Form 10-Q
period 2023-07-02
PFIZER INC
filed 2023-08-09
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2023

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

At August 4, 2023, 5,645,959,570 shares of the issuer’s voting common stock were outstanding.

DEFINED TERMS

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Form 10-Q (defined below) refer to Pfizer Inc. and its subsidiaries. Pfizer’s fiscal quarter-end for subsidiaries operating outside the U.S. is as of and for the three and six months ended May 28, 2023 and May 29, 2022, and for U.S. subsidiaries is as of and for the three and six months ended July 2, 2023 and July 3, 2022. References to “Notes” in this Form 10-Q are to the Notes to the Condensed or Consolidated Financial Statements in this Form 10-Q or in our 2022 Form 10-K. We also have used several other terms in this Form 10-Q, most of which are explained or defined below:

2022 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2022
Alexion	Alexion Pharma International Operations Limited
ALK	anaplastic lymphoma kinase
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Arena	Arena Pharmaceuticals, Inc.
Astellas	Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.
ATTR-CM	transthyretin amyloid cardiomyopathy
Biohaven	Biohaven Pharmaceutical Holding Company Ltd.
BioNTech	BioNTech SE
Biopharma	Global Biopharmaceuticals Business
Blackstone	Blackstone Life Sciences
BMS	Bristol-Myers Squibb Company
BOD	Board of Directors
CDC	U.S. Centers for Disease Control and Prevention
CMA	conditional marketing authorisation
Comirnaty*
Unless otherwise noted, refers to, as applicable, and as authorized or approved, the Pfizer-BioNTech COVID-19 Vaccine, the Pfizer-BioNTech COVID-19 Vaccine, Bivalent (Original and Omicron BA.4/BA.5), the Comirnaty Original/Omicron BA.1 Vaccine, and Comirnaty Original/Omicron BA.4/BA.5 Vaccine. In the U.S., the original monovalent mRNA COVID-19 vaccine is no longer emergency use authorized or CDC-recommended, although Comirnaty remains a licensed vaccine.

Cond. J-NDA	Conditional Japan New Drug Application
Consumer Healthcare JV	GSK Consumer Healthcare JV
COVID-19	novel coronavirus disease of 2019
Developed Europe	Includes the following markets: Western Europe, Scandinavian countries and Finland
Developed Markets	Includes the following markets: U.S., Developed Europe, Japan, Australia, Canada, South Korea and New Zealand
Developed Rest of World	Includes the following markets: Japan, Australia, Canada, South Korea and New Zealand
EC	European Commission
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Eastern Europe, Central Europe, the Middle East, Africa and Turkey
EPS	earnings per share
ESG	Environmental, Social and Governance
EU	European Union
EUA	emergency use authorization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FFDCA	U.S. Federal Food, Drug and Cosmetic Act
Form 10-Q	This Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2023
GAAP	Generally Accepted Accounting Principles
GBT	Global Blood Therapeutics, Inc.
GPD	Global Product Development
GSK	GSK plc
Haleon	Haleon plc
HIPAA	Health Insurance Portability and Accountability Act of 1996
Hospira	Hospira, Inc.
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
IRS	U.S. Internal Revenue Service
JAK	Janus kinase
JV	joint venture
King	King Pharmaceuticals LLC (formerly King Pharmaceuticals, Inc.)
LIBOR	London Interbank Offered Rate
LOE	loss of exclusivity

mCRC	metastatic colorectal cancer
mCRPC	metastatic castration-resistant prostate cancer
mCSPC	metastatic castration-sensitive prostate cancer
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MDL	Multi-District Litigation
Meridian	Meridian Medical Technologies, Inc.
Moody’s	Moody’s Investors Service
mRNA	messenger ribonucleic acid
MSA	Manufacturing Supply Agreement
Mylan	Mylan N.V.
NDA	New Drug Application
Nimbus	Nimbus Therapeutics, LLC
nmCRPC	non-metastatic castration-resistant prostate cancer
NSCLC	non-small cell lung cancer
ODT	oral disintegrating tablet
Ono	Ono Pharmaceutical Co., Ltd.
OPKO	OPKO Health, Inc.
OTC	over-the-counter
Paxlovid*	an oral COVID-19 treatment (nirmatrelvir [PF-07321332] tablets and ritonavir tablets)
PC1	Pfizer CentreOne
Pharmacia	Pharmacia LLC (formerly Pharmacia Corporation)
PIE	Pfizer Investment Enterprises Pte. Ltd. (a wholly-owned finance subsidiary of Pfizer)
Prevnar family	Includes Prevnar 13/Prevenar 13 (pediatric and adult) and Prevnar 20/Apexxnar (pediatric and adult)
PsA	psoriatic arthritis
QTD	Quarter-to-date or three months ended
RA	rheumatoid arthritis
RCC	renal cell carcinoma
R&D	research and development
S&P	Standard & Poor’s
Seagen	Seagen Inc.
SEC	U.S. Securities and Exchange Commission
SI&A	selling, informational and administrative
TSAs	transition service arrangements
UC	ulcerative colitis
U.K.	United Kingdom
U.S.	United States
Upjohn Business	Pfizer’s former global, primarily off-patent branded and generics business, which included a portfolio of 20 globally recognized solid oral dose brands, including Lipitor, Lyrica, Norvasc, Celebrex and Viagra, as well as a U.S.-based generics platform, Greenstone, that was spun-off on November 16, 2020 and combined with Mylan to create Viatris
Viatris	Viatris Inc.
ViiV	ViiV Healthcare Limited
Vyndaqel family	Includes Vyndaqel, Vyndamax and Vynmac
WRDM	Worldwide Research, Development and Medical
YTD	Year-to-date or six months ended
*The Pfizer-BioNTech COVID-19 Vaccine, Bivalent (Original and Omicron BA.4/BA.5) and certain uses of Paxlovid have not been approved or licensed by the FDA. The Pfizer-BioNTech COVID-19 Vaccine, Bivalent has been authorized by the FDA under an EUA to prevent COVID-19 in individuals aged 6 months and older. Paxlovid has been authorized for emergency use by the FDA under an EUA for the treatment of mild-to-moderate COVID-19 in pediatric patients (12 years of age and older weighing at least 40 kg) who are at high risk for progression to severe COVID-19, including hospitalization or death. The emergency uses are only authorized for the duration of the declaration that circumstances exist justifying the authorization of emergency use of the medical product during the COVID-19 pandemic under Section 564(b)(1) of the FFDCA unless the declaration is terminated or authorization revoked sooner. Please see the EUA Fact Sheets at www.covid19oralrx.com and www.cvdvaccine-us.com.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(MILLIONS, EXCEPT PER SHARE DATA)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Revenues	$12,734	$27,742	$31,015	$53,402
Costs and expenses:
Cost of sales(a)	3,237	8,648	8,122	18,632
Selling, informational and administrative expenses(a)	3,497	3,048	6,914	5,642
Research and development expenses(a)	2,648	2,815	5,153	5,116
Acquired in-process research and development expenses	33	1	55	356
Amortization of intangible assets	1,184	822	2,287	1,657
Restructuring charges and certain acquisition-related costs	214	189	222	381
Other (income)/deductions––net	(347)	772	(277)	1,122
Income from continuing operations before provision/(benefit) for taxes on income	2,269	11,447	8,539	20,497
Provision/(benefit) for taxes on income	(71)	1,570	644	2,742
Income from continuing operations	2,340	9,877	7,895	17,756
Discontinued operations––net of tax	(2)	34	(1)	26
Net income before allocation to noncontrolling interests	2,338	9,911	7,894	17,781
Less: Net income attributable to noncontrolling interests	11	6	24	12
Net income attributable to Pfizer Inc. common shareholders	$2,327	$9,906	$7,870	$17,769

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.41	$1.76	$1.40	$3.17
Discontinued operations––net of tax	—	0.01	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.41	$1.77	$1.40	$3.17

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.41	$1.73	$1.38	$3.09
Discontinued operations––net of tax	—	0.01	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.41	$1.73	$1.38	$3.10

Weighted-average shares––basic	5,646	5,593	5,640	5,605
Weighted-average shares––diluted	5,713	5,712	5,720	5,735
(a)Exclusive of amortization of intangible assets.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(MILLIONS)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net income before allocation to noncontrolling interests	$2,338	$9,911	$7,894	$17,781

Foreign currency translation adjustments, net	242	(1,268)	343	(1,631)
Unrealized holding gains/(losses) on derivative financial instruments, net	109	651	112	854
Reclassification adjustments for (gains)/losses included in net income(a)	(163)	(144)	140	(357)
	(54)	507	251	497
Unrealized holding gains/(losses) on available-for-sale securities, net	26	(486)	113	(620)
Reclassification adjustments for (gains)/losses included in net income(b)	16	255	(493)	487
	42	(232)	(379)	(132)
Reclassification adjustments related to amortization of prior service costs and other, net	(30)	(31)	(59)	(68)
Reclassification adjustments related to curtailments of prior service costs and other, net	(7)	1	(12)	(10)
	(37)	(30)	(72)	(78)
Other comprehensive income/(loss), before tax	193	(1,023)	143	(1,344)
Tax provision/(benefit) on other comprehensive income/(loss)	9	(55)	(53)	(115)
Other comprehensive income/(loss) before allocation to noncontrolling interests	$184	$(968)	$196	$(1,228)

Comprehensive income/(loss) before allocation to noncontrolling interests	$2,522	$8,943	$8,091	$16,553
Less: Comprehensive income/(loss) attributable to noncontrolling interests	8	—	18	6
Comprehensive income/(loss) attributable to Pfizer Inc.	$2,514	$8,943	$8,072	$16,546
(a)Reclassified into Other (income)/deductions—net and Cost of sales. See Note 7E.
(b)Reclassified into Other (income)/deductions—net.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS)	July 2, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$2,632	$416
Short-term investments	42,153	22,316
Trade accounts receivable, less allowance for doubtful accounts: 2023—$471; 2022—$449	10,231	10,952
Inventories	10,310	8,981
Current tax assets	3,194	3,577
Other current assets	4,828	5,017
Total current assets	73,347	51,259
Equity-method investments	11,422	11,033
Long-term investments	3,644	4,036
Property, plant and equipment, less accumulated depreciation: 2023—$15,554; 2022—$15,174	17,488	16,274
Identifiable intangible assets	41,406	43,370
Goodwill	51,572	51,375
Noncurrent deferred tax assets and other noncurrent tax assets	8,261	6,693
Other noncurrent assets	13,028	13,163
Total assets	$220,168	$197,205

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2023—$3,565; 2022—$2,560	$3,985	$2,945
Trade accounts payable	6,081	6,809
Dividends payable	2,315	2,303
Income taxes payable	2,928	1,587
Accrued compensation and related items	1,972	3,407
Deferred revenues	1,286	2,520
Other current liabilities	16,079	22,568
Total current liabilities	34,647	42,138
Long-term debt	61,356	32,884
Pension and postretirement benefit obligations	2,184	2,250
Noncurrent deferred tax liabilities	1,232	1,023
Other taxes payable	8,052	9,812
Other noncurrent liabilities	13,403	13,180
Total liabilities	120,875	101,288

Commitments and Contingencies

Common stock	478	476
Additional paid-in capital	92,329	91,802
Treasury stock	(114,482)	(113,969)
Retained earnings	128,796	125,656
Accumulated other comprehensive loss	(8,102)	(8,304)
Total Pfizer Inc. shareholders’ equity	99,019	95,661
Equity attributable to noncontrolling interests	274	256
Total equity	99,293	95,916
Total liabilities and equity	$220,168	$197,205
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, April 2, 2023	9,560	$478	$92,153	(3,915)	$(114,473)	$131,101	$(8,289)	$100,970	$266	$101,236
Net income						2,327		2,327	11	2,338
Other comprehensive income/(loss), net of tax							187	187	(3)	184
Cash dividends declared, per share: $0.82
Common stock						(4,630)		(4,630)		(4,630)
Share-based payment transactions	1	—	176	—	(8)	(4)		164		164
Other			—	—	—	—		—	—	—
Balance, July 2, 2023	9,561	$478	$92,329	(3,916)	$(114,482)	$128,796	$(8,102)	$99,019	$274	$99,293

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, April 3, 2022	9,494	$476	$90,844	(3,903)	$(113,931)	$111,193	$(6,157)	$82,424	$261	$82,685
Net income						9,906		9,906	6	9,911
Other comprehensive income/(loss), net of tax							(963)	(963)	(5)	(968)
Cash dividends declared, per share: $0.80
Common stock						(4,489)		(4,489)		(4,489)
Share-based payment transactions	2	—	339	—	(8)	(2)		330		330
Other			—	—	—	—		—	—	—
Balance, July 3, 2022	9,496	$476	$91,183	(3,903)	$(113,939)	$116,608	$(7,119)	$87,208	$261	$87,469

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2023	9,519	$476	$91,802	(3,903)	$(113,969)	$125,656	$(8,304)	$95,661	$256	$95,916
Net income						7,870		7,870	24	7,894
Other comprehensive income/(loss), net of tax							202	202	(6)	196
Cash dividends declared, per share: $0.82
Common stock						(4,630)		(4,630)		(4,630)
Share-based payment transactions	42	2	527	(12)	(512)	(101)		(85)		(85)
Other			—	—	—	—		—	—	—
Balance, July 2, 2023	9,561	$478	$92,329	(3,916)	$(114,482)	$128,796	$(8,102)	$99,019	$274	$99,293

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2022	9,471	$473	$90,591	(3,851)	$(111,361)	$103,394	$(5,897)	$77,201	$262	$77,462
Net income						17,769		17,769	12	17,781
Other comprehensive income/(loss), net of tax							(1,223)	(1,223)	(6)	(1,228)
Cash dividends declared, per share: $0.80
Common stock						(4,489)		(4,489)		(4,489)
Share-based payment transactions	25	2	588	(12)	(578)	(66)		(53)		(53)
Purchases of common stock				(39)	(2,000)			(2,000)		(2,000)
Other			3	—	—	—		3	(7)	(4)
Balance, July 3, 2022	9,496	$476	$91,183	(3,903)	$(113,939)	$116,608	$(7,119)	$87,208	$261	$87,469
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(MILLIONS)	July 2, 2023	July 3, 2022
Operating Activities
Net income before allocation to noncontrolling interests	$7,894	$17,781
Discontinued operations—net of tax	(1)	26
Net income from continuing operations before allocation to noncontrolling interests	7,895	17,756
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by/(used in) operating activities:
Depreciation and amortization	3,060	2,362
Asset write-offs and impairments	327	58
Deferred taxes	(1,471)	(3,461)
Share-based compensation expense	253	373
Benefit plan contributions in excess of expense/income	(322)	(146)
Other adjustments, net	(317)	1,270
Other changes in assets and liabilities, net of acquisitions and divestitures	(9,423)	(3,496)
Net cash provided by/(used in) operating activities from continuing operations	4	14,717
Net cash provided by/(used in) operating activities from discontinued operations	—	(5)
Net cash provided by/(used in) operating activities	4	14,711

Investing Activities
Purchases of property, plant and equipment	(2,053)	(1,394)
Purchases of short-term investments	(21,006)	(18,937)
Proceeds from redemptions/sales of short-term investments	12,594	20,151
Net (purchases of)/proceeds from redemptions/sales of short-term investments with original maturities of three months or less	(11,217)	(3,153)
Purchases of long-term investments	(92)	(1,324)
Proceeds from redemptions/sales of long-term investments	172	226
Acquisitions of businesses, net of cash acquired	(25)	(6,225)
Other investing activities, net	(543)	(91)
Net cash provided by/(used in) investing activities	(22,170)	(10,746)

Financing Activities
Proceeds from short-term borrowings	14	4,012
Net (payments on)/proceeds from short-term borrowings with original maturities of three months or less	22	379
Proceeds from issuance of long-term debt	30,831	—
Payments on long-term debt	(1,269)	(1,609)
Purchases of common stock	—	(2,000)
Cash dividends paid	(4,618)	(4,493)
Other financing activities, net	(576)	(347)
Net cash provided by/(used in) financing activities	24,403	(4,058)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	(7)	(67)
Net increase/(decrease) in cash and cash equivalents and restricted cash and cash equivalents	2,229	(159)
Cash and cash equivalents and restricted cash and cash equivalents, at beginning of period	468	1,983
Cash and cash equivalents and restricted cash and cash equivalents, at end of period	$2,698	$1,824
Supplemental Cash Flow Information
Cash paid/(received) during the period for:
Income taxes	$2,025	$3,098
Interest paid	821	771
Interest rate hedges	31	(10)
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES.
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
Pfizer’s fiscal quarter-end for subsidiaries operating outside the U.S. is as of and for the three and six months ended May 28, 2023 and May 29, 2022, and for U.S. subsidiaries is as of and for the three and six months ended July 2, 2023 and July 3, 2022.
We manage our commercial operations through two operating segments, each led by a single manager: Biopharma and Business Innovation. Biopharma is the only reportable segment. See Note 13A below and Note 17A in our 2022 Form 10-K.
Business development activities impacted financial results in the periods presented. In March 2023, we and Seagen announced that the companies entered into an agreement under which we will acquire Seagen, a global biotechnology company that discovers, develops and commercializes transformative cancer medicines, for $229 in cash per Seagen share for a total enterprise value of approximately $43 billion. We expect to finance the transaction substantially through $31 billion of long-term debt issued in May 2023 (see Note 7D), and the balance from a combination of short-term financing and existing cash. The transaction was approved by Seagen’s shareholders in May 2023. The transaction is expected to close in late 2023 or early 2024, and remains subject to customary closing conditions, including receipt of required regulatory approvals. See Note 2 below, as well as Notes 1A and 2 in our 2022 Form 10-K.
We have made certain reclassification adjustments to conform prior-period amounts to the current presentation for segment reporting.
B. New Accounting Standards Adopted in 2023
On January 1, 2023, we adopted a new accounting standard for supplier finance programs which requires increased disclosures in the notes to our financial statements. See Note 8C.
In the second quarter of 2023, we adopted new accounting standards on reference rate reform that provide temporary optional expedients and exceptions to the guidance for contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate that were discontinued after June 30, 2023. We applied certain of the optional expedients related to hedge accounting relationships. The main purpose of the expedients is to allow hedge accounting to continue uninterrupted and make it easier to apply the requirements to maintain hedge accounting during the transition period through December 31, 2024.
C. Revenues and Trade Accounts Receivable
Customers––Our prescription biopharmaceutical products, with the exception of Paxlovid, are sold principally to wholesalers, but we also sell directly to retailers, hospitals, clinics, government agencies and pharmacies. We principally sell Paxlovid to government agencies and distributors. In the U.S., we primarily sell our vaccines directly to the federal government (including the CDC), wholesalers, individual provider offices, retail pharmacies and integrated delivery systems. Outside the U.S., we primarily sell our vaccines to government and non-government institutions.
Deductions from Revenues––Our accruals for Medicare, Medicaid and related state program and performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts are as follows:

(MILLIONS)	July 2, 2023	December 31, 2022
Reserve against Trade accounts receivable, less allowance for doubtful accounts	$1,236	$1,200
Other current liabilities:
Accrued rebates	4,868	4,479
Other accruals	412	430
Other noncurrent liabilities	473	612
Total accrued rebates and other sales-related accruals	$6,989	$6,722

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
During the three and six months ended July 2, 2023 and July 3, 2022, additions to the allowance for credit losses, write-offs and recoveries of customer receivables were not material to our condensed consolidated financial statements. For additional information on our trade accounts receivable, see Note 1G in our 2022 Form 10-K.
Note 2. Acquisitions, Discontinued Operations, Equity-Method Investment and Research and Development Arrangement
A. Acquisitions
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
Biohaven––On October 3, 2022, we acquired Biohaven, the maker of Nurtec ODT/Vydura (rimegepant), an innovative therapy approved for both acute treatment of migraine and prevention of episodic migraine in adults. The total fair value of the consideration transferred was $11.8 billion, which includes the fair value of Pfizer’s previous investment in Biohaven on the acquisition date of approximately $300 million. In connection with this business combination, we provisionally recorded: (i) $12.1 billion in Identifiable intangible assets, consisting of $11.6 billion of developed technology rights with a useful life of 11 years and $450 million of IPR&D, (ii) $813 million of inventories to be sold over approximately two years, (iii) $795 million of Goodwill, (iv) $398 million of trade accounts receivable, (v) $1.4 billion of assumed long-term debt that was paid in full in the fourth quarter of 2022, (vi) $566 million of net deferred tax liabilities and (vii) $476 million of Other current liabilities. The allocation of the consideration transferred to the assets acquired and liabilities assumed has not yet been finalized.
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
B. Discontinued Operations
Discontinued operations––net of tax in the periods presented relate to post-close adjustments for previously divested businesses. In the three and six months ended July 2, 2023 and July 3, 2022, amounts recorded under interim agreements, including TSAs and MSAs, associated with these disposals were not material. Under agreements related to the 2020 spin-off and the combination of the Upjohn Business with Mylan to form Viatris, net amounts due to Viatris were $25 million as of July 2, 2023 and $94 million as of December 31, 2022. The cash flows associated with the agreements are included in Net cash provided by/(used in) operating activities. For information about the nature of these agreements, see Note 2B in our 2022 Form 10-K.
C. Equity-Method Investment
Haleon/Consumer Healthcare JV––On July 18, 2022, GSK completed a demerger of the Consumer Healthcare JV which became Haleon, an independent, publicly traded company listed on the London Stock Exchange that holds the joint historical

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

consumer healthcare business of GSK and Pfizer following the demerger. We continue to own 32% of the ordinary shares of Haleon after the demerger.
The carrying value of our investment in Haleon as of July 2, 2023 and as of December 31, 2022 is $11.2 billion and $10.8 billion, respectively, and is reported in Equity-method investments. The fair value of our investment in Haleon as of July 2, 2023, based on quoted market prices of Haleon stock, was $12.1 billion. Haleon/the Consumer Healthcare JV is a foreign investee whose reporting currency is the U.K. pound, and therefore we translate its financial statements into U.S. dollars and recognize the impact of foreign currency translation adjustments in the carrying value of our investment and in other comprehensive income. The increase in the value of our investment from December 31, 2022 is primarily due to $271 million in pre-tax foreign currency translation adjustments (see Note 6) and our share of Haleon’s earnings of $219 million, partially offset by $88 million in dividends received. We record our share of earnings from Haleon/the Consumer Healthcare JV on a quarterly basis on a one-quarter lag in Other (income)/deductions––net. Our total share of Haleon’s earnings generated in the first quarter of 2023, which we recorded in our operating results in the second quarter of 2023, was $151 million. Our total share of Haleon’s earnings generated in the fourth quarter of 2022 and first quarter of 2023, which we recorded in our operating results in the first six months of 2023, was $219 million. Our total share of the JV’s earnings generated in the first quarter of 2022, which we recorded in our operating results in the second quarter of 2022, was $150 million. Our total share of the JV’s earnings generated in the fourth quarter of 2021 and first quarter of 2022, which we recorded in our operating results in the first six months of 2022, was $335 million. The total amortization and adjustment of basis differences resulting from the excess of the initial fair value of our investment over the underlying equity in the carrying value of the net assets of Haleon/the Consumer Healthcare JV is included in Other (income)/deductions—net and was not material to our results of operations in the periods presented. See Note 4.

Summarized financial information for our equity-method investee, Haleon/the Consumer Healthcare JV, for the three and six months ending March 31, 2023, the most recent period available, and for the three and six months ending March 31, 2022, is as follows:

	Three Months Ended		Six Months Ended
(MILLIONS)	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Net sales	$3,627	$3,526	$6,889	$6,945
Cost of sales	(1,392)	(1,322)	(2,888)	(2,634)
Gross profit	$2,235	$2,204	$4,001	$4,312
Income from continuing operations	504	487	730	1,077
Net income	504	487	730	1,077
Income attributable to shareholders	473	468	684	1,046
D. Research and Development Arrangement
Research and Development Funding Arrangement with Blackstone––In April 2023, we entered into an arrangement with Blackstone under which we will receive up to a total of $550 million in 2023 through 2026 to co-fund our quarterly development costs for specified treatments. As there is substantive transfer of risk to the financial partner, the development funding is recognized by us as an obligation to perform contractual services. We are recognizing the funding as a reduction of Research and development expenses using an attribution model over the period of the related expenses. The reduction to Research and development expenses for the second quarter of 2023 was $45 million. If successful, upon regulatory approval in the U.S. or certain major markets in the EU for the indications based on the applicable clinical trials, Blackstone will be eligible to receive approval-based fixed milestone payments of up to $468 million contingent upon the successful results of the clinical trials. Fixed milestone payments due upon approval will be recorded as intangible assets and amortized to Amortization of intangible assets over the shorter of the term of the agreement or estimated commercial life of the product. Following potential regulatory approval, Blackstone will be eligible to receive a combination of fixed milestone payments of up to $550 million in total based on achievement of certain levels of cumulative applicable net sales, as well as royalties based on a mid-to-high single digit percentage of the applicable net sales. Fixed sales-based milestone payments will be recorded as intangible assets and amortized to Amortization of intangible assets over the shorter of the term of the agreement or estimated commercial life of the product, and royalties on net sales will be recorded as Cost of sales when incurred.

PFIZER INC. AND SUBSIDIARY COMPANIES.
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
From the start of this program in the fourth quarter of 2019 through July 2, 2023, we incurred costs of $3.8 billion, of which $1.5 billion ($1.1 billion of restructuring charges) is associated with Biopharma. We have incurred approximately 85% of total expected costs to date, and we expect the remaining costs to be substantially incurred through 2023.
B. Key Activities

The following summarizes costs and credits for acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended		Six Months Ended
(MILLIONS)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Restructuring charges/(credits):
Employee terminations	$96	$110	$61	$135
Asset impairments	15	20	4	28
Exit costs/(credits)	27	18	29	29
Restructuring charges/(credits)(a)	138	147	94	191
Transaction costs(b)	8	36	8	42
Integration costs and other(c)	68	6	120	148
Restructuring charges and certain acquisition-related costs	214	189	222	381
Net periodic benefit costs/(credits) recorded in Other (income)/deductions––net	(2)	—	(7)	(6)
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income, mainly in Cost of sales(d)	4	7	23	15
Implementation costs recorded in our condensed consolidated statements of income as follows(e):
Cost of sales	13	15	27	27
Selling, informational and administrative expenses	67	134	126	208
Research and development expenses	19	—	30	—
Total implementation costs	98	149	183	235
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$313	$345	$420	$625
(a)Primarily represents cost reduction initiatives. Restructuring charges/(credits) associated with Biopharma: charges of $4 million and credits of $23 million for the three and six months ended July 2, 2023, respectively, and charges of $50 million and $46 million for the three and six months ended July 3, 2022, respectively.
(b)Represents external costs for banking, legal, accounting and other similar services.
(c)Represents external, incremental costs directly related to integrating acquired businesses, such as expenditures for consulting and the integration of systems and processes, and certain other qualifying costs. In the six months ended July 2, 2023, integration costs and other were mostly related to our acquisitions of GBT and Biohaven. In the six months ended July 3, 2022, integration costs and other were mostly related to our acquisition of Arena, including $138 million in payments to Arena employees in the first quarter of 2022 for the fair value of previously unvested long-term incentive awards that was recognized as post-closing compensation expense.
(d)Represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.
(e)Represents external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following summarizes the components and changes in restructuring accruals:
(MILLIONS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2022(a)	$1,196	$—	$8	$1,204
Provision/(credit)	61	4	29	94
Utilization and other(b)	(556)	(4)	(23)	(584)
Balance, July 2, 2023(c)	$700	$—	$14	$714
(a)Included in Other current liabilities ($991 million) and Other noncurrent liabilities ($213 million).
(b)Other activity includes adjustments for foreign currency translation that are not material.
(c)Included in Other current liabilities ($556 million) and Other noncurrent liabilities ($158 million).
Note 4. Other (Income)/Deductions—Net

Components of Other (income)/deductions––net include:
	Three Months Ended		Six Months Ended
(MILLIONS)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Interest income	$(316)	$(30)	$(493)	$(44)
Interest expense	508	293	826	614
Net interest expense(a)	192	263	333	571
Royalty-related income	(273)	(217)	(477)	(389)
Net (gains)/losses on asset disposals	5	—	(2)	(1)
Net (gains)/losses recognized during the period on equity securities(b)	(135)	541	316	1,241
Income from collaborations, out-licensing arrangements and sales of compound/product rights	(7)	(5)	(74)	(14)
Net periodic benefit costs/(credits) other than service costs	(88)	295	(168)	12
Certain legal matters, net(c)	139	19	175	98
Certain asset impairments(d)	—	—	264	—
Haleon/Consumer Healthcare JV equity method (income)/loss(e)	(156)	(149)	(224)	(334)
Other, net(f)	(24)	26	(421)	(62)
Other (income)/deductions––net	$(347)	$772	$(277)	$1,122
(a)The decrease in net interest expense in the second quarter and first six months of 2023 reflects higher interest expense driven by our $31 billion aggregate principal amount of senior unsecured notes issued in May 2023 as part of the financing for our proposed acquisition of Seagen, which was more than offset by higher interest income on the investment of the net proceeds from the debt issuance.
(b)The net gains in the second quarter of 2023 include, among other things, unrealized gains of $202 million related to our investment in Cerevel Therapeutics Holdings, Inc. (Cerevel). The net losses in the first six months of 2023 include, among other things, unrealized losses of $276 million related to our investment in BioNTech. The net losses in 2022 included, among other things, unrealized losses of $432 million in the second quarter and $776 million in the first six months related to our investments in BioNTech and Cerevel.
(c)The second quarter and first six months of 2023 primarily include certain product liability and other legal expenses related to products discontinued and/or divested by Pfizer. The second quarter and first six months of 2022 primarily included certain product liability expenses related to products discontinued and/or divested by Pfizer. The first six months of 2022 also included legal obligations related to pre-acquisition commitments.
(d)The first six months of 2023 primarily represents intangible asset impairment charges, including $128 million associated with Other business activities, related to IPR&D and developed technology rights for acquired software assets and reflects unfavorable pivotal trial results and updated commercial forecasts, and $120 million associated with our Biopharma segment resulting from the discontinuation of a study related to an out-licensed IPR&D asset for the treatment of prostate cancer, acquired in our Array BioPharma Inc. acquisition.
(e)See Note 2C.
(f)The first six months of 2023 primarily includes, among other things, dividend income of $211 million from our investment in Nimbus resulting from Takeda Pharmaceutical Company Limited’s acquisition of Nimbus’s oral, selective allosteric tyrosine kinase 2 (TYK2) inhibitor program subsidiary, and $183 million from our investment in ViiV.

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Additional information about the intangible assets that were impaired during 2023 follows:
					Six Months Ended
	Fair Value(a)				July 2, 2023
(MILLIONS)	Amount	Level 1	Level 2	Level 3	Impairment
Intangible assets––Licensing agreements and other(b)	$—	$—	$—	$—	$120
Intangible assets––IPR&D(b)	—	—	—	—	94
Intangible assets––Developed technology rights(b)	—	—	—	—	34
Total	$—	$—	$—	$—	$248
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
Note 5. Tax Matters
A. Taxes on Income from Continuing Operations
Our effective tax rate for continuing operations was (3.1)% for the second quarter of 2023, compared to 13.7% for the second quarter of 2022, and was 7.5% for the first six months of 2023, compared to 13.4% for the first six months of 2022. The negative effective tax rate for the second quarter of 2023 and the lower effective tax rates for the second quarter and first six months of 2023, compared to the second quarter and first six months of 2022, were primarily due to tax benefits in the second quarter of 2023 related to global income tax resolutions in multiple jurisdictions spanning multiple tax years and a favorable change in the jurisdictional mix of earnings.
We elected, with the filing of our 2018 U.S. Federal Consolidated Income Tax Return, to pay our initial estimated $15 billion repatriation tax liability on accumulated post-1986 foreign earnings over eight years through 2026. The fifth annual installment of this liability was paid by its April 18, 2023 due date. The sixth annual installment is due April 15, 2024 and is reported in current Income taxes payable as of July 2, 2023. The remaining liability is reported in noncurrent Other taxes payable. Our obligations may vary as a result of changes in our uncertain tax positions and/or availability of attributes such as foreign tax and other credit carryforwards.
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

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Tax Provision/(Benefit) on Other Comprehensive Income/(Loss)

Components of Tax provision/(benefit) on other comprehensive income/(loss) include:
	Three Months Ended		Six Months Ended
(MILLIONS)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Foreign currency translation adjustments, net(a)	$20	$(114)	$(5)	$(185)
Unrealized holding gains/(losses) on derivative financial instruments, net	25	98	28	130
Reclassification adjustments for (gains)/losses included in net income	(33)	(3)	(12)	(26)
	(8)	95	16	105
Unrealized holding gains/(losses) on available-for-sale securities, net	3	(61)	14	(78)
Reclassification adjustments for (gains)/losses included in net income	2	32	(62)	61
	5	(29)	(47)	(17)
Reclassification adjustments related to amortization of prior service costs and other, net	(7)	(7)	(14)	(16)
Reclassification adjustments related to curtailments of prior service costs and other, net	(1)	—	(3)	(2)
	(8)	(8)	(17)	(18)
Tax provision/(benefit) on other comprehensive income/(loss)	$9	$(55)	$(53)	$(115)
(a)Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that we intend to hold indefinitely.
Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following summarizes the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS)	Foreign Currency Translation Adjustments(a)	Derivative Financial Instruments	Available-For-Sale Securities	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2022	$(8,360)	$(412)	$220	$248	$(8,304)
Other comprehensive income/(loss)(b)	354	235	(332)	(55)	202
Balance, July 2, 2023	$(8,006)	$(177)	$(112)	$193	$(8,102)
(a)Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests.
(b)Foreign currency translation adjustments include net gains related to our equity-method investment in Haleon (see Note 2C) and the impact of our net investment hedging program.

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments
A. Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis and Fair Value Hierarchy, using a Market Approach:

	July 2, 2023			December 31, 2022
(MILLIONS)	Total	Level 1	Level 2	Total	Level 1	Level 2
Financial assets:
Short-term investments
Equity securities with readily determinable fair values:
Money market funds	$17,639	$—	$17,639	$1,588	$—	$1,588

Available-for-sale debt securities:
Government and agency—non-U.S.	15,492	—	15,492	15,915	—	15,915
Government and agency—U.S.	6,348	—	6,348	1,313	—	1,313
Corporate and other	2,252	—	2,252	1,514	—	1,514
	24,091	—	24,091	18,743	—	18,743
Total short-term investments	41,730	—	41,730	20,331	—	20,331
Other current assets
Derivative assets:
Foreign exchange contracts	562	—	562	714	—	714
Total other current assets	562	—	562	714	—	714
Long-term investments
Equity securities with readily determinable fair values(a)	2,507	2,500	6	2,836	2,823	13

Available-for-sale debt securities:
Government and agency—non-U.S.	181	—	181	280	—	280
Corporate and other	73	—	73	72	—	72
	254	—	254	352	—	352
Total long-term investments	2,761	2,500	260	3,188	2,823	365
Other noncurrent assets
Derivative assets:
Foreign exchange contracts	292	—	292	364	—	364
Total derivative assets	292	—	292	364	—	364
Insurance contracts(b)	745	—	745	665	—	665
Total other noncurrent assets	1,036	—	1,036	1,028	—	1,028
Total assets	$46,089	$2,500	$43,588	$25,261	$2,823	$22,439

Financial liabilities:
Other current liabilities
Derivative liabilities:
Interest rate contracts	$15	$—	$15	$10	$—	$10
Foreign exchange contracts	371	—	371	694	—	694
Total other current liabilities	386	—	386	704	—	704
Other noncurrent liabilities
Derivative liabilities:
Interest rate contracts	318	—	318	321	—	321
Foreign exchange contracts	902	—	902	864	—	864
Total other noncurrent liabilities	1,221	—	1,221	1,185	—	1,185
Total liabilities	$1,606	$—	$1,606	$1,889	$—	$1,889
(a)Long-term equity securities of $121 million as of July 2, 2023 and $143 million as of December 31, 2022 were held in restricted trusts for U.S. non-qualified employee benefit plans.
(b)Includes life insurance policies held in restricted trusts for U.S. non-qualified employee benefit plans. The underlying invested assets in these contracts are marketable securities, which are carried at fair value, with changes in fair value recognized in Other (income)/deductions—net (see Note 4).
Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis––The carrying value of Long-term debt, excluding the current portion was $61 billion as of July 2, 2023 and $33 billion as of December 31, 2022. The estimated fair value of such debt, using a market approach and Level 2 inputs, was $60 billion as of July 2, 2023 and $30 billion as of December 31, 2022.
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities, long-term receivables and short-term borrowings not measured at fair value on a recurring basis were not significant

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

as of July 2, 2023 and December 31, 2022. The fair value measurements of our held-to-maturity debt securities and short-term borrowings are based on Level 2 inputs. The fair value measurements of our long-term receivables and private equity securities are based on Level 3 inputs.
B. Investments
Total Short-Term, Long-Term and Equity-Method Investments

The following summarizes our investments by classification type:
(MILLIONS)	July 2, 2023	December 31, 2022
Short-term investments
Equity securities with readily determinable fair values(a)	$17,639	$1,588
Available-for-sale debt securities	24,091	18,743
Held-to-maturity debt securities	423	1,985
Total Short-term investments	$42,153	$22,316

Long-term investments
Equity securities with readily determinable fair values(b)	$2,507	$2,836
Available-for-sale debt securities	254	352
Held-to-maturity debt securities	50	48
Private equity securities at cost(b)	833	800
Total Long-term investments	$3,644	$4,036
Equity-method investments	11,422	11,033
Total long-term investments and equity-method investments	$15,066	$15,069
Held-to-maturity cash equivalents	$602	$679
(a)Includes money market funds primarily invested in U.S. Treasury and government debt.
(b)Represent investments in the life sciences sector.
Debt Securities

Our investment portfolio consists of investment-grade debt securities issued across diverse governments, corporate and financial institutions:
	July 2, 2023							December 31, 2022
		Gross Unrealized			Contractual or Estimated Maturities (in Years)				Gross Unrealized
(MILLIONS)	Amortized Cost	Gains	Losses	Fair Value	Within 1	Over 1 to 5	Over 5	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Government and agency––non-U.S.	$15,791	$7	$(124)	$15,673	$15,492	$181	$—	$15,946	$297	$(48)	$16,195
Government and agency––U.S.	6,351	—	(3)	6,348	6,348	—	—	1,313	—	—	1,313
Corporate and other	2,332	—	(8)	2,324	2,252	73	—	1,584	7	(4)	1,586
Held-to-maturity debt securities
Time deposits and other	1,071	—	—	1,071	1,025	35	11	1,171	—	—	1,171
Government and agency––non-U.S.	4	—	—	4	—	3	1	1,542	—	—	1,542
Total debt securities	$25,548	$7	$(135)	$25,420	$25,116	$293	$11	$21,556	$304	$(53)	$21,807
Any expected credit losses to these portfolios would be immaterial to our financial statements.
Equity Securities

The following presents the calculation of the portion of unrealized (gains)/losses that relates to equity securities, excluding equity-method investments, held at the reporting date:
	Three Months Ended		Six Months Ended
(MILLIONS)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net (gains)/losses recognized during the period on equity securities(a)	$(135)	$541	$316	$1,241
Less: Net (gains)/losses recognized during the period on equity securities sold during the period	(14)	(68)	(47)	(79)
Net unrealized (gains)/losses during the reporting period on equity securities still held at the reporting date(b)	$(121)	$610	$363	$1,320

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(a)Reported in Other (income)/deductions––net. See Note 4.
(b)Included in net unrealized (gains)/losses are observable price changes on equity securities without readily determinable fair values. As of July 2, 2023, there were cumulative impairments and downward adjustments of $170 million and upward adjustments of $200 million. Impairments, downward and upward adjustments were not significant in the second quarters and first six months of 2023 and 2022.
C. Short-Term Borrowings

Short-term borrowings include:
(MILLIONS)	July 2, 2023	December 31, 2022
Current portion of long-term debt, principal amount	$3,550	$2,550
Other short-term borrowings, principal amount(a)	420	385
Total short-term borrowings, principal amount	3,970	2,935
Net fair value adjustments	15	10
Total Short-term borrowings, including current portion of long-term debt, carried at historical proceeds, as adjusted	$3,985	$2,945
(a)Primarily includes cash collateral. See Note 7F.
D. Long-Term Debt
Issuance

In May 2023, we issued, through our wholly-owned finance subsidiary, PIE, the following senior unsecured notes as part of the financing for our proposed acquisition of Seagen(a), (b):
(MILLIONS)		Principal
Interest Rate	Maturity Date	July 2, 2023
4.65%(c)	May 19, 2025	$3,000
4.45%(c)	May 19, 2026	3,000
4.45%(c)	May 19, 2028	4,000
4.65%(c)	May 19, 2030	3,000
4.75%	May 19, 2033	5,000
5.11%(c)	May 19, 2043	3,000
5.30%	May 19, 2053	6,000
5.34%(c)	May 19, 2063	4,000
Total long-term debt issued in the second quarter of 2023(d)		$31,000
(a)The notes are fully and unconditionally guaranteed on a senior unsecured basis by Pfizer Inc. PIE was formed to finance a portion of the consideration for the proposed acquisition of Seagen and has no assets or operations and will have no assets or operations, other than as related to the issuance, administration and repayment of the notes and any other debt securities that it may issue in the future.
(b)The notes may be redeemed by us at any time, in whole, or in part, at a make-whole redemption price plus accrued and unpaid interest.
(c)The notes are subject to a special mandatory redemption (at a price equal to 101% of the aggregate principal amount of such series of notes, plus any accrued and unpaid interest) under certain circumstances if the proposed acquisition of Seagen is terminated or does not close by an agreed upon date.
(d)The weighted average effective interest rate for the notes at issuance was 4.93%.

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following outlines our senior unsecured long-term debt* and the weighted-average stated interest rate by maturity:
(MILLIONS)	July 2, 2023	December 31, 2022
Notes due 2024 (3.9% for 2022)(a)	$—	$2,250
Notes due 2025 (3.9% for 2023 and 0.8% for 2022)	3,750	750
Notes due 2026 (3.7% for 2023 and 2.9% for 2022)	6,000	3,000
Notes due 2027 (2.1% for 2023 and 2022)	1,017	1,000
Notes due 2028 (4.6% for 2023 and 4.8% for 2022)	5,660	1,660
Notes due 2029 (3.5% for 2023 and 2022)	1,750	1,750
Notes due 2030-2034 (4.1% for 2023 and 2.9% for 2022)	12,000	4,000
Notes due 2035-2039 (5.8% for 2023 and 2022)	8,046	8,017
Notes due 2040-2044 (4.1% for 2023 and 3.6% for 2022)	7,990	4,903
Notes due 2045-2049 (4.1% for 2023 and 2022)	3,500	3,500
Notes due 2050-2063 (5.0% for 2023 and 2.7% for 2022)	11,250	1,250
Total long-term debt, principal amount	$60,963	$32,080
Net fair value adjustments related to hedging and purchase accounting	892	959
Net unamortized discounts, premiums and debt issuance costs	(499)	(175)
Other long-term debt	—	20
Total long-term debt, carried at historical proceeds, as adjusted	$61,356	$32,884
Current portion of long-term debt, carried at historical proceeds, as adjusted (not included above (3.9% for 2023 and 3.7% for 2022))	$3,565	$2,560
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
The derivative financial instruments primarily hedge or offset exposures in the euro, U.K. Pound, Japanese Yen, Chinese renminbi, Singapore dollar and Canadian dollar, and include a portion of our forecasted foreign exchange-denominated intercompany inventory sales hedged up to two years. We may seek to protect against possible declines in the reported net investments of our foreign business entities.
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

The following summarizes the fair value of the derivative financial instruments and notional amounts:
	July 2, 2023			December 31, 2022
		Fair Value			Fair Value
(MILLIONS)	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$24,145	$630	$1,095	$26,603	$838	$1,196
Interest rate contracts	2,250	—	333	2,250	—	331
		630	1,428		838	1,527
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$22,630	223	178	$29,814	240	362
Total		$853	$1,606		$1,078	$1,889
(a)The notional amount of outstanding foreign exchange contracts hedging our intercompany forecasted inventory sales was $4.6 billion as of July 2, 2023 and $4.4 billion as of December 31, 2022.

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk exposures:
	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Three Months Ended
(MILLIONS)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Interest rate contracts	$—	$—	$68	$—	$—	$—
Foreign exchange contracts(b)	—	—	6	624	126	119
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	34	27	37	25
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	(45)	(66)	—	—	—	—
Hedged item	45	66	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	(70)	674	—	—
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	9	59	33	33
Non-Derivative Financial Instruments in Net Investment Hedge Relationships(d):
Foreign currency long-term debt	—	—	(1)	48	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	99	(394)	—	—	—	—
	$99	$(394)	$47	$1,432	$196	$177

	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Six Months Ended
(MILLIONS)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Interest rate contracts	$—	$—	$68	$—	$—	$—
Foreign exchange contracts(b)	—	—	(47)	811	(230)	314
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	90	43	90	43
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	3	(222)	—	—	—	—
Hedged item	(3)	222	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	(283)	933	—	—
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	76	(15)	67	63
Non-Derivative Financial Instruments in Net Investment Hedge Relationships(d):
Foreign currency short-term borrowings	—	—	—	26	—	—
Foreign currency long-term debt	—	—	(17)	70	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	116	(413)	—	—	—	—
	$116	$(413)	$(113)	$1,868	$(73)	$421

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
(b)The amounts reclassified from OCI into COS were:
•a net gain of $55 million in the second quarter of 2023;
•a net gain of $146 million in the first six months of 2023;
•a net gain of $68 million in the second quarter of 2022; and
•a net gain of $102 million in the first six months of 2022.
The remaining amounts were reclassified from OCI into OID. Based on quarter-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax gain of $208 million within the next 12 months into income. The maximum length of time over which we are hedging our exposure to the variability in future foreign exchange cash flows is approximately 20 years and relates to foreign currency debt.
(c)The amounts reclassified from OCI were reclassified into OID.
(d)Short-term borrowings and long-term debt include foreign currency borrowings, which are used in net investment hedges. The related long-term debt carrying values as of July 2, 2023 and December 31, 2022 were $812 million and $795 million, respectively.

The following summarizes cumulative basis adjustments to our debt in fair value hedges:
	July 2, 2023			December 31, 2022
		Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount			Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount
(MILLIONS)	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships
Short-term borrowings, including current portion of long-term debt	$—	$—	$13	$—	$—	$10
Long-term debt	$2,236	$(318)	$989	$2,235	$(321)	$1,042
(a)Carrying amounts exclude the cumulative amount of fair value hedging adjustments.
F. Credit Risk
A significant portion of our trade accounts receivable balances are due from wholesalers and governments. For additional information on our trade accounts receivables with significant customers, see Note 13C below and Note 17C in our 2022 Form 10-K.
As of July 2, 2023, the largest investment exposures in our portfolio consist primarily of money market funds mainly invested in U.S. Treasury and government debt, as well as sovereign debt instruments issued by the U.S., Germany, Canada, Japan, and France.
With respect to our derivative financial instrument agreements with financial institutions, we do not expect to incur a significant loss from failure of any counterparty. Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements with credit-support annexes that contain zero threshold provisions requiring collateral to be exchanged daily depending on levels of exposure. As a result, there are no significant concentrations of credit risk with any individual financial institution. As of July 2, 2023, the aggregate fair value of these derivative financial instruments that are in a net payable position was $854 million, for which we have posted collateral of $867 million with a corresponding amount reported in Short-term investments. As of July 2, 2023, the aggregate fair value of our derivative financial instruments that are in a net receivable position was $422 million, for which we have received collateral of $366 million with a corresponding amount reported in Short-term borrowings, including current portion of long-term debt.
Note 8. Other Financial Information
A. Inventories

The following summarizes the components of Inventories:
(MILLIONS)	July 2, 2023	December 31, 2022
Finished goods	$3,048	$2,603
Work-in-process	6,409	5,519
Raw materials and supplies	854	859
Inventories(a)	$10,310	$8,981
Noncurrent inventories not included above(b)	$5,868	$5,827
(a)The increase from December 31, 2022 reflects higher inventory levels for Paxlovid and, to a lesser extent, increases for certain products due to supply recovery and inventory build, partially offset by decreases due to net market demand.

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b)Included in Other noncurrent assets. Based on our current estimates and assumptions, there are no recoverability issues for these amounts, which are primarily related to Paxlovid.
B. Other Current Liabilities
Other current liabilities includes, among other things, amounts payable to BioNTech for the gross profit split for Comirnaty, which totaled $1.3 billion as of July 2, 2023 and $5.2 billion as of December 31, 2022.
C. Supplier Finance Program Obligation
We maintain voluntary supply chain finance agreements with several participating financial institutions. Under these agreements, participating suppliers may voluntarily elect to sell their accounts receivable with Pfizer to these financial institutions. Our suppliers negotiate their financing agreements directly with the respective financial institutions and we are not a party to these agreements. We have no economic interest in our suppliers’ decision to participate and we pay the financial institutions the stated amount of confirmed invoices on the original maturity dates, which is generally within 90 to 120 days of the invoice date. The agreements with the financial institutions do not require Pfizer to provide assets pledged as security or other forms of guarantees for the supplier finance program. All outstanding amounts related to suppliers participating in such financing arrangements are recorded within trade payables in our consolidated balance sheet. As of July 2, 2023 and December 31, 2022, respectively, $779 million and $849 million of our trade payables to suppliers who participate in these financing arrangements are outstanding.
Note 9. Identifiable Intangible Assets
A. Identifiable Intangible Assets

The following summarizes the components of Identifiable intangible assets:
	July 2, 2023			December 31, 2022
(MILLIONS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights(a)	$86,030	$(58,035)	$27,994	$85,604	$(56,307)	$29,297
Brands	922	(861)	61	922	(844)	78
Licensing agreements and other	2,425	(1,469)	956	2,237	(1,397)	841
	89,376	(60,366)	29,011	88,763	(58,548)	30,215
Indefinite-lived intangible assets
Brands	827		827	827		827
IPR&D(b)	10,803		10,803	11,357		11,357
Licensing agreements and other	765		765	971		971
	12,395		12,395	13,155		13,155
Identifiable intangible assets(c)	$101,771	$(60,366)	$41,406	$101,919	$(58,548)	$43,370
(a)The increase in the gross carrying amount includes, among other things, $495 million of capitalized milestones and the transfer of $450 million from IPR&D to developed technology rights as a result of the approval in the U.S. for Zavzpret nasal spray, and a $90 million capitalized milestone as a result of the approval of Ngenla in the U.S. (all in the second quarter of 2023).
(b)The decrease in the gross carrying amount mainly reflects the transfer from IPR&D to developed technology rights as a result of the approval in the U.S. of Zavzpret nasal spray.
(c)The decrease is primarily due to amortization expense of $2.3 billion and impairments of $248 million (see Note 4), partially offset by additions of $681 million mostly related to milestone payments for the approvals in the U.S. for Zavzpret nasal spray and Ngenla.

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Pension and Postretirement Benefit Plans

The following summarizes the components of net periodic benefit cost/(credit):
	Pension Plans
	U.S.		International		Postretirement Plans
	Three Months Ended
(MILLIONS)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Service cost	$—	$—	$22	$30	$3	$7
Interest cost	147	118	72	41	5	7
Expected return on plan assets	(194)	(245)	(76)	(77)	(11)	(12)
Amortization of prior service cost/(credit)	—	—	—	—	(30)	(31)
Actuarial (gains)/losses(a)	5	490	—	—	—	—
Curtailments	—	—	—	—	(7)	(1)
Special termination benefits	5	1	—	—	—	—
Net periodic benefit cost/(credit) reported in income	$(37)	$365	$18	$(6)	$(39)	$(30)

	Pension Plans
	U.S.		International		Postretirement Plans
	Six Months Ended
(MILLIONS)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Service cost	$—	$—	$43	$60	$6	$15
Interest cost	295	236	143	82	11	14
Expected return on plan assets	(389)	(490)	(152)	(156)	(22)	(23)
Amortization of prior service cost/(credit)	1	1	—	—	(60)	(68)
Actuarial (gains)/losses(a)	14	424	3	—	—	—
Curtailments	—	—	(1)	—	(12)	(14)
Special termination benefits	6	7	—	—	—	1
Net periodic benefit cost/(credit) reported in income	$(73)	$178	$36	$(14)	$(77)	$(76)
(a)The second quarter and first six months of 2022 mainly reflect interim actuarial remeasurement losses, primarily driven by unfavorable plan asset performance, partially offset by gains due to an increase in interest rates.
The components of net periodic benefit cost/(credit) other than the service cost component are primarily included in Other (income)/deductions––net (see Note 4).
For the six months ended July 2, 2023, we contributed $104 million, $80 million, and $23 million to our U.S. Pension Plans, International Pension Plans, and Postretirement Plans, respectively, from our general assets, which include direct employer benefit payments.

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Earnings Per Common Share Attributable to Pfizer Inc. Common Shareholders

The following presents the detailed calculation of EPS:
	Three Months Ended		Six Months Ended
(MILLIONS)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
EPS Numerator––Basic
Income from continuing operations attributable to Pfizer Inc. common shareholders	$2,329	$9,871	$7,871	$17,743
Discontinued operations––net of tax	(2)	34	(1)	26
Net income attributable to Pfizer Inc. common shareholders	$2,327	$9,906	$7,870	$17,769
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$2,329	$9,871	$7,871	$17,743
Discontinued operations––net of tax, attributable to Pfizer Inc. common shareholders and assumed conversions	(2)	34	(1)	26
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$2,327	$9,906	$7,870	$17,769
EPS Denominator
Weighted-average number of common shares outstanding––Basic	5,646	5,593	5,640	5,605
Common-share equivalents	67	119	80	130
Weighted-average number of common shares outstanding––Diluted	5,713	5,712	5,720	5,735
Anti-dilutive common stock equivalents(a)	3	1	2	—
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

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
We also are often involved in other proceedings, such as inter partes review, post-grant review, re-examination or opposition proceedings, before the U.S. Patent and Trademark Office, the European Patent Office, or other foreign counterparts, as well as court proceedings relating to our intellectual property or the intellectual property rights of others, including challenges to such rights initiated by us. For example, we have challenged certain of GSK’s RSV vaccine patents in certain ex-U.S. jurisdictions. Also, if one of our patents (or one of our collaboration/licensing partner’s patents) is found to be invalid by such proceedings, generic or competitive products could be introduced into the market resulting in the erosion of sales of our existing products. For example, several of the patents in our pneumococcal vaccine portfolio have been challenged in inter partes review and post-grant review proceedings in the U.S. Patent and Trademark Office, as well as outside the U.S. The invalidation of any of the patents in our pneumococcal portfolio could potentially allow additional competitor vaccines, if approved, to enter the marketplace earlier than anticipated. In the event that any of the patents are found valid and infringed, a competitor’s vaccine, if approved, might be prohibited from entering the market or a competitor might be required to pay us a royalty.
We are also subject to patent litigation pursuant to which one or more third parties seek damages and/or injunctive relief to compensate for alleged infringement of its patents by our commercial or other activities. If one of our marketed products (or a

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
In June 2023, we brought a patent infringement action against Aurobindo Pharma Limited and Aurobindo Pharma USA, Inc. (collectively, Aurobindo) asserting the infringement and validity of our basic compound patent, in connection with Aurobindo’s ANDA seeking approval to market a generic version of tofacitinib 11 mg extended release tablets. Also in June 2023, we brought a patent infringement action against Sun Pharmaceutical Industries Limited and Sun Pharmaceutical Industries, Inc. (collectively, Sun) asserting the infringement and validity of our basic compound patent, in connection with Sun’s ANDA seeking approval to market a generic version of tofacitinib 5 mg and 10 mg immediate release tablets. Also in June 2023, we brought a patent infringement action against Annora Pharma Private Limited (Annora) and Hetero USA, Inc. (Hetero) asserting the infringement and validity of our basic compound patent, in connection with Annora’s ANDA seeking approval to market a generic version of tofacitinib 1 mg/mL oral solution.
Ibrance (palbociclib)
Beginning in January 2021, several generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of Ibrance tablets. We have settled with one of these generic companies on terms not material to us, and have dismissed the patent infringement actions against all other generic companies except for the action against Synthon Pharmaceuticals Inc. and affiliated entities, in which we have asserted the infringement and validity of the composition of matter patent, expiring in 2027.
Eucrisa
Beginning in September 2021, several generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of Eucrisa. The companies assert the invalidity and non-infringement of a composition of matter patent expiring in 2026, two method of use patents expiring in 2027, and one other method of use patent expiring in 2030. In September 2021, we brought patent infringement actions against the generic filers in the U.S. District Court for the District of Delaware, asserting the validity and infringement of the patents challenged by the generic companies. In July 2023, we reached a settlement agreement with one generic company on terms not material to the company.
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
In August 2022 we received notice from Teva Pharmaceuticals, Inc. (Teva) that it had filed an ANDA seeking approval to market a generic version of Mektovi. Teva asserts the invalidity and non-infringement of two method of use patents expiring in 2033 and a product by process patent expiring in 2033. In June 2023, we brought a patent infringement action against Teva in the U.S. District Court for the District of Delaware, asserting the validity and infringement of the three patents.

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Actions in Which We are the Defendant
Comirnaty
In March 2022, Alnylam Pharmaceuticals, Inc. (Alnylam) filed a complaint in the U.S. District Court for the District of Delaware against Pfizer and Pharmacia & Upjohn Company LLC, our wholly owned subsidiary, alleging that Comirnaty infringes a U.S. patent issued in February 2022, and seeking unspecified monetary damages. In July 2022, Alnylam filed a second complaint in the U.S. District Court for the District of Delaware against Pfizer, Pharmacia & Upjohn Company LLC, BioNTech and BioNTech Manufacturing GmbH, alleging that Comirnaty infringes a U.S. patent issued in July 2022, and seeking unspecified monetary damages. In May 2023, Alnylam filed a separate complaint in the U.S. District Court for the District of Delaware against Pfizer and Pharmacia & Upjohn Company LLC alleging that Comirnaty infringes four U.S. patents issued on various dates in 2023 and seeking unspecified monetary damages.
In August 2022, ModernaTX, Inc. (ModernaTX) and Moderna US, Inc. (Moderna) sued Pfizer, BioNTech, BioNTech Manufacturing GmbH and BioNTech US Inc. in the U.S. District Court for the District of Massachusetts, alleging that Comirnaty infringes three U.S. patents. In its complaint, Moderna stated that it is seeking damages for alleged infringement occurring after March 7, 2022.
In August 2022, ModernaTX filed a patent infringement action in Germany against Pfizer and certain subsidiary companies, as well as BioNTech and certain subsidiary companies, alleging that Comirnaty infringes two European patents. In September 2022, ModernaTX filed patent infringement actions in the U.K. and in the Netherlands against Pfizer and certain subsidiary companies, as well as BioNTech and certain subsidiary companies, on the same two patents. In its complaints, ModernaTX stated that it is seeking damages for alleged infringement occurring after March 7, 2022. In the U.K., Pfizer and BioNTech have brought an action against ModernaTX seeking to revoke these European patents, which was consolidated with the September 2022 action filed by ModernaTX. ModernaTX has filed additional patent infringement actions against Pfizer and BioNTech in certain other ex-U.S. jurisdictions.
In April 2023, Arbutus Biopharma Corporation (Arbutus) and Genevant Sciences GmbH (Genevant) filed a complaint in the U.S. District Court for the District of New Jersey against Pfizer and BioNTech alleging that Comirnaty and its manufacture infringe five U.S. patents, and seeking unspecified monetary damages.
In June 2023, Promosome LLC filed a complaint in the U.S. District Court for the Southern District of California against Pfizer and BioNTech alleging that Comirnaty and its manufacture infringe a U.S. patent and seeking unspecified monetary damages.
Paxlovid
In June 2022, Enanta Pharmaceuticals, Inc. filed a complaint in the U.S. District Court for the District of Massachusetts against Pfizer alleging that the active ingredient in Paxlovid, nirmatrelvir, infringes a U.S. patent issued in June 2022, and seeking unspecified monetary damages.
Abrysvo
In August 2023, GlaxoSmithKline Biologics SA and GlaxoSmithKline LLC filed a complaint in the U.S. District Court for the District of Delaware against Pfizer alleging that the active ingredient in Abrysvo infringes four U.S. patents. The complaint seeks unspecified monetary damages and a permanent injunction against sales of Abrysvo for use in adults over 60 years of age.
Matters Involving Pfizer and its Collaboration/Licensing Partners
Comirnaty
In July 2022, Pfizer, BioNTech and BioNTech Manufacturing GmbH filed a declaratory judgment complaint against CureVac in the U.S. District Court for the District of Massachusetts seeking a judgment of non-infringement for three U.S. patents relating to Comirnaty. In May 2023, the case was transferred to the U.S. District Court for the Eastern District of Virginia. Also in May 2023, CureVac asserted that Comirnaty infringes the three patents that were the subject of our declaratory judgment complaint, and asserted that Comirnaty infringes six additional U.S. patents.
In the U.K., Pfizer and BioNTech have sued CureVac seeking a judgment of invalidity of several patents and CureVac has made certain infringement counterclaims.
Xtandi (enzalutamide)
In July 2022, Medivation LLC and Medivation Prostate Therapeutics LLC (wholly owned subsidiaries of Pfizer); Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.; and The Regents of the University of California filed a patent-infringement suit in the U.S. District Court for the District of New Jersey against Zydus Pharmaceuticals (USA) Inc. and Zydus Lifesciences Limited (collectively, Zydus). In April 2023, the case against Zydus was dismissed without prejudice. In December 2022, the same entities filed a patent-infringement suit in the U.S. District Court for the District of New Jersey against Sun in connection with those companies’ respective ANDAs seeking approval to market generic versions of

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

enzalutamide; and in March 2023, the same entities filed a patent-infringement suit in the same jurisdiction against Humanwell Puracap Pharmaceuticals (Wuhan) Co., Ltd. and Epic Pharma, LLC in connection with their ANDA seeking approval to market generic versions of enzalutamide. In July 2023, we settled our actions against Humanwell Puracap Pharmaceuticals (Wuhan) Co., Ltd. and Epic Pharma, LLC on terms not material to us. The generic manufacturers are challenging the composition of matter patent, which expires in 2027, covering enzalutamide and pharmaceutical compositions thereof, for treating prostate cancer.
Eliquis
In April 2023, we and BMS brought separate patent-infringement actions in Federal Court in Delaware against each of Biocon Pharma Ltd. (Biocon) and ScieGen Pharmaceuticals Inc. (ScieGen) asserting the infringement and validity of the formulation patent for Eliquis, expiring in 2031, challenged by Biocon and ScieGen in their respective ANDAs seeking approval to market generic versions of Eliquis. In April 2023, we settled our action against ScieGen on terms not material to us. In June 2023, we settled our action against Biocon on terms not material to us.
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
Lipitor
Beginning in 2011, purported class actions relating to Lipitor were filed in various federal courts against, among others, Pfizer, certain Pfizer affiliates, and, in most of the actions, Ranbaxy Laboratories Limited (Ranbaxy) and certain Ranbaxy affiliates. The plaintiffs in these various actions seek to represent nationwide, multi-state or statewide classes consisting of persons or entities who directly purchased, indirectly purchased or reimbursed patients for the purchase of Lipitor (or, in certain of the actions, generic Lipitor) from any of the defendants from March 2010 until the cessation of the defendants’ allegedly unlawful conduct (the Class Period). The plaintiffs allege delay in the launch of generic Lipitor, in violation of federal antitrust laws and/

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

or state antitrust, consumer protection and various other laws, resulting from (i) the 2008 agreement pursuant to which Pfizer and Ranbaxy settled certain patent litigation involving Lipitor and Pfizer granted Ranbaxy a license to sell a generic version of Lipitor in various markets beginning on varying dates, and (ii) in certain of the actions, the procurement and/or enforcement of certain patents for Lipitor. Each of the actions seeks, among other things, treble damages on behalf of the putative class for alleged price overcharges for Lipitor (or, in certain of the actions, generic Lipitor) during the Class Period. In addition, individual actions have been filed against Pfizer, Ranbaxy and certain of their affiliates, among others, that assert claims and seek relief for the plaintiffs that are substantially similar to the claims asserted and the relief sought in the purported class actions described above. These various actions have been consolidated for pre-trial proceedings in a MDL in the U.S. District Court for the District of New Jersey.
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
Nexium 24HR and Protonix
A number of individual and multi-plaintiff lawsuits have been filed against Pfizer, certain of its subsidiaries and/or other pharmaceutical manufacturers in various federal and state courts alleging that the plaintiffs developed kidney-related injuries purportedly as a result of the ingestion of certain proton pump inhibitors. The cases against Pfizer involve Protonix and/or Nexium 24HR and seek compensatory and punitive damages and, in some cases, treble damages, restitution or disgorgement. In 2017, the federal actions were ordered transferred for coordinated pre-trial proceedings to a MDL in the U.S. District Court for the District of New Jersey. As part of the combination of our and GSK’s consumer healthcare businesses to form Haleon, Haleon assumed, and agreed to indemnify Pfizer for, liabilities arising out of such litigation to the extent related to Nexium 24HR. In June 2023, the parties reached an agreement to resolve the litigation related to Protonix on terms not material to Pfizer.
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

PFIZER INC. AND SUBSIDIARY COMPANIES.
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

PFIZER INC. AND SUBSIDIARY COMPANIES.
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

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Docetaxel––Mississippi Attorney General Government Investigation
See Legal Proceedings––Product Litigation––Docetaxel––Mississippi Attorney General Government Action above for information regarding a government investigation related to Docetaxel marketing practices.
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

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of July 2, 2023, the estimated fair value of these indemnification obligations is not material to Pfizer.
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
See Note 7D for information on Pfizer Inc.’s guarantee of the debt issued by PIE in May 2023.
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

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Segment Assets––We manage our assets on a total company basis, not by operating segment, as our operating assets are shared or commingled. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were $220 billion as of July 2, 2023 and $197 billion as of December 31, 2022.
Selected Income Statement Information

The following provides selected income statement information by reportable segment:
	Three Months Ended				Six Months Ended
	Revenues		Earnings(a)		Revenues		Earnings(a)
(MILLIONS)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Reportable Segment:
Biopharma	$12,418	$27,425	$7,003	$17,166	$30,389	$52,748	$17,939	$30,557
Other business activities(b)	316	317	(2,871)	(3,384)	626	655	(5,605)	(5,812)
Reconciling Items:
Amortization of intangible assets			(1,184)	(822)			(2,287)	(1,657)
Acquisition-related items			(387)	(82)			(550)	(269)
Certain significant items(c)			(293)	(1,431)			(958)	(2,322)
	$12,734	$27,742	$2,269	$11,447	$31,015	$53,402	$8,539	$20,497
(a)Income from continuing operations before provision/(benefit) for taxes on income. Biopharma’s earnings include dividend income from our investment in ViiV of $91 million in the second quarter of 2023 and $69 million in the second quarter of 2022, and $183 million in the first six months of 2023 and $125 million in the first six months of 2022. In connection with the organizational changes effective in the third quarter of 2022, certain functions transferred between Biopharma and corporate enabling functions and certain activities were realigned within the GPD organization. We have reclassified $58 million of costs in the second quarter of 2022 and $105 million in the first six months of 2022 from corporate enabling functions, which are included in Other business activities, to Biopharma to conform to the current period presentation.
(b)Other business activities include revenues and costs associated with Business Innovation and costs that we do not allocate to our operating segments, per above, including acquired IPR&D expenses in the periods presented. Earnings in the second quarter and first six months of 2023 include approximately $140 million and $260 million, respectively, of write-offs to Cost of sales of inventory related to COVID-19 products that exceeded or were expected to exceed their approved shelf-lives prior to being used. Earnings in the second quarter and first six months of 2022 included a $450 million write-off to Cost of sales of inventory related to COVID-19 products that exceeded or were expected to exceed their approved shelf-lives prior to being used.
(c)Certain significant items are substantive and/or unusual, and in some cases recurring, items (as noted above). Earnings in the second quarter and first six months of 2022 included, among other items, net losses on equity securities of $539 million and $1.2 billion, respectively, recorded in Other (income)/deductions––net. See Note 4.
B. Geographic Information

The following summarizes revenues by geographic area:
	Three Months Ended			Six Months Ended
(MILLIONS)	July 2, 2023	July 3, 2022	% Change	July 2, 2023	July 3, 2022	% Change
United States	$6,185	$11,222	(45)	$14,692	$20,140	(27)
Developed Europe	2,415	5,480	(56)	5,236	11,569	(55)
Developed Rest of World	1,305	5,034	(74)	3,778	8,320	(55)
Emerging Markets	2,828	6,006	(53)	7,308	13,373	(45)
Revenues	$12,734	$27,742	(54)	$31,015	$53,402	(42)
In May 2023, we and our collaboration partner, BioNTech, amended our contract with the EC to deliver COVID-19 vaccines to the EU. The amended agreement includes rephasing of delivery of doses annually through 2026 and an aggregate volume reduction, providing additional flexibility for EU member states. The EC will maintain access to future adapted COVID-19 vaccines and the ability to donate doses, in alignment with the original agreement. See Note 13C.
C. Other Revenue Information
Significant Customers––For information on our significant wholesale customers, see Note 17C in our 2022 Form 10-K. Additionally, revenues from the U.S. government represented 1% and 9% of total revenues for the three and six months ended July 2, 2023, respectively, and 26% and 22% of total revenues for the three and six months ended July 3, 2022, respectively. Accounts receivable from the U.S. government represented less than 1% and 4% of total trade accounts receivable as of July 2, 2023 and December 31, 2022, respectively. Revenues and accounts receivable from the U.S. government primarily represent sales of Paxlovid and Comirnaty.

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Significant Product Revenues
The following provides detailed revenue information for several of our major products:

(MILLIONS)		Three Months Ended		Six Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
TOTAL REVENUES		$12,734	$27,742	$31,015	$53,402
GLOBAL BIOPHARMACEUTICALS BUSINESS (BIOPHARMA)(a)		$12,418	$27,425	$30,389	$52,748
Primary Care		$5,810	$20,979	$17,315	$39,830
Comirnaty direct sales and alliance revenues(b)	Active immunization to prevent COVID-19	1,488	8,848	4,552	22,075
Paxlovid	COVID-19 in certain high-risk patients	143	8,115	4,212	9,585
Eliquis alliance revenues and direct sales	Nonvalvular atrial fibrillation, deep vein thrombosis, pulmonary embolism	1,762	1,745	3,636	3,537
Prevnar family	Active immunization to prevent pneumonia, invasive disease and otitis media caused by Streptococcus pneumoniae	1,388	1,429	2,981	2,994
Nurtec ODT/Vydura	Acute treatment of migraine and prevention of episodic migraine	247	—	414	1
Premarin family	Symptoms of menopause	95	115	207	217
BMP2	Bone graft for spinal fusion	84	75	170	142
FSME-IMMUN/TicoVac	Active immunization to prevent tick-borne encephalitis disease	101	68	146	110
Nimenrix	Active immunization against invasive meningococcal ACWY disease	38	65	78	142
All other Primary Care	Various	463	519	919	1,026
Specialty Care		$3,653	$3,358	$7,264	$6,863
Vyndaqel family	ATTR-CM and polyneuropathy	782	552	1,468	1,164
Xeljanz	RA, PsA, UC, active polyarticular course juvenile idiopathic arthritis, ankylosing spondylitis	469	430	706	802
Sulperazon	Bacterial infections	177	210	497	420
Enbrel (Outside the U.S. and Canada)	RA, juvenile idiopathic arthritis, PsA, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	219	257	419	537
Ig Portfolio(c)	Various	163	125	288	232
Inflectra	Crohn’s disease, pediatric Crohn’s disease, UC, pediatric UC, RA in combination with methotrexate, ankylosing spondylitis, PsA and plaque psoriasis	74	137	252	272
Zavicefta	Bacterial infections	132	100	248	204
Genotropin	Replacement of human growth hormone	74	91	222	171
BeneFIX	Hemophilia B	106	113	215	225
Zithromax	Bacterial infections	44	54	194	180
Medrol	Anti-inflammatory glucocorticoid	80	79	173	155
Oxbryta	Sickle cell disease	77	—	148	—
Somavert	Acromegaly	65	64	131	132
Fragmin	Treatment/prevention of venous thromboembolism	59	72	117	142
Refacto AF/Xyntha	Hemophilia A	56	64	116	129
Vfend	Fungal infections	56	54	107	119
Cresemba	Fungal infections	54	33	101	73
Bicillin	Bacterial infections	53	48	97	73
Cibinqo	Atopic dermatitis	38	1	54	6
All other Anti-infectives	Various	269	286	550	603
All other Specialty Care	Various	606	586	1,159	1,224
Oncology		$2,956	$3,088	$5,811	$6,055
Ibrance	HR-positive/HER2-negative metastatic breast cancer	1,247	1,320	2,391	2,557
Xtandi alliance revenues	mCRPC, nmCRPC, mCSPC	305	290	564	558
Inlyta	Advanced RCC	262	274	521	508
Bosulif	Philadelphia chromosome–positive chronic myelogenous leukemia	154	156	304	284
Zirabev	Treatment of mCRC; unresectable, locally advanced, recurrent or metastatic NSCLC; recurrent glioblastoma; metastatic RCC; and persistent, recurrent or metastatic cervical cancer	106	138	235	286
Lorbrena	ALK-positive metastatic NSCLC	121	77	234	149

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(MILLIONS)		Three Months Ended		Six Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Ruxience	Non-hodgkin’s lymphoma, chronic lymphocytic leukemia, granulomatosis with polyangiitis (Wegener’s Granulomatosis) and microscopic polyangiitis	100	113	214	237
Xalkori	ALK-positive and Proto-Oncogene 1, Receptor Tyrosine Kinase-positive advanced NSCLC	86	118	197	244
Retacrit	Anemia	87	106	180	221
Bavencio alliance revenues	Locally advanced or metastatic urothelial carcinoma; metastatic Merkel cell carcinoma; immunotherapy and tyrosine kinase inhibitor combination for patients with advanced RCC	83	58	168	125
Aromasin	Post-menopausal early and advanced breast cancer	72	59	149	121
Besponsa	Relapsed or refractory B-cell acute lymphoblastic leukemia	59	58	117	109
Braftovi	In combination with Mektovi for metastatic melanoma in patients with a BRAFV600E/K mutation and, in combination with Erbitux® (cetuximab)(d), for the treatment of BRAFV600E -mutant mCRC after prior therapy	50	51	99	98
Sutent	Advanced and/or metastatic RCC, adjuvant RCC, refractory gastrointestinal stromal tumors (after disease progression on, or intolerance to, imatinib mesylate) and advanced pancreatic neuroendocrine tumor	45	97	94	211
Mektovi	In combination with Braftovi for metastatic melanoma in patients with a BRAFV600E/K mutation	43	44	83	84
Trazimera	HER2-positive breast cancer and metastatic stomach cancers	33	46	67	98
All other Oncology	Various	102	82	194	163
BUSINESS INNOVATION(a)		$316	$317	$626	$655
Pfizer CentreOne(e)	Various	306	317	611	655
Pfizer Ignite	Various	10	—	14	—

Total Alliance revenues included above		$1,967	$2,317	$4,028	$4,631
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
(e)PC1 includes revenues from our contract manufacturing, including certain Comirnaty-related manufacturing activities performed on behalf of BioNTech ($6 million and $10 million for the second quarter and the first six months of 2023, respectively, and $55 million and $101 million for the second quarter and the first six months of 2022, respectively), and revenues from our active pharmaceutical ingredient sales operation, as well as revenues related to our manufacturing and supply agreements with former legacy Pfizer businesses/partnerships.
Remaining Performance Obligations––Contracted revenue expected to be recognized from remaining performance obligations for firm orders in long-term contracts to supply Comirnaty to our customers totaled approximately $9 billion as of July 2, 2023, which includes amounts received in advance and deferred, as well as amounts that will be invoiced as we deliver these products to our customers in future periods. Of this amount, current contract terms provide for expected delivery of product with contracted revenue from 2023 through 2026, the timing and terms of which may be renegotiated. Remaining performance obligations are based on foreign exchange rates as of the end of our fiscal second quarter of 2023 and exclude arrangements with an original expected contract duration of less than one year.
Deferred Revenues––Our deferred revenues primarily relate to advance payments received or receivable from various government or government sponsored customers in international markets for supply of Comirnaty. The deferred revenues related to Comirnaty total $1.2 billion as of July 2, 2023, with $1.2 billion and $28 million recorded in current liabilities and noncurrent liabilities, respectively. The deferred revenues related to Comirnaty totaled $2.5 billion as of December 31, 2022, with $2.4 billion and $77 million recorded in current liabilities and noncurrent liabilities, respectively. The decrease in Comirnaty deferred revenues during the first six months of 2023 was primarily the result of amounts recognized in Revenues as we delivered the products to our customers, partially offset by additional advance payments received as we entered into amended contracts and the impact of foreign exchange. During the second quarter and first six months of 2023, we recognized revenue of approximately $300 million and $2.0 billion, respectively, that was included in the balance of Comirnaty deferred revenues as of December 31, 2022. The Comirnaty deferred revenues as of July 2, 2023 will be recognized in Revenues proportionately as we transfer control of the product to our customers and satisfy our performance obligation under the contracts, with the amounts included in current liabilities expected to be recognized in Revenues within the next 12 months, and the amounts included in noncurrent liabilities expected to be recognized in Revenues in 2024. Deferred revenues associated with contracts for other products were not significant as of July 2, 2023 or December 31, 2022.

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
We expect to incur costs of approximately $700 million in connection with separating Upjohn, of which approximately 90% has been incurred since inception and through the second quarter of 2023. These charges include costs and expenses related to separation of legal entities and transaction costs.
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
In July 2023, we announced that in consideration of planned future investments in oncology, including the proposed acquisition of Seagen, we are reorganizing how our R&D operations are conducted. Beginning in July 2023, discovery to early- and late-phase clinical development for oncology will be performed by a new end-to-end Oncology Research and Development platform function and discovery to early- and late-phase clinical development for all remaining therapeutic areas will be consolidated in the Pfizer Research and Development platform function.
For additional information about our business, strategy and operating environment, see the Item 1. Business section and Overview of Our Performance, Operating Environment, Strategy and Outlook section within MD&A of our 2022 Form 10-K.
Our Business Development Initiatives––We are committed to strategically capitalizing on growth opportunities, primarily by advancing our own product pipeline and maximizing the value of our existing products, but also through various business development activities. Our significant recent business development activities include the transactions discussed in Notes 1A and 2, including the proposed acquisition of Seagen, as well as the following:
Proposed Divestiture of Early-Stage Rare Disease Gene Therapy Portfolio––In July 2023, we entered into an agreement with Alexion, a subsidiary of AstraZeneca plc, under which Alexion will purchase and license the assets of our early-stage rare disease gene therapy portfolio. This agreement is consistent with our previously announced strategy to pivot from viral capsid-based gene therapy approaches to harnessing new platform technologies that we believe can have a transformative impact on patients, such as mRNA or in vivo gene editing. Under the terms of the agreement, Alexion will pay us total consideration of up to $1 billion, plus tiered royalties based on annual net sales of the assets. The transaction is expected to close in the third quarter of 2023, subject to customary closing conditions.
Agreement with Flagship Pioneering, Inc. (Flagship)––In July 2023, we and Flagship announced that we have partnered to create a new pipeline of innovative medicines. Under the terms of the novel agreement, we and Flagship will each invest $50 million upfront to explore opportunities to develop 10 single-asset programs by leveraging Flagship’s ecosystem of more than 40 human health companies and multiple biotechnology platforms. Pfizer will fund and have an option to acquire each selected development program. Flagship and its bioplatform companies will be eligible to receive up to $700 million in milestones and royalties for each successfully commercialized program.

Termination of Collaboration Arrangement with Merck KGaA, Darmstadt, Germany (Merck KGaA)––In March 2023, it was announced that our alliance with Merck KGaA to co-develop and co-commercialize Bavencio (avelumab) will terminate. Effective June 30, 2023, Merck KGaA took full control of the global commercialization of Bavencio. Beginning in the third quarter of 2023, the current profit share will be replaced by a 15% royalty to Pfizer on net sales of Bavencio. We and Merck KGaA will continue to operationalize our respective ongoing clinical trials for Bavencio; and Merck KGaA will control all future R&D activities.
For a description of the more significant recent transactions through February 23, 2023, the filing date of our 2022 Form 10-K, see Note 2 in our 2022 Form 10-K.
Our Second Quarter 2023 and First Six Months of 2023 Performance
Revenues––Revenues decreased $15.0 billion, or 54%, in the second quarter of 2023 to $12.7 billion from $27.7 billion in the second quarter of 2022, reflecting an operational decrease of $14.7 billion, or 53%, as well as an unfavorable impact of foreign exchange of $283 million, or 1%. The operational decrease was primarily driven by declines in Paxlovid and Comirnaty. Excluding contributions from Comirnaty and Paxlovid, revenues increased $537 million, or 5%, operationally, reflecting revenues from recently acquired products, Nurtec ODT/Vydura and Oxbryta, and strong growth from the Vyndaqel family, partially offset by declines in Inflectra in the U.S. and Ibrance.
Revenues decreased $22.4 billion, or 42%, in the first six months of 2023 to $31.0 billion from $53.4 billion in the first six months of 2022, reflecting an operational decrease of $21.4 billion, or 40%, as well as an unfavorable impact of foreign exchange of $1.0 billion, or 2%. The operational decrease was primarily driven by declines in Comirnaty and Paxlovid. Excluding contributions from Comirnaty and Paxlovid, revenues increased $1.1 billion, or 5%, operationally, reflecting revenues from recently acquired products, Nurtec ODT/Vydura and Oxbryta, as well as strong growth from the Vyndaqel family and Eliquis, and increased Sulperazon revenues in China in the first quarter of 2023, partially offset by a decline in Ibrance.
As of August 1, 2023, on a total company basis, we forecasted revenues in 2023 of $67 billion to $70 billion, reflecting an operational decline of 31% at the midpoint from 2022 results, which we expect will also have an unfavorable impact on Income from continuing operations before provision/(benefit) for taxes on income. The total company expected revenue declines in 2023 are driven by an expected reduction in sales of our COVID-19 products, partially offset by expected operational growth from our non-COVID-19 in-line portfolio, anticipated new product and indication launches, and recently acquired products.
See the Revenues by Geography and Revenues––Selected Product Discussion sections for more information, including a discussion of key drivers of our revenue performance. See also The Global Economic Environment––COVID-19 section below for information about our COVID-19 products, including expectations, risks and uncertainties for 2023. For information regarding the primary indications or class of certain products, see Note 13C.
Income from Continuing Operations Before Provision/(Benefit) for Taxes on Income––The decreases in Income from continuing operations before provision/(benefit) for taxes on income of $9.2 billion in the second quarter of 2023 and $12.0 billion in the first six months of 2023, compared to the same periods in 2022, were primarily due to lower revenues and an increase in Selling, informational and administrative expenses, partially offset by lower Cost of sales and net gains on equity securities in the second quarter of 2023 versus net losses recognized in the second quarter of 2022, and lower net losses on equity securities for the first six months of 2023.
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
For additional information, see the Item 1. Business––Patents and Other Intellectual Property Rights and the Item 1A. Risk Factors––Intellectual Property Protection sections of our 2022 Form 10-K. For a discussion of recent developments with respect to patent litigation, see Note 12A1.
Regulatory Environment/Pricing and Access––Government and Other Payer Group Pressures––Governments globally, as well as private third-party payers in the U.S., may use a variety of measures to control costs, including, among others, proposing pricing reform or legislation, employing formularies to control costs, cross country collaboration and procurement, price cuts, mandatory rebates, health technology assessments, forced localization as a condition of market access, “international reference pricing” (i.e., the practice of a country linking its regulated medicine prices to those of other countries), quality consistency evaluation processes and volume-based procurement. We anticipate that these and similar initiatives will continue to increase pricing and access pressures globally. In the U.S., we expect to see continued focus by Congress and the Biden Administration on regulating pricing, which could result in legislative and regulatory changes designed to control costs. We continue to evaluate the impact of the IRA, which was signed into law in August 2022, on our business, operations and financial condition and results as the full effect of the IRA on our business and the pharmaceutical industry remains uncertain. In addition, changes to the Medicaid program or the federal 340B drug pricing program, including legal or legislative developments at the federal or state level with respect to the 340B program, could have a material impact on our business. See the Item 1. Business––Pricing Pressures and Managed Care Organizations and ––Government Regulation and Price Constraints and the Item 1A. Risk Factors––Pricing and Reimbursement sections, and the Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment section of the MD&A of our 2022 Form 10-K.
Impact of Recent Tornado in Rocky Mount, North Carolina (NC)––Our manufacturing facility in Rocky Mount, NC was damaged by a tornado in July 2023. The facility is a key producer of sterile injectables and is responsible for manufacturing nearly 25 percent of all our sterile injectables—including anesthesia, analgesia, and micronutrients—which is nearly eight percent of all the sterile injectables used in U.S. hospitals. The HiRise warehouse sustained major damage and all raw materials, packaging supplies and finished medicines stored within were damaged. All necessary supplies have been reordered for expedited delivery and we are actively engaging with suppliers. We are working diligently to move product stored within other areas of the facility not impacted by the event to other nearby sites for storage and to secure temporary warehouse space in the vicinity, as an interim solution, until the warehouse on the Rocky Mount campus can be rebuilt. We are also exploring alternative manufacturing locations for production across our significant manufacturing presence in the U.S. and internationally and across our partner network. After an initial assessment, there does not appear to be major damage to the production areas. We are committed to rapidly restoring full function to the site. We are providing financial support to help local communities affected by the natural disaster. We are currently evaluating the financial impact of the tornado on our business, including costs to repair and rebuild the site, inventory losses, potential losses from stock outages at the hospital/retail level, overhead costs related to the period in which the plant may be inoperable, as well as other one-time remediation and/or other incremental costs which may be necessary as we work to bring our plant back online, but we are unable to predict the impact or insurance recoveries with certainty at this time.
Product Supply––We periodically encounter supply delays, disruptions and shortages, including due to voluntary product recalls and natural or man-made disasters. In response to requests from various regulatory authorities, manufacturers across the pharmaceutical industry, including Pfizer, are evaluating their product portfolios for the potential presence or formation of nitrosamines. This has led to recalls, including our voluntary recall of Chantix in 2021 and additional voluntary recalls initiated for other products in 2022 due to the presence of nitrosamines above the FDA interim acceptable intake limit, and may lead to additional recalls or other market actions for Pfizer products.
Except for the recent tornado in Rocky Mount, NC discussed above, we have not seen a significant disruption of our supply chain in the first six months of 2023 and to date, and all of our manufacturing sites globally have continued to operate at or near normal levels; however, we continue to see heightened demand in the industry for certain components and raw materials, which could potentially result in constraining available supply leading to a possible future impact on our business. We are continuing to monitor and implement mitigation strategies in an effort to reduce any potential risk or impact including active supplier management, qualification of additional suppliers and advanced purchasing to the extent possible. For information on risks related to product manufacturing, see the Item 1A. Risk Factors––Product Manufacturing, Sales and Marketing Risks section of our 2022 Form 10-K.
The Global Economic Environment––In addition to the industry-specific factors discussed above, we, like other businesses of our size and global extent of activities, are exposed to economic cycles. See the Overview of Our Performance, Operating Environment, Strategy and Outlook––The Global Economic Environment section of the MD&A of our 2022 Form 10-K.
COVID-19––In response to COVID-19, we have developed Paxlovid and collaborated with BioNTech to jointly develop Comirnaty, including, subject to approval, an Omicron XBB.1.5-adapted monovalent vaccine. As part of our strategy for

COVID-19, we are continuing to make significant additional investments in breakthrough science and global manufacturing. This includes continuing to evaluate Comirnaty and Paxlovid, including against new variants of concern, developing variant adapted vaccine candidates and developing potential combination respiratory vaccines and potential next generation vaccines and therapies. We are also evaluating Paxlovid for additional populations. See the Product Developments section within MD&A.
In the first six months of 2023 and to date, we principally sold Comirnaty globally under government contracts and Paxlovid globally to government agencies and distributors. We expect Comirnaty in the U.S. will transition to traditional commercial market sales in the second half of 2023, triggered by the expiration of current contracts and the COVID-19 vaccines from Pfizer and BioNTech purchased through them becoming either depleted or not used following the introduction of a new variant vaccine. Internationally, we expect sales of Comirnaty in international developed markets to generally be under government contracts in 2023, and in emerging markets, under a combination of private channels and government contracts; in both cases, we expect to generally transition to commercial markets starting in 2024. For Paxlovid, we expect to transition to traditional commercial markets in the second half of 2023 rather than significant government purchases. We anticipate this transition in the U.S. to occur in the second half of 2023, though at this point we have not yet agreed on a transition plan with the U.S. government. We also remain committed to helping ensure broad and equitable access to our COVID-19 products to eligible patients around the world. Revenues from our COVID-19 products are expected to go from their peak in 2022 to their low point in 2023 before potentially returning to growth in 2024. While patient demand for our COVID-19 products is expected to remain strong throughout 2023, much of that demand is expected to be fulfilled by existing supply of products that were delivered to governments and recorded as revenues in 2022. As of August 1, 2023, we forecasted Comirnaty revenues of approximately $13.5 billion in 2023, down 64% from actual 2022 results, with gross profit to be split evenly with BioNTech, and Paxlovid revenues of approximately $8 billion in 2023, down 58% from actual 2022 results. These forecasts are based on estimates and assumptions that are subject to significant uncertainties, including, among others, patient demand, which could be significantly impacted by the infectiousness and severity of the predominant strains of the SARS-CoV-2 virus during 2023, proportion of the population that receives a vaccine or is treated with an oral antiviral treatment, the number of doses per vaccinated person per year, number of symptomatic infections, market share of Comirnaty and Paxlovid and the timing for transitioning Comirnaty and Paxlovid to commercial markets in the U.S.
For information on the impact of COVID-19 on our business, operations and financial conditions and results and risks associated with COVID-19 and our COVID-19 products, as well as COVID-19 intellectual property disputes, see the Item 1A. Risk Factors—COVID-19, —Intellectual Property Protection and —Third-Party Intellectual Property Claims sections and the Overview of Our Performance, Operating Environment, Strategy and Outlook section of the MD&A of our 2022 Form 10-K, as well as Notes 8A, 12A1 and Forward-Looking Information and Factors that May Affect Future Results of this Form 10-Q.
Russia/Ukraine Conflict––Our global operations may be impacted by the armed conflict between Russia and Ukraine. For both the six months ended July 2, 2023 and the fiscal year ended December 31, 2022, the business of our Russia and Ukraine subsidiaries represented less than 1% of our consolidated revenues and assets, and while we are monitoring the effects of the armed conflict between Russia and Ukraine, the situation continues to evolve and the long-term implications, including the broader economic consequences of the conflict, are difficult to predict at this time. While as of now, we do not anticipate any significant negative impacts on our business from this conflict, continued regional instability, geopolitical shifts, potential additional sanctions and other restrictive measures against Russia, neighboring countries or allies of Russia, any retaliatory measures taken by Russia, neighboring countries or allies of Russia, and actions by our customers or suppliers, including financial institutions, in response to such measures could adversely affect the global macroeconomic environment, our operations, currency exchange rates and financial markets, which could in turn adversely impact our business and results of operations. For additional information on our response to the armed conflict between Russia and Ukraine as well as risks associated with the conflict, see the Item 1A. Risk Factors—Global Operations section and the Overview of Our Performance, Operating Environment, Strategy and Outlook section of the MD&A of our 2022 Form 10-K.
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

For a discussion of recently adopted accounting standards, see Note 1B.
ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Revenues by Geography

The following presents worldwide revenues by geography:
	Three Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022	% Change
Operating segments:
Biopharma	$12,418	$27,425	$6,095	$11,136	$6,323	$16,289	(55)	(45)	(61)
Business Innovation	316	317	90	86	225	230	—	5	(2)
Total revenues	$12,734	$27,742	$6,185	$11,222	$6,548	$16,519	(54)	(45)	(60)

	Six Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022	% Change
Operating segments:
Biopharma	$30,389	$52,748	$14,491	$19,952	$15,898	$32,795	(42)	(27)	(52)
Business Innovation	626	655	201	188	425	467	(4)	7	(9)
Total revenues	$31,015	$53,402	$14,692	$20,140	$16,323	$33,262	(42)	(27)	(51)
Second Quarter of 2023 vs. Second Quarter of 2022

The following provides an analysis of the change in worldwide revenues by geographic areas in the second quarter of 2023:
	Three Months Ended July 2, 2023
(MILLIONS)	Worldwide	U.S.	International
Operational growth/(decline):
Worldwide declines from Paxlovid(a)	$(7,967)	$(4,455)	$(3,512)
Worldwide declines from Comirnaty(a)	(7,294)	(1,063)	(6,230)
Lower revenues from Inflectra, primarily driven by lower net price in the U.S. as a result of unfavorable changes in channel mix	(62)	(64)	2
Revenues from recently acquired products: Nurtec ODT/Vydura(a) and Oxbryta	324	319	4
Worldwide growth from the Vyndaqel family, Xeljanz, Eliquis and Xtandi, partially offset by declines from Ibrance, the Prevnar family and Inlyta(a)	244	226	18
Other operational factors, net	31	—	30
Operational growth/(decline), net	(14,725)	(5,037)	(9,688)

Unfavorable impact of foreign exchange	(283)	—	(283)
Revenues increase/(decrease)	$(15,008)	$(5,037)	$(9,971)
(a)See the Revenues––Selected Product Discussion section within MD&A for additional analysis.
Emerging markets revenues decreased $3.2 billion, or 53%, in the second quarter of 2023 to $2.8 billion from $6.0 billion in the second quarter of 2022, reflecting an operational decrease of $3.0 billion, or 50%, and an unfavorable impact from foreign exchange of 2%. The operational decrease in emerging markets was primarily driven by declines from Comirnaty and Paxlovid.

First Six Months of 2023 vs. First Six Months of 2022

The following provides an analysis of the worldwide change in revenues by geographic areas in the first six months of 2023:
	Six Months Ended July 2, 2023
(MILLIONS)	Worldwide	U.S.	International
Operational growth/(decline):
Worldwide declines from Comirnaty(a)	$(17,260)	$(3,049)	$(14,211)
Worldwide declines from Paxlovid(a)	(5,214)	(3,510)	(1,704)
Revenues from recently acquired products: Nurtec ODT/Vydura(a) and Oxbryta	561	553	8
Worldwide growth from the Vyndaqel family, Eliquis, the Prevnar family, Inlyta and Xtandi, partially offset by declines from Ibrance and Xeljanz(a)	363	477	(115)
Increased revenues from Sulperazon, largely driven by demand in China in the first quarter of 2023	114	—	114
Other operational factors, net	62	81	(19)
Operational growth/(decline), net	(21,374)	(5,448)	(15,926)

Unfavorable impact of foreign exchange	(1,013)	—	(1,013)
Revenues increase/(decrease)	$(22,387)	$(5,448)	$(16,939)
(a)See the Revenues––Selected Product Discussion section within MD&A for additional analysis.
Emerging markets revenues decreased $6.1 billion, or 45%, in the first six months of 2023 to $7.3 billion from $13.4 billion in the first six months of 2022, reflecting an operational decrease of $5.6 billion, or 42%, and an unfavorable impact from foreign exchange of 3%. The operational decrease in emerging markets was primarily driven by declines from Comirnaty, partially offset by growth from Paxlovid, as well as increased Sulperazon revenues in the first quarter of 2023 largely driven by demand in China.
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

The following presents information about revenue deductions:
	Three Months Ended		Six Months Ended
(MILLIONS)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Medicare rebates	$207	$186	$432	$387
Medicaid and related state program rebates	411	225	822	466
Performance-based contract rebates	1,229	862	2,421	1,667
Chargebacks	2,305	1,797	4,589	3,534
Sales allowances	1,594	1,367	3,109	2,571
Sales returns and cash discounts	238	328	751	598
Total	$5,984	$4,765	$12,125	$9,223
Revenue deductions are primarily a function of product sales volume, mix of products sold, contractual or legislative discounts and rebates.
For information on our accruals for revenue deductions, including the balance sheet classification of these accruals, see Note 1C.

Revenues––Selected Product Discussion
Biopharma

(MILLIONS)				Revenue		% Change
Product	Period	Global Revenues	Region	July 2, 2023	July 3, 2022	Total	Oper.	Operational Results Commentary
Comirnaty(a)	QTD	$1,488 Down 82% (operationally)	U.S.	$17	$1,080	(98)
Global declines largely driven by lower contracted deliveries and demand in international markets and lower U.S. government contracted deliveries, with anticipated transition to new variant vaccines globally and to traditional U.S. commercial market sales in the second half of 2023.

			Int’l.	1,471	7,768	(81)	(80)
			Worldwide	$1,488	$8,848	(83)	(82)
	YTD	$4,552 Down 78% (operationally)	U.S.	$345	$3,395	(90)
			Int’l.	4,207	18,681	(77)	(76)
			Worldwide	$4,552	$22,075	(79)	(78)
Paxlovid	QTD	$143 Down 98% (operationally)	U.S.	$—	$4,455	*
Declines primarily driven by:
• No second quarter U.S. sales in anticipation of transition to traditional commercial markets in the second half of 2023, and
• lower contractual deliveries in most international markets
YTD declines partially offset by strong demand in China under the temporary National Reimbursement Drug List (which ended on April 1, 2023) due to surge in COVID-19 infection.

			Int’l.	143	3,660	(96)	(96)
			Worldwide	$143	$8,115	(98)	(98)
	YTD	$4,212 Down 54% (operationally)	U.S.	$1,960	$5,470	(64)
			Int’l.	2,252	4,115	(45)	(41)
			Worldwide	$4,212	$9,585	(56)	(54)
Eliquis	QTD	$1,762 Up 2% (operationally)	U.S.	$1,152	$1,064	8
Growth driven primarily by continued oral anti-coagulant adoption and market share gains in the non-valvular atrial fibrillation indication in the U.S. and certain markets in Europe, partially offset by declines due to LOE and generic competition in certain international markets.

			Int’l.	610	681	(10)	(9)
			Worldwide	$1,762	$1,745	1	2
	YTD	$3,636 Up 4% (operationally)	U.S.	$2,413	$2,144	13
			Int’l.	1,223	1,394	(12)	(8)
			Worldwide	$3,636	$3,537	3	4
Prevnar family	QTD	$1,388 Down 1% (operationally)	U.S.	$825	$906	(9)
QTD decline primarily driven by lower stocking and demand for Prevnar pediatric indication in the U.S. in anticipation of transition to Prevnar 20, as well as lower market share due to competitor entry, largely offset by the adult indications in the U.S. due to strong patient demand following the launch of Prevnar 20 for the eligible adult population, as well as growth in certain emerging markets.
YTD growth primarily driven by the adult indications in the U.S. due to strong patient demand following the launch of Prevnar 20 for the eligible adult population, as well as growth in certain emerging markets, partially offset by lower stocking and demand for Prevnar pediatric indication in the U.S. in anticipation of transition to Prevnar 20, as well as lower market share due to competitor entry.

			Int’l.	563	523	8	12
			Worldwide	$1,388	$1,429	(3)	(1)
	YTD	$2,981 Up 2% (operationally)	U.S.	$1,900	$1,920	(1)
			Int’l.	1,081	1,074	1	6
			Worldwide	$2,981	$2,994	—	2
Ibrance	QTD	$1,247 Down 4% (operationally)	U.S.	$850	$868	(2)		Declines primarily driven by lower demand globally due to competitive pressure, lower clinical trial purchases internationally, and planned price decreases in certain international developed markets.
			Int’l.	397	452	(12)	(9)
			Worldwide	$1,247	$1,320	(6)	(4)
	YTD	$2,391 Down 5% (operationally)	U.S.	$1,600	$1,621	(1)
			Int’l.	791	936	(16)	(11)
			Worldwide	$2,391	$2,557	(7)	(5)
Vyndaqel family	QTD	$782 Up 43% (operationally)	U.S.	$434	$296	47
Growth largely driven by continued strong uptake of the ATTR-CM indication, primarily in the U.S. and developed Europe.
YTD growth partially offset by a planned price decrease that went into effect in Japan in the second quarter of 2022.

			Int’l.	348	256	36	38
			Worldwide	$782	$552	42	43
	YTD	$1,468 Up 29% (operationally)	U.S.	$818	$561	46
			Int’l.	650	603	8	12
			Worldwide	$1,468	$1,164	26	29
Xeljanz	QTD	$469 Up 11% (operationally)	U.S.	$333	$254	31
QTD growth driven primarily by higher net price in the U.S. due to favorable changes in channel mix, partially offset by decreased prescription volumes globally resulting from ongoing shifts in prescribing patterns related to label changes.
YTD declines driven primarily by decreased prescription volumes globally resulting from ongoing shifts in prescribing patterns related to label changes.

			Int’l.	136	176	(23)	(19)
			Worldwide	$469	$430	9	11
	YTD	$706 Down 10% (operationally)	U.S.	$423	$457	(7)
			Int’l.	284	345	(18)	(12)
			Worldwide	$706	$802	(12)	(10)
Xtandi	QTD	$305 Up 5% (operationally)	U.S.	$305	$290	5		QTD growth driven by higher demand and net price realization. YTD growth driven by higher demand, partially offset by lower net price mainly due to unfavorable changes in channel mix.
			Int’l.	—	—	—	—
			Worldwide	$305	$290	5	5
	YTD	$564 Up 1% (operationally)	U.S.	$564	$558	1
			Int’l.	—	—	—	—
			Worldwide	$564	$558	1	1

(MILLIONS)				Revenue		% Change
Product	Period	Global Revenues	Region	July 2, 2023	July 3, 2022	Total	Oper.	Operational Results Commentary
Inlyta	QTD	$262 Down 3% (operationally)	U.S.	$168	$162	3
QTD decline primarily driven by lower net price and lower volumes in certain European markets, partially offset by continued strong performance in the U.S. and emerging markets driven by the adoption of combinations of certain immune checkpoint inhibitors and Inlyta for the first-line treatment of patients with advanced RCC.
YTD growth primarily reflects continued strong performance in the U.S. and emerging markets driven by the adoption of combinations of certain immune checkpoint inhibitors and Inlyta for the first-line treatment of patients with advanced RCC, partially offset by lower volumes and lower net price in certain European markets.

			Int’l.	94	112	(16)	(12)
			Worldwide	$262	$274	(4)	(3)
	YTD	$521 Up 5% (operationally)	U.S.	$323	$302	7
			Int’l.	199	206	(3)	2
			Worldwide	$521	$508	3	5
Nurtec ODT/Vydura	QTD	$247 *	U.S.	$244	$—	*
Driven by the acquisition of Biohaven in the fourth quarter of 2022, after which Nurtec ODT/Vydura is now a Pfizer-owned product, compared to the second quarter and first six months of 2022, during which Pfizer only had commercialization rights outside of the U.S. under a collaboration and license agreement with Biohaven. See Notes 2A and 2E of our 2022 Form 10-K.

			Int’l.	4	—	*	*
			Worldwide	$247	$—	*	*
	YTD	$414 *	U.S.	$406	$—	*
			Int’l.	7	1	*	*
			Worldwide	$414	$1	*	*
Business Innovation

(MILLIONS)				Revenue		% Change
Operating Segment	Period	Global Revenues	Region	July 2, 2023	July 3, 2022	Total	Oper.	Operational Results Commentary
Business Innovation	QTD	$316 Flat (operationally)	U.S.	$90	$86	5
Performance primarily driven by, among other things, the timing of Comirnaty supply to BioNTech, offset by - for QTD (and partially offset by - for YTD) higher manufacturing of divested products under manufacturing and supply agreements and higher COVID-19 manufacturing activities performed on behalf of customers.

			Int’l.	225	230	(2)	(2)
			Worldwide	$316	$317	—	—
	YTD	$626 Down 3% (operationally)	U.S.	$201	$188	7
			Int’l.	425	467	(9)	(7)
			Worldwide	$626	$655	(4)	(3)
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
Costs and Expenses

Costs and expenses follow:
	Three Months Ended			Six Months Ended
(MILLIONS)	July 2, 2023	July 3, 2022	% Change	July 2, 2023	July 3, 2022	% Change
Cost of sales	$3,237	$8,648	(63)	$8,122	$18,632	(56)
Percentage of Revenues	25.4%	31.2%		26.2%	34.9%
Selling, informational and administrative expenses	3,497	3,048	15	6,914	5,642	23
Research and development expenses	2,648	2,815	(6)	5,153	5,116	1
Acquired in-process research and development expenses	33	1	*	55	356	(85)
Amortization of intangible assets	1,184	822	44	2,287	1,657	38
Restructuring charges and certain acquisition-related costs	214	189	13	222	381	(42)
Other (income)/deductions—net	(347)	772	*	(277)	1,122	*
* Indicates calculation not meaningful.

Cost of Sales
Cost of sales decreased $5.4 billion in the second quarter of 2023 and $10.5 billion in the first six months of 2023, primarily due to:
•a reduction of $4.3 billion in the second quarter and $9.8 billion in the first six months due to lower sales of Comirnaty and, to a much lesser extent, by lower write-offs of approximately $300 million in the second quarter and $240 million in the first six months for Comirnaty inventory that exceeded or was expected to exceed its approved shelf-life prior to being used; and
•a reduction of $1.0 billion in the second quarter and $630 million in the first six months due to lower sales of Paxlovid.
The decrease in Cost of sales as a percentage of revenues in the second quarter and in the first six months of 2023 was mainly driven by favorable changes in sales mix, including lower sales of Comirnaty, and to a much lesser extent by lower write-offs for Comirnaty discussed above, partially offset by lower sales of Paxlovid.
Selling, Informational and Administrative Expenses
Selling, informational and administrative expenses increased $448 million in the second quarter of 2023 and $1.3 billion in the first six months of 2023, primarily due to:
•increases of $410 million in the second quarter and $970 million in the first six months in marketing and promotional expenses ($280 million in the second quarter and $560 million in the first six months for recently acquired and launched products, and $130 million in the second quarter and $410 million in the first six months for the expected Paxlovid commercial launch); and
•increases of $130 million in the second quarter and $210 million in the first six months in our liability to be paid to participants of our supplemental savings plan, partially offset by:
•decreases of $120 million in the second quarter and $170 million in the first six months due to a lower provision for U.S. healthcare reform fees associated with lower sales of Paxlovid and Comirnaty.
Research and Development Expenses
Research and development expenses decreased $167 million in the second quarter of 2023, primarily due to:
•lower spending of $190 million on programs to prevent and treat COVID-19; and
•a decrease of $100 million in the value of the portfolio performance share grants reflecting the decrease in the price of Pfizer’s common stock, partially offset by:
•increased investments of $130 million to develop recently acquired assets and certain vaccine programs, as well as activities to support upcoming product launches.
Research and development expenses increased $37 million in the first six months of 2023, primarily driven by:
•increased costs of $530 million to develop recently acquired assets and certain vaccine programs, and other late stage clinical programs as well as activities to support upcoming product launches, partially offset by:
•lower spending of $390 million on programs to prevent and treat COVID-19; and
•a decrease of $80 million in the value of the portfolio performance share grants reflecting the decrease in the price of Pfizer’s common stock.
Acquired In-Process Research and Development Expenses
Acquired in-process research and development expenses decreased $301 million in the first six months of 2023, primarily reflecting the non-recurrence of (i) an upfront payment to Biohaven and a premium paid on our equity investment in Biohaven totaling $263 million and (ii) a $76 million premium paid on our equity investment in BioNTech to develop a potential mRNA vaccine against shingles, both recorded in the first quarter of 2022.
Amortization of Intangible Assets
Amortization of intangible assets increased $362 million in the second quarter of 2023 and $630 million in the first six months of 2023, primarily as a result of amortization of intangible assets from our acquisitions of Biohaven and GBT, partially offset by fully amortized assets.
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
Other (Income)/Deductions—Net
The favorable period-over-period change of $1.1 billion for the second quarter of 2023, compared to the second quarter of 2022, was primarily driven by (i) net gains on equity securities recognized in the second quarter of 2023 versus net losses in the second quarter of 2022, and (ii) net periodic benefit credits associated with pension and postretirement plans recorded in the second quarter of 2023 versus net periodic benefit costs recorded in the second quarter of 2022.
The favorable period-over-period change of $1.4 billion for the first six months of 2023, compared to the first six months of 2022, was primarily driven by (i) lower net losses on equity securities, (ii) higher dividend income and (iii) lower net interest expense, partially offset by (iv) intangible asset impairment charges recorded in the first six months of 2023.
See Note 4.
Provision/(Benefit) for Taxes on Income

	Three Months Ended			Six Months Ended
(MILLIONS)	July 2, 2023	July 3, 2022	% Change	July 2, 2023	July 3, 2022	% Change
Provision/(benefit) for taxes on income	$(71)	$1,570	*	$644	$2,742	(77)
Effective tax rate on continuing operations	(3.1)%	13.7%		7.5%	13.4%
* Indicates calculation not meaningful.
For information about our effective tax rate and the events and circumstances contributing to the changes between periods, as well as details about discrete elements that impacted our tax provisions, see Note 5.
Discontinued Operations
For information about our discontinued operations, see Note 2B.
PRODUCT DEVELOPMENTS
A comprehensive update of Pfizer’s development pipeline was published as of August 1, 2023 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
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
COVID-19 Vaccine Products
U.S.––In April 2023, in order to simplify the vaccination schedule for most individuals, the FDA amended an EUA for the emergency use of the Pfizer‑BioNTech COVID-19 Vaccine, Bivalent (Original and Omicron BA.4/BA.5), which has been developed in collaboration with BioNTech, for active immunization to prevent COVID-19 caused by severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) in individuals 6 months of age and older. In the U.S., the original monovalent Pfizer-BioNTech COVID-19 Vaccine is no longer authorized for emergency use or CDC-recommended, although Comirnaty remains a licensed vaccine. This decision relates entirely to the FDA’s strategy to harmonize COVID-19 vaccines and is not indicative of any safety-related signals or concerns.

In February 2023, Pfizer and BioNTech announced the submission of a supplemental Biologics License Application (sBLA) to the FDA for approval of the companies’ Omicron BA.4/BA.5-adapted bivalent COVID-19 vaccine (Pfizer-BioNTech COVID-19 Vaccine, Bivalent (Original and Omicron BA.4/BA.5)) as a primary series and booster dose(s) for individuals 12 years of age and older.
In June 2023, Pfizer and BioNTech announced the companies have submitted a regulatory application to the FDA for their Omicron XBB.1.5-adapted monovalent COVID-19 vaccine.
The following table contains the authorized uses of the Pfizer‑BioNTech COVID-19 Vaccine, Bivalent (Original and Omicron BA.4/BA.5) for the various patient populations in the U.S.:

PATIENT POPULATION AND AUTHORIZATIONS (U.S. ONLY)
AGE	Individuals 6 months of age and older not previously vaccinated with a COVID-19 vaccine	Individuals 5 years of age and older previously vaccinated with 1 or more doses of the original monovalent COVID-19 Vaccine(a)	Individuals 6 months through 4 years of age previously vaccinated with the original monovalent Pfizer-BioNTech COVID-19 Vaccine
			One previous dose of the Pfizer-BioNTech COVID-19 Vaccine	Two previous doses of the Pfizer-BioNTech COVID-19 Vaccine	Three previous doses of the Pfizer-BioNTech COVID-19 Vaccine

6 months – 4 years(b)	3 doses, 0.2 mL each Dose 1: Week 0 Dose 2: Week 3 Dose 3: ≥ 8 weeks after Dose 2		2 doses(c), 0.2 mL each Dose 1: 3 weeks after receipt of the Pfizer-BioNTech COVID-19 Vaccine Dose 2: ≥8 weeks after Dose 1	Single dose, 0.2 mL ≥8 weeks after receipt of second dose of the Pfizer-BioNTech COVID-19 Vaccine	Single dose, 0.2 mL ≥2 months after receipt of third dose of the Pfizer-BioNTech COVID-19 Vaccine

5-11 years	Single dose, 0.2 mL	Single dose, 0.2 mL ≥2 months after original monovalent COVID-19 Vaccine

12-64 years	Single dose, 0.3 mL	Single dose, 0.3 mL ≥2 months after original monovalent COVID-19 Vaccine

≥65 years	Single dose, 0.3 mL. One additional dose, 0.3 mL, may be administered ≥4 months after first dose of an authorized bivalent COVID-19 vaccine	Single dose, 0.3 mL ≥2 months after original monovalent COVID-19 vaccine One additional dose, 0.3 mL, may be administered ≥4 months after first dose of an authorized bivalent COVID-19 vaccine
(a)“Original monovalent” refers to a COVID-19 vaccine that contains or encodes the spike protein of only the Original SARS-CoV-2.
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
EU and Japan––In March 2023, Pfizer and BioNTech announced the submission of an application to the EMA to extend the Omicron BA.4/BA.5-adapted bivalent vaccine’s marketing authorization (MA) to include use in children six months through 4 years of age as both primary series (all three doses) and booster vaccination (fourth dose).
In February 2023, Pfizer and BioNTech announced the submission of an application to the EMA for a variation of the MA to include the bivalent vaccine as a primary course of vaccination in individuals 5 years of age and older.
In July 2023, Pfizer and BioNTech announced the companies have submitted a regulatory application to the Pharmaceuticals and Medical Devices Agency (Japan) for their Omicron XBB.1.5-adapted monovalent COVID-19 vaccine.
In June 2023, Pfizer and BioNTech announced the companies have submitted regulatory application to the EMA for their Omicron XBB.1.5-adapted monovalent COVID-19 vaccine.

The following table includes filings and approvals for our COVID-19 vaccine products in the EU and Japan. All COVID-19 vaccine products listed in this table have been developed in collaboration with BioNTech.

PATIENT POPULATION AND DATE OF APPROVAL/FILING(a)
COVID-19 VACCINE PRODUCT(b)	PRIMARY SERIES OR BOOSTER	16 Years of age and older		12-15 Years of age		5-11 Years of age		6 Months through 4 Years of age
		EU	JAPAN	EU	JAPAN	EU	JAPAN	EU	JAPAN
Comirnaty		30-µg 2-dose primary				10-µg 2-dose primary		3-µg 3-dose primary
	Primary	Approved December 2020	Cond. J-NDA February 2021	Approved May 2021	Cond. J-NDA May 2021	Approved November 2021	Cond. J-NDA January 2022	CMA October 2022	Cond. J-NDA October 2022
		30-µg booster dose				10-µg booster dose
	Booster	Approved October 2021	Cond. J-NDA November 2021	Approved February 2022	Cond. J-NDA March 2022	Approved September 2022	Cond. J-NDA August 2022
Comirnaty Original/Omicron BA.4/BA.5 Vaccine(b)		30-µg 2-dose primary				10-µg 2-dose primary		3-µg 3-dose primary
	Primary		Filed April 2023		Filed April 2023		Approved August 2023		Approved August 2023
		30-µg booster dose				10-µg booster dose		3-µg booster dose
	Booster	Approved September 2022	Cond. J-NDA October 2022	Approved September 2022	Cond. J-NDA October 2022	Approved September 2022	Cond. J-NDA February 2023		Approved August 2023
Comirnaty Original/Omicron BA.1 Vaccine	Booster	30-µg booster dose
		Approved September 2022	Cond. J-NDA October 2022	Approved September 2022	Cond. J-NDA October 2022
*For the EU, the filing date is the date on which the EMA validated our submission.
(a)All EU approvals prior to October 10, 2022 were under the CMA, and later converted to full MA as of October 10, 2022. Dates shown in table reflect original CMA date.
(b)Refers to the Pfizer-BioNTech COVID-19 Vaccine, Bivalent (Original and Omicron BA.4/BA.5) and Comirnaty Original/Omicron BA.4/BA.5 Vaccine.

Other Products

PRODUCT	INDICATION OR PROPOSED INDICATION	APPROVED/FILED*
		U.S.	EU	JAPAN
Myfembree (relugolix, estradiol, and norethindrone acetate)(a)	Moderate to severe pain associated with endometriosis	Approved August 2022
Ngenla (somatrogon)(b)	Pediatric growth hormone deficiency	Approved June 2023	Approved February 2022	Approved January 2022
Prevnar 20/Apexxnar (Vaccine)	Active immunization to prevent pneumonia, invasive disease and otitis media caused by Streptococcus pneumoniae (adults)	Approved June 2021	Approved February 2022
	Active immunization to prevent pneumonia, invasive disease and otitis media caused by Streptococcus pneumoniae (pediatric)	Approved April 2023		Filed March 2023
TicoVac (Vaccine)	Active immunization to prevent tick-borne encephalitis disease	Approved August 2021		Filed March 2023
Paxlovid(c) (nirmatrelvir and ritonavir)	COVID-19 in high-risk adults	Approved May 2023	Approved February 2023	Approved February 2022
Nurtec ODT/Vydura (rimegepant)	Acute treatment of migraine with or without aura (adults)	Approved February 2020	Approved April 2022
	Prevention of episodic migraine (adults)	Approved May 2021	Approved April 2022
Litfulo/Ritfulo (ritlecitinib)	Alopecia areata	Approved June 2023	Filed September 2022	Approved June 2023
Zavzpret (zavegepant) (intranasal)	Acute treatment of migraine with or without aura (adults)	Approved March 2023
PF-06886992 (Vaccine)	Active immunization to prevent serogroups ABCWY meningococcal infections (adolescent and young adults)	Filed December 2022	Filed June 2023
Abrysvo (Vaccine)	Active immunization to prevent respiratory syncytial virus infection (maternal)	Filed February 2023	Filed January 2023	Filed February 2023
	Active immunization to prevent respiratory syncytial virus infection (older adults)	Approved May 2023	Filed January 2023	Filed May 2023
etrasimod	Ulcerative colitis (moderately to severely active)	Filed December 2022	Filed November 2022
Braftovi (encorafenib) and Mektovi (binimetinib)	BRAFV600E-mutant metastatic non-small cell lung cancer	Filed April 2023
elranatamab (PF-06863135)	Multiple myeloma triple-class relapsed/refractory	Filed February 2023	Filed February 2023	Filed June 2023
Talzenna (talazoparib)	Combination with Xtandi (enzalutamide) for adult patients with homologous recombination repair (HRR) gene-mutated mCRPC(d)	Approved June 2023	Filed February 2023
fidanacogene elaparvovec (PF-06838435)(e)	Hemophilia B	Filed June 2023	Filed June 2023
*For the U.S., the filing date is the date on which the FDA accepted our submission. For the EU, the filing date is the date on which the EMA validated our submission.
(a)Being developed in collaboration with Sumitomo Pharma America, Inc. (formerly known as Myovant Sciences Ltd.)
(b)Being developed in collaboration with OPKO.
(c)Previously authorized under EUA in the U.S. (December 2021) and approved by the FDA in high-risk adults (May 2023). Remains under EUA for children (12-18 years of age; >88lbs) in the U.S.
(d)Listed patient population applies to U.S. only. Patient population in the filed application in the EU is an all-comers population in men with mCRPC.
(e)Being developed in collaboration with Spark Therapeutics, Inc.
In China, the following products received regulatory approvals in the last twelve months: Xeljanz for the treatment of adult patients with active psoriatic arthritis in October 2022; and Prevenar 13 in infants and children aged 6 weeks to 15 months, in April 2023.

The following provides information about additional indications and new drug candidates in late-stage development:

	PRODUCT/CANDIDATE	PROPOSED DISEASE AREA
LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS	Ibrance (palbociclib)(a)	ER+/HER2+ metastatic breast cancer
	Xtandi (enzalutamide)(b)	Non-metastatic high-risk castration sensitive prostate cancer
	Talzenna (talazoparib)	Combination with Xtandi (enzalutamide) for DNA Damage Repair (DDR)-deficient mCSPC
	somatrogon (PF-06836922)(c)	Adult growth hormone deficiency
	Braftovi (encorafenib) and Erbitux® (cetuximab)(d)	First-line BRAFV600E-mutant mCRC
	Braftovi (encorafenib) and Mektovi (binimetinib) and Keytruda® (pembrolizumab)(e)	BRAFV600E/K-mutant metastatic or unresectable locally advanced melanoma
	Paxlovid (nirmatrelvir (PF-07321332); ritonavir)	COVID-19 in high-risk children (6-11 years of age; >88lbs)
	zavegepant (oral)	Prevention of chronic migraine (adults)
	Litfulo (ritlecitinib)	Vitiligo
	elranatamab (PF-06863135)	Multiple myeloma double-class exposed
Newly diagnosed multiple myeloma post-transplant maintenance
Newly diagnosed multiple myeloma transplant-ineligible
	Oxbryta (voxelotor)	Sickle cell disease (pediatric)
	Eliquis (apixaban)	Venous thromboembolism (pediatric)
NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT	aztreonam-avibactam (PF-06947387)	Treatment of infections caused by Gram-negative bacteria with limited or no treatment options
	giroctocogene fitelparvovec (PF-07055480)(f)	Hemophilia A
	PF-06425090 (Vaccine)	Immunization to prevent primary clostridioides difficile infection
	sasanlimab (PF-06801591)	Combination with Bacillus Calmette-Guerin for non-muscle-invasive bladder cancer
	fordadistrogene movaparvovec (PF-06939926)	Duchenne muscular dystrophy (ambulatory)
	marstacimab (PF-06741086)	Hemophilia
	Omicron-based mRNA vaccine(g)	Immunization to prevent COVID-19 (adults)
	VLA15 (PF-07307405) vaccine(h)	Immunization to prevent Lyme disease
	PF-07252220 (quadrivalent mRNA-based vaccine)	Immunization to prevent influenza
	Vepdegestrant (PF-07850327)(i)	Breast cancer metastatic - 2nd line + ER+/HER2-
	inclacumab (PF-07940370)	Sickle cell disease
	PF-06823859	Dermatomyositis, polymyositis
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
(f)Being developed in collaboration with Sangamo Therapeutics, Inc..
(g)Being developed in collaboration with BioNTech.
(h)Being developed in collaboration with Valneva SE.
(i)Being developed in collaboration with Arvinas, Inc.
For additional information about our R&D organization, see the Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Business and Strategy section within MD&A and Item 1. Business—Research and Development section of our 2022 Form 10-K.
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
Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended July 2, 2023
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a), (b)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$3,237	$3,497	$(347)	$2,327	$0.41
Amortization of intangible assets	—	—	—	1,184
Acquisition-related items	(136)	(2)	(168)	387
Discontinued operations(c)	—	—	—	3
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(d)	(17)	(67)	—	235
(Gains)/losses on equity securities(e)	—	—	135	(135)
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	1	(1)
Other(f)	(12)	(8)	(171)	194
Income tax provision—non-GAAP items				(355)
Non-GAAP Adjusted	$3,072	$3,419	$(551)	$3,839	$0.67

	Six Months Ended July 2, 2023
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a), (b)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$8,122	$6,914	$(277)	$7,870	$1.38
Amortization of intangible assets	—	—	—	2,287
Acquisition-related items	(233)	(5)	(150)	550
Discontinued operations(c)	—	—	—	2
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(d)	(50)	(126)	—	265
Certain asset impairments(e)	—	—	(264)	264
(Gains)/losses on equity securities(e)	—	—	(317)	317
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	(6)	6
Other(f)	(22)	(14)	(64)	105
Income tax provision—Non-GAAP items				(791)
Non-GAAP Adjusted	$7,818	$6,769	$(1,079)	$10,876	$1.90

	Three Months Ended July 3, 2022
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a), (b)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$8,648	$3,048	$772	$9,906	$1.73
Amortization of intangible assets	—	—	—	822
Acquisition-related items	5	(2)	(13)	82
Discontinued operations(c)	—	—	—	(34)
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(d)	(22)	(134)	—	272
(Gains)/losses on equity securities(e)	—	—	(539)	539
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	(490)	490
Other(f)	(6)	(13)	(107)	130
Income tax provision—non-GAAP items				(551)
Non-GAAP Adjusted	$8,625	$2,900	$(377)	$11,656	$2.04

	Six Months Ended July 3, 2022
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a), (b)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$18,632	$5,642	$1,122	$17,769	$3.10
Amortization of intangible assets	—	—	—	1,657
Acquisition-related items	8	(3)	(39)	269
Discontinued operations(c)	—	—	—	(24)
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(d)	(42)	(208)	—	394
(Gains)/losses on equity securities(e)	—	—	(1,237)	1,237
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	(418)	418
Other(f)	(17)	(35)	(211)	273
Income tax provision—Non-GAAP items				(999)
Non-GAAP Adjusted	$18,582	$5,396	$(783)	$20,993	$3.66
(a)Items that reconcile GAAP Reported to non-GAAP Adjusted balances are shown pre-tax. Our effective tax rates for GAAP Reported income from continuing operations were: (3.1)% and 7.5% in the three and six months ended July 2, 2023, respectively, and 13.7% and 13.4% in the three and six months ended July 3, 2022, respectively. See Note 5. Our effective tax rates for non-GAAP Adjusted income were 6.8% and 11.6% in the three and six months ended July 2, 2023, respectively, and 15.4% and 15.1% in the three and six months ended July 3, 2022, respectively.
(b)The amounts for the three and six months ended July 2, 2023 and July 3, 2022 include reconciling amounts for Research and development expenses that are not material.
(c)See Note 2B.
(d)Includes employee termination costs, asset impairments and other exit costs related to our cost-reduction and productivity initiatives not associated with acquisitions. See Note 3.
(e)See Note 4.
(f)For the second quarter of 2023, the total Other (income)/deductions––net adjustment of $171 million primarily includes charges of $139 million for certain legal matters, primarily representing certain product liability and other legal expenses related to products discontinued and/or divested by Pfizer. For the first six months of 2023, the total Other (income)/deductions––net adjustment of $64 million primarily includes charges of (i) $175 million for certain legal matters, primarily for certain product liability and other legal expenses related to products discontinued and/or divested by Pfizer, and (ii) $70 million mostly related to our equity-method accounting pro-rata share of intangible asset amortization and impairments, costs of separating from GSK and restructuring costs recorded by Haleon, partially offset by dividend income of $211 million related to our investment in Nimbus resulting from Takeda Pharmaceutical Company Limited’s acquisition of Nimbus’s oral, selective allosteric tyrosine kinase 2 (TYK2) inhibitor program subsidiary. For the second quarter of 2022, the total Other (income)/deductions––net adjustment of $107 million primarily included charges of $55 million mostly representing our equity-method accounting pro rata share of costs of separating from GSK recorded by the GSK Consumer Healthcare JV, and charges of $19 million for certain legal matters, primarily representing certain product liability expenses related to products discontinued and/or divested by Pfizer. For the first six months of 2022, the total Other (income)/deductions––net adjustment of $211 million primarily included charges of $98 million for certain legal matters, primarily representing certain product liability expenses related to products discontinued and/or divested by Pfizer, and to a lesser extent, legal obligations related to pre-acquisition commitments, and charges of $61 million mostly representing our equity-method accounting pro rata share of restructuring charges and costs of separating from GSK recorded by the GSK Consumer Healthcare JV.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(MILLIONS)	July 2, 2023	July 3, 2022	Drivers of change
Cash provided by/(used in):
Operating activities	$4	$14,711
The change was primarily driven by a decrease in net income adjusted for non-cash items and the timing of receipts and payments in the ordinary course of business, including timing of payments to BioNTech for the gross profit split for Comirnaty (see Note 8B) and a decrease in advance payments for Comirnaty and Paxlovid.

Investing activities	$(22,170)	$(10,746)	The change was driven mainly by $17.7 billion greater net purchases of short-term investments in 2023, partially offset by $6.2 billion cash used to acquire Arena, net of cash acquired, in 2022.
Financing activities	$24,403	$(4,058)
The change was driven mainly by $30.8 billion of proceeds from the issuance of long-term debt in 2023 and $2.0 billion of purchases of common stock in 2022, partially offset by a net $4.4 billion decrease in proceeds from short-term borrowings.

ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK
Our historically robust operating cash flows, which we expect to continue, is a key strength of our liquidity and capital resources and our primary funding source. We believe as a result of this, together with our financial assets, access to capital markets, revolving credit agreements, and available lines of credit, we have and will maintain the ability to meet our liquidity needs to support ongoing operations, our capital allocation objectives, and our contractual and other obligations for the foreseeable future. For information about the sources and uses of our funds and capital resources, as well as our operating cash flows, see our Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Equity, and the Analysis of the Condensed Consolidated Statements of Cash Flows within MD&A. For information on our money market funds, available-for sale-debt securities and long-term debt, see Note 7.
For information about our diverse sources of funds, off-balance sheet arrangements, contractual and other obligations, global economic conditions, market risk and LIBOR, see the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk section within MD&A in our 2022 Form 10-K. For more information on guarantees and indemnifications, see Note 12B.
Debt Issuance––In May 2023, we completed a public offering of $31 billion aggregate principal amount of senior unsecured notes as part of the financing for our proposed acquisition of Seagen. The net proceeds have been invested in short-term investments in a combination of money market funds and available-for-sale debt securities until the completion of the proposed acquisition. See Notes 7A and 7D.
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

As of the date of the filing of this Form 10-Q, the ratings assigned to our commercial paper and senior unsecured long-term debt:
NAME OF RATING AGENCY	Pfizer Short-Term Rating	Pfizer Long-Term Rating	Outlook/Watch
Moody’s	P-1	A1	Negative Outlook
S&P	A-1	A+	Stable
These ratings are not recommendations to buy, sell or hold securities and the ratings are subject to revision or withdrawal at any time by the rating organizations. Each rating should be evaluated independently of any other rating.
Debt Capacity––Lines of Credit––As of July 2, 2023, we had access to a $7 billion committed U.S. revolving credit facility, which may be used for general corporate purposes including to support our commercial paper borrowings. Lenders under this facility have approximately $700 million of commitments maturing in November 2026 and $6.3 billion of commitments maturing in November 2027. In addition to the U.S. revolving credit facility, our lenders have provided us an additional $304 million in lines of credit, of which $274 million expire within one year. Essentially all lines of credit were unused as of July 2, 2023.

Capital Allocation Framework––Our capital allocation framework is primarily devised to facilitate the achievement of medical breakthroughs through R&D investments and business development activities and returning capital to shareholders through dividends and share repurchases. We expect to finance the proposed acquisition of Seagen substantially through $31 billion of long-term debt issued in May 2023, and the balance from a combination of short-term financing and existing cash. See Note 1A and the Item 1A. Risk Factors section for additional information about our proposed acquisition of Seagen. In April 2023, our BOD declared a dividend of $0.41 per share, paid on June 9, 2023, to shareholders of record at the close of business on May 12, 2023. In June 2023, our BOD declared a dividend of $0.41 per share, payable on September 5, 2023, to shareholders of record at the close of business on July 28, 2023. At July 2, 2023, our remaining share-purchase authorization was $3.3 billion, with no repurchases in the first six months of 2023. See Note 12 in our 2022 Form 10-K for more information on our publicly announced share-purchase plans.
Our financing plan for Seagen does not involve monetizing any portion of our Haleon stake. Our intentions with respect to our Haleon stake are set out in our Schedule 13D (as amended) initially filed with the SEC on July 27, 2022.
NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standards
See Note 1B.

Recently Issued Accounting Standard, Not Adopted as of July 2, 2023
Standard/Description	Effective Date	Effect on the Financial Statements
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
In particular, forward-looking information in this Form 10-Q includes statements relating to specific future actions, performance and effects, including, among others, plans for and prospects of our proposed acquisition of Seagen, including expectations regarding financing and closing of the transaction; the expected benefits of the organizational changes to our operations; our 2023 revenue expectations; our ongoing efforts to respond to COVID-19, including our plans and expectations regarding Comirnaty and Paxlovid, and any potential future vaccines or treatments; the forecasted revenue, demand, manufacturing and supply of Comirnaty and Paxlovid, including expectations for the commercial market for Comirnaty and

Paxlovid; our expectations regarding the impact of COVID-19 on our business; the expected impact of patent expiries and generic competition; the expected pricing pressures on our products and the anticipated impact to our business; the availability of raw materials for 2023; the benefits expected from our business development transactions, including our proposed acquisition of Seagen; our anticipated operating cash flows and liquidity position; the anticipated costs and savings from certain of our initiatives, including our Transforming to a More Focused Company program; and our planned capital spending.
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
•regulatory decisions impacting labeling, including the scope of indicated patient populations, product dosage, manufacturing processes, safety and/or other matters, including decisions relating to emerging developments regarding potential product impurities, uncertainties regarding the ability to obtain, and the scope of, recommendations by technical or advisory committees, and the timing of, and ability to obtain, pricing approvals and product launches, all of which could impact the availability or commercial potential of our products and product candidates;
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
•risks and uncertainties related to Pfizer’s proposed acquisition of Seagen, including, among other things, risks related to the satisfaction or waiver of the conditions to closing the proposed acquisition (including the failure to obtain necessary regulatory approvals) in the anticipated timeframe or at all, including the possibility that the proposed acquisition does not close; risks related to the ability to realize the anticipated benefits of the proposed acquisition, including the possibility that the expected benefits from the acquisition will not be realized or will not be realized within the expected time period; the risk that the businesses will not be integrated successfully; disruption from the transaction making it more difficult to maintain business and operational relationships; negative effects of the announcement or the consummation of the proposed acquisition on the market price of Pfizer’s common stock and/or operating results; significant transaction costs; unknown liabilities; the risk of litigation and/or regulatory actions related to the proposed acquisition or Seagen’s business; risks related to the financing of the transaction; other business effects and uncertainties, including the effects of industry, market, business, economic, political or regulatory conditions; future exchange and interest rates; changes in tax and other laws, regulations, rates and policies; the impact of the proposed acquisition on future business combinations or disposals; uncertainties regarding the commercial success of Pfizer’s and Seagen’s commercialized and pipeline products; the uncertainties inherent in R&D; whether and when drug applications may be filed in any jurisdictions for Pfizer’s or Seagen’s pipeline products; whether and when any such applications may be approved by regulatory authorities, which will depend on myriad factors, including making a determination as to whether the product's benefits outweigh its known risks and determination of the product's efficacy and, if approved, whether any such products will be commercially successful; and competitive developments;
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
•risks and uncertainties related to our efforts to continue to develop and commercialize Comirnaty and Paxlovid or any potential future COVID-19 vaccines, treatments or combinations, as well as challenges related to their manufacturing, supply and distribution, including, among others, the risk that as the market for COVID-19 products becomes more endemic and seasonal, demand for any of our COVID-19 products may be reduced, no longer exist or not meet expectations, which may lead to reduced revenues or excess inventory on-hand and/or in the channel which, for Paxlovid, could result in significant inventory write-offs; challenges related to and uncertainties regarding the timing of a transition to the commercial market for any of our products; uncertainties related to the public’s adherence to vaccines, boosters and treatments; and risks related to our ability to achieve our revenue forecasts for Comirnaty and Paxlovid or any potential future COVID-19 vaccines or treatments;
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
•the exposure of our operations globally to possible capital and exchange controls, economic conditions, expropriation and other restrictive government actions, changes in intellectual property legal protections and remedies, the impact of political or civil unrest or military action, including the ongoing conflict between Russia and Ukraine and its economic consequences, unstable governments and legal systems, inter-governmental disputes, disruptions related to climate change and natural disasters, including uncertainties related to the impact of the recent tornado at our manufacturing facility in Rocky Mount, North Carolina;
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
•governmental laws and regulations affecting our operations, including, without limitation, the IRA, changes in laws and regulations or their interpretation, including, among others, changes in tax laws and regulations internationally and in the U.S., the adoption of global minimum taxation requirements outside the U.S. and potential changes to existing tax law by the current U.S. Presidential administration and Congress;
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
PROPOSED ACQUISITION OF SEAGEN
We may be unable to complete the acquisition of Seagen within the anticipated timeframe or at all, which could prevent us from receiving the anticipated benefits from the acquisition in the anticipated timeframe or at all.
On March 12, 2023, we entered into a merger agreement with Seagen. The transaction is expected to close in late 2023 or early 2024, and remains subject to customary closing conditions, including receipt of required regulatory approvals. As a result, there is no assurance that the acquisition will be consummated in the anticipated timeframe or at all. In addition, Pfizer may be required to pay Seagen a reverse termination fee of approximately $2.22 billion, subject to certain limitations set forth in the merger agreement, if the merger agreement is terminated by either party as a result of certain antitrust and/or foreign direct investment law-related conditions. Any failure to consummate the acquisition in the anticipated timeframe or at all could prevent Pfizer from receiving the expected benefits from the acquisition. See the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Business Development Initiatives and the Forward-Looking Information and Factors That May Affect Future Results sections within MD&A.
We have expended and will continue to expend significant time and resources in connection with the acquisition of Seagen and have incurred substantial indebtedness to fund the acquisition.
Pfizer has expended and will continue to expend significant management time and resources and expenses related to the acquisition of Seagen, many of which must be paid regardless of whether the acquisition is consummated. For example, such time, resources and expenses will be incurred in connection with seeking regulatory approvals for the transaction. We intend to finance a portion of the transaction with the proceeds from the $31 billion of long-term debt issued in May 2023, plus additional short-term indebtedness to be issued prior to the acquisition, which indebtedness may limit our operating or financial flexibility relative to our current position.
We may not be successful in identifying and executing potential business development transactions, such as our acquisition of Seagen, or realizing the financial and strategic goals that were contemplated at the time of any historical or potential business development transaction, which could have an adverse impact on our ability to meet our growth objectives.
We have established significant growth goals, which we plan to achieve, in part, by accelerating revenue growth by not only advancing our own product pipelines and maximizing the value of our existing products, but also through various forms of business development activities, which can include alliances, licenses, JVs, collaborations, equity- or debt-based investments, dispositions, divestments, mergers and acquisitions. Our proposed acquisition of Seagen is part of that accelerated revenue growth plan. We view our business development activity as an enabler of our strategies and seek to generate growth by pursuing opportunities and transactions that have the potential to strengthen our business and our capabilities. The success of our business development activities is dependent on the availability and accurate evaluation of appropriate opportunities, competition from others that are seeking similar opportunities and our ability to successfully identify, structure and execute transactions, including the ability to satisfy or waive closing conditions in the anticipated timeframes, or at all, and our ability to successfully integrate acquired businesses and develop and commercialize acquired products. Pursuing, executing and consummating these transactions may require substantial investment, which may require us to obtain additional equity or debt financing, which could result in increased leverage and/or a downgrade of our credit ratings or limit our operating or financial flexibility relative to our current position. The success of our business development transactions depends on our ability to realize the anticipated benefits of these transactions and is subject to numerous risks and uncertainties, many of which are outside of our control, including the possibility that the expected benefits from such transactions will not be realized or will not be realized within the expected time period. Unsuccessful clinical trials, regulatory hurdles and commercialization challenges may adversely impact revenue and income contribution from acquired products and businesses. We may fail to generate expected revenue growth for our existing products, product pipeline and acquired products or businesses or we may fail to achieve anticipated cost savings, such as those expected with respect to Seagen, within expected time frames or at all, which may impact our ability to meet our growth objectives. In certain transactions, we may agree to provide certain transition services for an extended period of time, which may divert our focus and resources that would otherwise be invested into maintaining or growing our business. Similarly, the accretive impact anticipated from transactions may not be realized or may be delayed. Integration of these products or businesses may result in the loss of key employees, the disruption of ongoing business, including third-party relationships, or inconsistencies in standards, controls, procedures and policies. Further, while we seek to mitigate risks and liabilities through, among other things, due diligence, we may be exposed to risks and liabilities as a result of business development transactions. There is no assurance that we will be able to acquire attractive businesses or enter into strategic business relationships on favorable terms ahead of our competitors, or that such acquisitions or strategic business development relationships will be accretive to earnings or improve our competitive position.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes purchases of our common stock during the second quarter of 2023:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Value of Shares That May Yet Be Purchased Under the Plan(b)
April 3 through April 30, 2023	40,293	$40.72	—	$3,292,882,444
May 1 through May 28, 2023	119,295	$38.89	—	$3,292,882,444
May 29 through July 2, 2023	54,559	$38.37	—	$3,292,882,444
Total	214,147	$39.10	—
(a)Represents (i) 211,991 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive programs and (ii) the open market purchase by the trustee of 2,156 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who deferred receipt of performance share awards.
(b)See the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk—Capital Allocation Framework section within MD&A of this Form 10-Q and Note 12 in our 2022 Form 10-K.
ITEM 5. OTHER INFORMATION

During the three months ended July 2, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 6. EXHIBITS

Exhibit 10.1	-	Pfizer Inc. Executive Officer Severance Policy
Exhibit 22	-	Subsidiary Issuers of Guaranteed Securities
Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101:
EX-101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX-101.SCH EX-101.CAL EX-101.LAB EX-101.PRE EX-101.DEF	Inline XBRL Taxonomy Extension Schema
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

Pfizer Inc.
(Registrant)

Dated:	August 9, 2023	/s/ Jennifer B. Damico
Jennifer B. Damico Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)