Form 10-Q
period 2023-10-01
PFIZER INC
filed 2023-11-08
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2023

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

At November 3, 2023, 5,646,413,292 shares of the issuer’s voting common stock were outstanding.

DEFINED TERMS

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Form 10-Q (defined below) refer to Pfizer Inc. and its subsidiaries. Pfizer’s fiscal quarter-end for subsidiaries operating outside the U.S. is as of and for the three and nine months ended August 27, 2023 and August 28, 2022, and for U.S. subsidiaries is as of and for the three and nine months ended October 1, 2023 and October 2, 2022. References to “Notes” in this Form 10-Q are to the Notes to the Condensed or Consolidated Financial Statements in this Form 10-Q or in our 2022 Form 10-K. We also have used several other terms in this Form 10-Q, most of which are explained or defined below:

2022 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2022
Alexion	Alexion Pharma International Operations Limited, a subsidiary of AstraZeneca PLC
ALK	anaplastic lymphoma kinase
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Arena	Arena Pharmaceuticals, Inc.
Arvinas	Arvinas, Inc.
Astellas	Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.
ATTR-CM	transthyretin amyloid cardiomyopathy
Biohaven	Biohaven Pharmaceutical Holding Company Ltd.
BioNTech	BioNTech SE
Biopharma	Global Biopharmaceuticals Business
Blackstone	Blackstone Life Sciences
BMS	Bristol-Myers Squibb Company
BOD	Board of Directors
CDC	U.S. Centers for Disease Control and Prevention
Comirnaty*
Unless otherwise noted, refers to, as applicable, and as authorized or approved, the Pfizer-BioNTech COVID-19 Vaccine, the Pfizer-BioNTech COVID-19 Vaccine, Bivalent (Original and Omicron BA.4/BA.5), Comirnaty (COVID-19 Vaccine, mRNA, 2023-2024 Formula), the Pfizer-BioNTech COVID-19 Vaccine (2023-2024 Formula), Comirnaty Original/Omicron BA.1, Comirnaty Original/Omicron BA.4/BA.5 and Comirnaty XBB.1.5.

Consumer Healthcare JV	GSK Consumer Healthcare JV
COVID-19	novel coronavirus disease of 2019
Developed Europe	Includes the following markets: Western Europe, Scandinavian countries and Finland
Developed Markets	Includes the following markets: U.S., Developed Europe, Japan, Australia, Canada, South Korea and New Zealand
Developed Rest of World	Includes the following markets: Japan, Canada, Australia, South Korea and New Zealand
EC	European Commission
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Eastern Europe, Central Europe, the Middle East, Africa and Turkey
EPS	earnings per share
ESG	Environmental, Social and Governance
EU	European Union
EUA	emergency use authorization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Form 10-Q	This Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2023
GAAP	Generally Accepted Accounting Principles
GBT	Global Blood Therapeutics, Inc.
GSK	GSK plc
Haleon	Haleon plc
HIPAA	Health Insurance Portability and Accountability Act of 1996
Hospira	Hospira, Inc.
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
IRS	U.S. Internal Revenue Service
JAK	Janus kinase
JV	joint venture
King	King Pharmaceuticals LLC (formerly King Pharmaceuticals, Inc.)
LIBOR	London Interbank Offered Rate
LOE	loss of exclusivity
LPS	loss per share
mCRC	metastatic colorectal cancer
mCRPC	metastatic castration-resistant prostate cancer

mCSPC	metastatic castration-sensitive prostate cancer
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MDL	Multi-District Litigation
Meridian	Meridian Medical Technologies, Inc.
Moody’s	Moody’s Investors Service
mRNA	messenger ribonucleic acid
MSA	Manufacturing Supply Agreement
Mylan	Mylan N.V.
NDA	New Drug Application
Nimbus	Nimbus Therapeutics, LLC
nmCRPC	non-metastatic castration-resistant prostate cancer
NSCLC	non-small cell lung cancer
ODT	oral disintegrating tablet
Ono	Ono Pharmaceutical Co., Ltd.
OPKO	OPKO Health, Inc.
OTC	over-the-counter
Paxlovid*	an oral COVID-19 treatment (nirmatrelvir tablets and ritonavir tablets)
PC1	Pfizer CentreOne
Pharmacia	Pharmacia LLC (formerly Pharmacia Corporation)
PIE	Pfizer Investment Enterprises Pte. Ltd. (a wholly-owned finance subsidiary of Pfizer)
Prevnar family	Includes Prevnar 13/Prevenar 13 (pediatric and adult) and Prevnar 20/Apexxnar (pediatric and adult)
PsA	psoriatic arthritis
QTD	Quarter-to-date or three months ended
RA	rheumatoid arthritis
RCC	renal cell carcinoma
R&D	research and development
RSV	respiratory syncytial virus
S&P	Standard & Poor’s
Seagen	Seagen Inc.
SEC	U.S. Securities and Exchange Commission
SI&A	selling, informational and administrative
TSAs	transition service arrangements
UC	ulcerative colitis
U.K.	United Kingdom
U.S.	United States
Upjohn Business	Pfizer’s former global, primarily off-patent branded and generics business, which included a portfolio of 20 globally recognized solid oral dose brands, including Lipitor, Lyrica, Norvasc, Celebrex and Viagra, as well as a U.S.-based generics platform, Greenstone, that was spun-off on November 16, 2020 and combined with Mylan to create Viatris
Viatris	Viatris Inc.
ViiV	ViiV Healthcare Limited
Vyndaqel family	Includes Vyndaqel, Vyndamax and Vynmac
WRDM	Worldwide Research, Development and Medical
YTD	Year-to-date or nine months ended
*The Pfizer-BioNTech COVID-19 Vaccine (2023-2024 Formula) and certain uses of Paxlovid have not been approved or licensed by the FDA. The Pfizer-BioNTech COVID-19 Vaccine (2023-2024 Formula) has been authorized by the FDA under an EUA to prevent COVID-19 in individuals aged 6 months through 11 years of age. Paxlovid has been authorized for emergency use by the FDA under an EUA for the treatment of mild-to-moderate COVID-19 in pediatric patients (12 years of age and older weighing at least 40 kg) who are at high risk for progression to severe COVID-19, including hospitalization or death. The emergency uses are only authorized for the duration of the declaration that circumstances exist justifying the authorization of emergency use of the medical product during the COVID-19 pandemic under Section 564(b)(1) of the U.S. Federal Food, Drug and Cosmetic Act unless the declaration is terminated or authorization revoked sooner. Please see the EUA Fact Sheets at www.covid19oralrx.com and www.cvdvaccine-us.com.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(MILLIONS, EXCEPT PER SHARE DATA)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Revenues	$13,232	$22,638	$44,247	$76,040
Costs and expenses:
Cost of sales(a), (b)	9,269	6,063	17,391	24,696
Selling, informational and administrative expenses(a)	3,281	3,391	10,196	9,032
Research and development expenses(a)	2,711	2,696	7,864	7,813
Acquired in-process research and development expenses	67	524	122	880
Amortization of intangible assets	1,179	822	3,466	2,478
Restructuring charges and certain acquisition-related costs	155	199	377	580
Other (income)/deductions––net	(79)	(59)	(356)	1,063
Income/(loss) from continuing operations before provision/(benefit) for taxes on income/(loss)	(3,352)	9,001	5,187	29,498
Provision/(benefit) for taxes on income/(loss)	(964)	356	(320)	3,098
Income/(loss) from continuing operations	(2,388)	8,645	5,507	26,400
Discontinued operations––net of tax	12	(21)	11	4
Net income/(loss) before allocation to noncontrolling interests	(2,376)	8,623	5,518	26,404
Less: Net income attributable to noncontrolling interests	6	15	30	27
Net income/(loss) attributable to Pfizer Inc. common shareholders	$(2,382)	$8,608	$5,488	$26,378

Earnings/(loss) per common share––basic:
Income/(loss) from continuing operations attributable to Pfizer Inc. common shareholders	$(0.42)	$1.54	$0.97	$4.70
Discontinued operations––net of tax	—	—	—	—
Net income/(loss) attributable to Pfizer Inc. common shareholders	$(0.42)	$1.54	$0.97	$4.71

Earnings/(loss) per common share––diluted:
Income/(loss) from continuing operations attributable to Pfizer Inc. common shareholders	$(0.42)	$1.51	$0.96	$4.60
Discontinued operations––net of tax	—	—	—	—
Net income/(loss) attributable to Pfizer Inc. common shareholders	$(0.42)	$1.51	$0.96	$4.60

Weighted-average shares––basic	5,646	5,607	5,642	5,606
Weighted-average shares––diluted	5,646	5,718	5,714	5,729
(a)Exclusive of amortization of intangible assets.
(b)See Notes 8 and 13.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(MILLIONS)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net income/(loss) before allocation to noncontrolling interests	$(2,376)	$8,623	$5,518	$26,404

Foreign currency translation adjustments, net	(109)	(918)	234	(2,549)
Unrealized holding gains/(losses) on derivative financial instruments, net	408	589	519	1,443
Reclassification adjustments for (gains)/losses included in net income/(loss)(a)	(67)	(615)	73	(972)
	341	(26)	593	471
Unrealized holding gains/(losses) on available-for-sale securities, net	(83)	(777)	30	(1,397)
Reclassification adjustments for (gains)/losses included in net income/(loss)(b)	51	606	(442)	1,094
	(32)	(171)	(411)	(303)
Reclassification adjustments related to amortization of prior service costs and other, net	(29)	(31)	(88)	(99)
Reclassification adjustments related to curtailments of prior service costs and other, net	(1)	2	(14)	(8)
	(30)	(29)	(102)	(107)
Other comprehensive income/(loss), before tax	170	(1,144)	313	(2,488)
Tax provision/(benefit) on other comprehensive income/(loss)	36	(33)	(17)	(149)
Other comprehensive income/(loss) before allocation to noncontrolling interests	$134	$(1,111)	$330	$(2,339)

Comprehensive income/(loss) before allocation to noncontrolling interests	$(2,242)	$7,512	$5,848	$24,065
Less: Comprehensive income/(loss) attributable to noncontrolling interests	4	10	23	16
Comprehensive income/(loss) attributable to Pfizer Inc.	$(2,247)	$7,503	$5,826	$24,049
(a)Reclassified into Other (income)/deductions—net and Cost of sales. See Note 7E.
(b)Reclassified into Other (income)/deductions—net.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS)	October 1, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$3,148	$416
Short-term investments	41,033	22,316
Trade accounts receivable, less allowance for doubtful accounts: 2023—$465; 2022—$449	11,086	10,952
Inventories	10,204	8,981
Current tax assets	3,917	3,577
Other current assets	4,624	5,017
Total current assets	74,012	51,259
Equity-method investments	11,025	11,033
Long-term investments	3,214	4,036
Property, plant and equipment, less accumulated depreciation: 2023—$15,779; 2022—$15,174	17,862	16,274
Identifiable intangible assets	40,224	43,370
Goodwill	51,527	51,375
Noncurrent deferred tax assets and other noncurrent tax assets	8,350	6,693
Other noncurrent assets	8,808	13,163
Total assets	$215,021	$197,205

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2023—$2,260; 2022—$2,560	$2,548	$2,945
Trade accounts payable	5,338	6,809
Dividends payable	—	2,303
Income taxes payable	1,898	1,587
Accrued compensation and related items	2,372	3,407
Deferred revenues	2,204	2,520
Other current liabilities	16,776	22,568
Total current liabilities	31,136	42,138
Long-term debt	61,048	32,884
Pension and postretirement benefit obligations	2,166	2,250
Noncurrent deferred tax liabilities	1,125	1,023
Other taxes payable	8,099	9,812
Other noncurrent liabilities	14,242	13,180
Total liabilities	117,817	101,288

Commitments and Contingencies

Common stock	478	476
Additional paid-in capital	92,496	91,802
Treasury stock	(114,485)	(113,969)
Retained earnings	126,411	125,656
Accumulated other comprehensive loss	(7,966)	(8,304)
Total Pfizer Inc. shareholders’ equity	96,934	95,661
Equity attributable to noncontrolling interests	270	256
Total equity	97,204	95,916
Total liabilities and equity	$215,021	$197,205
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, July 2, 2023	9,561	$478	$92,329	(3,916)	$(114,482)	$128,796	$(8,102)	$99,019	$274	$99,293
Net income/(loss)						(2,382)		(2,382)	6	(2,376)
Other comprehensive income/(loss), net of tax							135	135	(2)	134
Cash dividends declared, per share: $—
Common stock						—		—		—
Noncontrolling interests								—	(8)	(8)
Share-based payment transactions	1	—	167	—	(4)	(2)		161		161
Other			—	—	—	—		—	—	—
Balance, October 1, 2023	9,562	$478	$92,496	(3,916)	$(114,485)	$126,411	$(7,966)	$96,934	$270	$97,204

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, July 3, 2022	9,496	$476	$91,183	(3,903)	$(113,939)	$116,608	$(7,119)	$87,208	$261	$87,469
Net income/(loss)						8,608		8,608	15	8,623
Other comprehensive income/(loss), net of tax							(1,106)	(1,106)	(5)	(1,111)
Cash dividends declared, per share: $0.40
Common stock						(2,245)		(2,245)		(2,245)
Noncontrolling interests								—	(7)	(7)
Share-based payment transactions	20	—	172	—	(6)	(5)		161		161
Other			4	—	—	—		4	(4)	—
Balance, October 2, 2022	9,515	$476	$91,359	(3,903)	$(113,945)	$122,967	$(8,225)	$92,631	$259	$92,891

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2023	9,519	$476	$91,802	(3,903)	$(113,969)	$125,656	$(8,304)	$95,661	$256	$95,916
Net income/(loss)						5,488		5,488	30	5,518
Other comprehensive income/(loss), net of tax							338	338	(8)	330
Cash dividends declared, per share: $0.82
Common stock						(4,629)		(4,629)		(4,629)
Noncontrolling interests								—	(8)	(8)
Share-based payment transactions	43	2	694	(12)	(516)	(104)		77		77
Other			—	—	—	—		—	—	—
Balance, October 1, 2023	9,562	$478	$92,496	(3,916)	$(114,485)	$126,411	$(7,966)	$96,934	$270	$97,204

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2022	9,471	$473	$90,591	(3,851)	$(111,361)	$103,394	$(5,897)	$77,201	$262	$77,462
Net income/(loss)						26,378		26,378	27	26,404
Other comprehensive income/(loss), net of tax							(2,328)	(2,328)	(11)	(2,339)
Cash dividends declared, per share: $1.20
Common stock						(6,734)		(6,734)		(6,734)
Noncontrolling interests								—	(7)	(7)
Share-based payment transactions	45	2	760	(12)	(584)	(71)		108		108
Purchases of common stock				(39)	(2,000)			(2,000)		(2,000)
Other			7	—	—	—		7	(11)	(4)
Balance, October 2, 2022	9,515	$476	$91,359	(3,903)	$(113,945)	$122,967	$(8,225)	$92,631	$259	$92,891
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(MILLIONS)	October 1, 2023	October 2, 2022
Operating Activities
Net income before allocation to noncontrolling interests	$5,518	$26,404
Discontinued operations—net of tax	11	4
Net income from continuing operations before allocation to noncontrolling interests	5,507	26,400
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by/(used in) operating activities:
Depreciation and amortization	4,620	3,545
Asset write-offs and impairments	499	287
Deferred taxes	(1,584)	(3,399)
Share-based compensation expense	404	508
Benefit plan contributions in excess of expense/income	(467)	(532)
Inventory write-offs and related charges associated with COVID-19 products(a)	5,847	476
Other adjustments, net	(744)	1,481
Other changes in assets and liabilities, net of acquisitions and divestitures	(10,622)	(8,081)
Net cash provided by/(used in) operating activities	3,460	20,685

Investing Activities
Purchases of property, plant and equipment	(2,863)	(2,235)
Purchases of short-term investments	(30,138)	(29,701)
Proceeds from redemptions/sales of short-term investments	18,018	35,087
Net (purchases of)/proceeds from redemptions/sales of short-term investments with original maturities of three months or less	(6,102)	(10,877)
Purchases of long-term investments	(166)	(1,627)
Proceeds from redemptions/sales of long-term investments	189	446
Acquisitions of businesses, net of cash acquired	(25)	(6,225)
Dividend received from the Consumer Healthcare JV	—	3,960
Other investing activities, net	(193)	(200)
Net cash provided by/(used in) investing activities	(21,282)	(11,373)

Financing Activities
Proceeds from short-term borrowings	14	3,887
Payments on short-term borrowings	—	(3,887)
Net (payments on)/proceeds from short-term borrowings with original maturities of three months or less	(106)	870
Proceeds from issuance of long-term debt	30,831	—
Payments on long-term debt	(2,569)	(1,609)
Purchases of common stock	—	(2,000)
Cash dividends paid	(6,932)	(6,738)
Other financing activities, net	(613)	(342)
Net cash provided by/(used in) financing activities	20,624	(9,819)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	(39)	(139)
Net increase/(decrease) in cash and cash equivalents and restricted cash and cash equivalents	2,764	(646)
Cash and cash equivalents and restricted cash and cash equivalents, at beginning of period	468	1,983
Cash and cash equivalents and restricted cash and cash equivalents, at end of period	$3,233	$1,338
Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes	$2,907	$4,919
Interest paid	1,153	1,121
Interest rate hedges	98	28

(a) See Notes 8 and 13.
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
Pfizer’s fiscal quarter-end for subsidiaries operating outside the U.S. is as of and for the three and nine months ended August 27, 2023 and August 28, 2022, and for U.S. subsidiaries is as of and for the three and nine months ended October 1, 2023 and October 2, 2022.
We manage our commercial operations through two operating segments, each led by a single manager: Biopharma and Business Innovation. Biopharma is the only reportable segment. See Note 13A below and Note 17A in our 2022 Form 10-K.
Business development activities impacted financial results in the periods presented. In March 2023, we and Seagen announced that the companies entered into an agreement under which we will acquire Seagen, a global biotechnology company that discovers, develops and commercializes transformative cancer medicines, for $229 in cash per Seagen share for a total enterprise value of approximately $43 billion. We expect to finance the transaction substantially through $31 billion of long-term debt issued in May 2023 (see Note 7D), and the balance from a combination of short-term financing and existing cash. The transaction was approved by Seagen’s shareholders in May 2023. In October 2023, we received unconditional antitrust clearance from the EC on the proposed acquisition. The transaction is expected to close in late 2023 or early 2024, and remains subject to customary closing conditions, including receipt of required regulatory approvals. See Note 2 below, as well as Notes 1A and 2 in our 2022 Form 10-K.
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

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Deductions from Revenues––Our accruals for Medicare, Medicaid and related state program and performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts are as follows:

(MILLIONS)	October 1, 2023	December 31, 2022
Reserve against Trade accounts receivable, less allowance for doubtful accounts	$1,599	$1,200
Other current liabilities:
Accrued rebates	5,083	4,479
Other accruals	436	430
Other noncurrent liabilities	640	612
Total accrued rebates and other sales-related accruals	$7,757	$6,722
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
During the three and nine months ended October 1, 2023 and October 2, 2022, additions to the allowance for credit losses, write-offs and recoveries of customer receivables were not material to our condensed consolidated financial statements. For additional information on our trade accounts receivable, see Note 1G in our 2022 Form 10-K.
Note 2. Acquisitions, Divestitures, Equity-Method Investment and Research and Development Arrangement
A. Acquisitions
GBT––On October 5, 2022, we acquired GBT, a biopharmaceutical company dedicated to the discovery, development and delivery of life-changing treatments for underserved patient communities, starting with sickle cell disease. The total fair value of the consideration transferred was $5.7 billion ($5.2 billion, net of cash acquired). In connection with this business combination, we provisionally recorded: (i) $4.4 billion in Identifiable intangible assets, consisting of $3.0 billion of IPR&D and $1.4 billion of developed technology rights with a useful life of six years, (ii) $1.0 billion of Goodwill, (iii) $672 million of inventories to be sold over approximately three years, (iv) $523 million of net deferred tax liabilities and (v) $331 million of assumed long-term debt that was paid in full in the fourth quarter of 2022. The allocation of the consideration transferred to the assets acquired and liabilities assumed has not yet been finalized.
Biohaven––On October 3, 2022, we acquired Biohaven, the maker of Nurtec ODT/Vydura (rimegepant), an innovative therapy approved for both acute treatment of migraine and prevention of episodic migraine in adults. The total fair value of the consideration transferred was $11.8 billion, which includes the fair value of Pfizer’s previous investment in Biohaven on the acquisition date of approximately $300 million. In connection with this business combination, we provisionally recorded: (i) $12.1 billion in Identifiable intangible assets, consisting of $11.6 billion of developed technology rights with a useful life of 11 years and $450 million of IPR&D, (ii) $828 million of Goodwill, (iii) $813 million of inventories to be sold over approximately two years, (iv) $398 million of trade accounts receivable, (v) $1.4 billion of assumed long-term debt that was paid in full in the fourth quarter of 2022, (vi) $550 million of net deferred tax liabilities and (vii) $526 million of Other current liabilities. The allocation of the consideration transferred to the assets acquired and liabilities assumed has not yet been finalized.
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
B. Divestitures
Divestiture of Early-Stage Rare Disease Gene Therapy Portfolio––On September 19, 2023, we completed an agreement with Alexion, under which Alexion purchased and licensed the assets of our early-stage rare disease gene therapy portfolio. This agreement is consistent with our previously announced strategy to pivot from viral capsid-based gene therapy approaches to

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

harnessing new platform technologies that we believe can have a transformative impact on patients, such as mRNA or in vivo gene editing. Under the terms of the agreement, Alexion will pay us total consideration of up to $1 billion, consisting of an upfront payment of $300 million paid at closing and future contingent milestone payments, plus tiered royalties based on annual net sales of the assets. In connection with the closing of the transaction, Pfizer recognized a $222 million pre-tax gain in Other (income)/deductions––net (see Note 4).
Discontinued operations––net of tax in the periods presented relate to post-close adjustments for previously divested businesses that were classified as discontinued operations. In the three and nine months ended October 1, 2023 and October 2, 2022, amounts recorded under interim agreements, including TSAs and MSAs, associated with these disposals were not material. Under agreements related to the 2020 spin-off and the combination of the Upjohn Business with Mylan to form Viatris, net amounts due to Viatris were $31 million as of October 1, 2023 and $94 million as of December 31, 2022. The cash flows associated with the agreements are included in Net cash provided by/(used in) operating activities. For information about the nature of these agreements, see Note 2B in our 2022 Form 10-K.
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
The carrying value of our investment in Haleon was $10.8 billion as of both October 1, 2023 and December 31, 2022, and is reported in Equity-method investments. The fair value of our investment in Haleon as of October 1, 2023, based on quoted market prices of Haleon stock, was $12.3 billion. Haleon/the Consumer Healthcare JV is a foreign investee whose reporting currency is the U.K. pound, and therefore we translate its financial statements into U.S. dollars and recognize the impact of foreign currency translation adjustments in the carrying value of our investment and in other comprehensive income. The value of our investment was effectively unchanged during the first nine months of 2023, primarily due to our share of Haleon’s earnings of $341 million, partially offset by $183 million in pre-tax foreign currency translation adjustments (see Note 6) and $154 million in dividends. We record our share of earnings from Haleon/the Consumer Healthcare JV on a quarterly basis on a one-quarter lag in Other (income)/deductions––net. Our total share of Haleon’s earnings generated in the second quarter of 2023, which we recorded in our operating results in the third quarter of 2023, was $122 million. Our total share of Haleon’s earnings generated in the fourth quarter of 2022 and first six months of 2023, which we recorded in our operating results in the first nine months of 2023, was $341 million. Our total share of the JV’s earnings generated in the second quarter of 2022, which we recorded in our operating results in the third quarter of 2022, was $67 million. Our total share of the JV’s earnings generated in the fourth quarter of 2021 and first six months of 2022, which we recorded in our operating results in the first nine months of 2022, was $402 million. In the third quarter and first nine months of 2022, our equity-method income included in Other (income)/deductions––net also included charges of $118 million and $119 million, respectively, primarily for adjustments to our equity-method basis differences related to the separation of Haleon/the Consumer Healthcare JV from GSK. The total amortization and adjustment of basis differences resulting from the excess of the initial fair value of our investment over the underlying equity in the carrying value of the net assets of Haleon/the Consumer Healthcare JV was not material to our results of operations in the third quarter and first nine months of 2023. See Note 4.

Summarized financial information for our equity-method investee, Haleon/the Consumer Healthcare JV, for the three and nine months ending June 30, 2023, the most recent period available, and for the three and nine months ending June 30, 2022, is as follows:

	Three Months Ended		Nine Months Ended
(MILLIONS)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net sales	$3,490	$3,218	$10,379	$10,164
Cost of sales	(1,323)	(1,196)	(4,211)	(3,830)
Gross profit	$2,167	$2,022	$6,168	$6,334
Income from continuing operations	403	226	1,133	1,303
Net income	403	226	1,133	1,303
Income attributable to shareholders	382	210	1,066	1,256

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

D. Research and Development Arrangement
Research and Development Funding Arrangement with Blackstone––In April 2023, we entered into an arrangement with Blackstone under which we will receive up to a total of $550 million in 2023 through 2026 to co-fund our quarterly development costs for specified treatments. As there is substantive transfer of risk to the financial partner, the development funding is recognized by us as an obligation to perform contractual services. We are recognizing the funding as a reduction of Research and development expenses using an attribution model over the period of the related expenses. The reduction to Research and development expenses for the third quarter and first nine months of 2023 was $43 million and $88 million, respectively. If successful, upon regulatory approval in the U.S. or certain major markets in the EU for the indications based on the applicable clinical trials, Blackstone will be eligible to receive approval-based fixed milestone payments of up to $468 million contingent upon the successful results of the clinical trials. Fixed milestone payments due upon approval will be recorded as intangible assets and amortized to Amortization of intangible assets over the shorter of the term of the agreement or estimated commercial life of the product. Following potential regulatory approval, Blackstone will be eligible to receive a combination of fixed milestone payments of up to $550 million in total based on achievement of certain levels of cumulative applicable net sales, as well as royalties based on a mid-to-high single digit percentage of the applicable net sales. Fixed sales-based milestone payments will be recorded as intangible assets and amortized to Amortization of intangible assets over the shorter of the term of the agreement or estimated commercial life of the product, and royalties on net sales will be recorded as Cost of sales when incurred.
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
From the start of this program in the fourth quarter of 2019 through October 1, 2023, we incurred costs of $3.9 billion, of which $1.5 billion ($1.1 billion of restructuring charges) is associated with Biopharma. We have incurred approximately 90% of total expected costs to date, and we expect the remaining costs to be substantially incurred through 2023.

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Key Activities

The following summarizes costs and credits for acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended		Nine Months Ended
(MILLIONS)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Restructuring charges/(credits):
Employee terminations	$16	$158	$77	$293
Asset impairments	40	17	45	44
Exit costs/(credits)	15	2	44	31
Restructuring charges/(credits)(a)	71	177	165	368
Transaction costs(b)	5	—	14	42
Integration/pre-integration costs and other(c)	78	22	198	170
Restructuring charges and certain acquisition-related costs	155	199	377	580
Net periodic benefit costs/(credits) recorded in Other (income)/deductions––net	—	—	(7)	(5)
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of operations, mainly in Cost of sales(d)	5	7	28	22
Implementation costs recorded in our condensed consolidated statements of operations as follows(e):
Cost of sales	16	14	43	40
Selling, informational and administrative expenses	71	136	196	344
Research and development expenses	29	—	59	—
Total implementation costs	116	150	298	384
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$276	$357	$696	$982
(a)Primarily represents cost-reduction initiatives. Restructuring charges/(credits) associated with Biopharma: charges of $1 million and credits of $22 million for the three and nine months ended October 1, 2023, respectively, and charges of $62 million and $108 million for the three and nine months ended October 2, 2022, respectively.
(b)Represents external costs for banking, legal, accounting and other similar services.
(c)Represents external, incremental costs directly related to integrating acquired businesses and our proposed acquisition of Seagen, such as expenditures for consulting and the integration of systems and processes, and certain other qualifying costs. In the nine months ended October 1, 2023, integration/pre-integration costs and other were mostly related to our acquisitions of Biohaven and GBT and our proposed acquisition of Seagen. In the nine months ended October 2, 2022, integration costs and other were mostly related to our acquisition of Arena, including $138 million in payments to Arena employees in the first quarter of 2022 for the fair value of previously unvested long-term incentive awards that was recognized as post-closing compensation expense.
(d)Represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.
(e)Represents external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following summarizes the components and changes in restructuring accruals:
(MILLIONS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2022(a)	$1,196	$—	$8	$1,204
Provision/(credit)	77	45	44	165
Utilization and other(b)	(700)	(45)	(39)	(784)
Balance, October 1, 2023(c)	$573	$—	$12	$585
(a)Included in Other current liabilities ($991 million) and Other noncurrent liabilities ($213 million).
(b)Other activity includes adjustments for foreign currency translation that are not material.
(c)Included in Other current liabilities ($447 million) and Other noncurrent liabilities ($137 million).

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Other (Income)/Deductions—Net

Components of Other (income)/deductions––net include:
	Three Months Ended		Nine Months Ended
(MILLIONS)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Interest income	$(523)	$(70)	$(1,015)	$(114)
Interest expense	695	311	1,521	925
Net interest expense(a)	173	240	505	811
Royalty-related income	(260)	(239)	(737)	(628)
Net (gains)/losses on asset disposals	—	7	(2)	6
Net (gains)/losses recognized during the period on equity securities(b)	393	112	709	1,353
Income from collaborations, out-licensing arrangements and sales of compound/product rights	(10)	(4)	(84)	(17)
Net periodic benefit costs/(credits) other than service costs	(92)	(306)	(260)	(294)
Certain legal matters, net(c)	71	77	246	175
Certain asset impairments(d)	—	200	264	200
Haleon/Consumer Healthcare JV equity method (income)/loss(e)	(131)	51	(354)	(283)
Other, net(f)	(222)	(198)	(643)	(260)
Other (income)/deductions––net	$(79)	$(59)	$(356)	$1,063
(a)The decrease in net interest expense in the third quarter and first nine months of 2023 reflects higher interest expense driven by our $31 billion aggregate principal amount of senior unsecured notes issued in May 2023 as part of the financing for our proposed acquisition of Seagen, which was more than offset by higher interest income on the investment of the net proceeds from the debt issuance.
(b)The net losses in the third quarter of 2023 include, among other things, unrealized losses of $312 million related to our investments in Cerevel Therapeutics Holdings, Inc. (Cerevel) and Allogene Therapeutics, Inc (Allogene). The net losses in the first nine months of 2023 include, among other things, unrealized losses of $606 million related to our investments in BioNTech, Cerevel and Allogene. The net losses in the first nine months of 2022 included, among other things, unrealized losses of $974 million related to our investments in BioNTech, Cerevel and Arvinas.
(c)The third quarter of 2023 includes legal obligations related to pre-acquisition matters and certain product liability expenses related to products discontinued and/or divested by Pfizer. The first nine months of 2023 primarily includes certain product liability and other legal expenses related to products discontinued and/or divested by Pfizer and legal obligations related to pre-acquisition matters. The third quarter and first nine months of 2022 primarily included certain product liability and other legal expenses related to products discontinued and/or divested by Pfizer.
(d)The first nine months of 2023 primarily represents intangible asset impairment charges, including $128 million associated with Other business activities, related to IPR&D and developed technology rights for acquired software assets and reflects unfavorable pivotal trial results and updated commercial forecasts, and $120 million associated with our Biopharma segment resulting from the discontinuation of a study related to an out-licensed IPR&D asset for the treatment of prostate cancer, acquired in our Array BioPharma Inc. (Array) acquisition. The third quarter and first nine months of 2022 represented an intangible asset impairment charge associated with our Biopharma segment, representing an IPR&D asset for the unapproved indication of symptomatic dilated cardiomyopathy due to a mutation of the gene encoding the lamin A/C protein, acquired in our Array acquisition, and was a result of the Phase 3 trial reaching futility at a pre-planned interim analysis.
(e)See Note 2C.
(f)The third quarter and first nine months of 2023 includes, among other things, a $222 million gain on the divestiture of our early-stage rare disease gene therapy portfolio to Alexion. The first nine months of 2023 also includes, among other things, dividend income of $213 million from our investment in ViiV and $211 million from our investment in Nimbus resulting from Takeda Pharmaceutical Company Limited’s acquisition of Nimbus’s oral, selective allosteric tyrosine kinase 2 (TYK2) inhibitor program subsidiary.

Additional information about the intangible assets that were impaired during 2023 follows:
					Nine Months Ended
	Fair Value(a)				October 1, 2023
(MILLIONS)	Amount	Level 1	Level 2	Level 3	Impairment
Intangible assets––Licensing agreements and other(b)	$—	$—	$—	$—	$120
Intangible assets––IPR&D(b)	—	—	—	—	94
Intangible assets––Developed technology rights(b)	—	—	—	—	34
Total	$—	$—	$—	$—	$248
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

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the product; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.
Note 5. Tax Matters
A. Taxes on Income/(Loss) from Continuing Operations
Our effective tax rate for continuing operations was 28.8% for the third quarter of 2023, compared to 4.0% for the third quarter of 2022, and was (6.2)% for the first nine months of 2023, compared to 10.5% for the first nine months of 2022. The positive effective tax rate for the third quarter of 2023 reflects a tax benefit on a pre-tax loss primarily resulting from changes in forecast and jurisdictional mix of earnings. The tax benefit for the third quarter of 2023 and the negative effective tax rate for the first nine months of 2023, compared to the tax provisions for the third quarter and first nine months of 2022, were primarily due to changes in forecast and jurisdictional mix of earnings. The tax provisions for the third quarter and first nine months of 2022 also included tax benefits related to global income tax resolutions in multiple tax jurisdictions spanning multiple tax years that included the closing of U.S. Internal Revenue Service audits covering five tax years.
We elected, with the filing of our 2018 U.S. Federal Consolidated Income Tax Return, to pay our initial estimated $15 billion repatriation tax liability on accumulated post-1986 foreign earnings over eight years through 2026. The fifth annual installment of this liability was paid by its April 18, 2023 due date. The sixth annual installment is due April 15, 2024 and is reported in current Income taxes payable as of October 1, 2023. The remaining liability is reported in noncurrent Other taxes payable. Our obligations may vary as a result of changes in our uncertain tax positions and/or availability of attributes such as foreign tax and other credit carryforwards.
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
See Note 5D in our 2022 Form 10-K.
C. Tax Provision/(Benefit) on Other Comprehensive Income/(Loss)

Components of Tax provision/(benefit) on other comprehensive income/(loss) include:
	Three Months Ended		Nine Months Ended
(MILLIONS)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Foreign currency translation adjustments, net(a)	$(28)	$20	$(33)	$(165)
Unrealized holding gains/(losses) on derivative financial instruments, net	80	47	108	177
Reclassification adjustments for (gains)/losses included in net income/(loss)	(5)	(72)	(16)	(97)
	75	(25)	91	80
Unrealized holding gains/(losses) on available-for-sale securities, net	(10)	(97)	4	(175)
Reclassification adjustments for (gains)/losses included in net income/(loss)	6	76	(55)	137
	(4)	(21)	(51)	(38)
Reclassification adjustments related to amortization of prior service costs and other, net	(7)	(7)	(21)	(23)
Reclassification adjustments related to curtailments of prior service costs and other, net	(1)	—	(3)	(3)
	(7)	(8)	(24)	(26)
Tax provision/(benefit) on other comprehensive income/(loss)	$36	$(33)	$(17)	$(149)
(a)Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that we intend to hold indefinitely.

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following summarizes the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS)	Foreign Currency Translation Adjustments(a)	Derivative Financial Instruments	Available-For-Sale Securities	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2022	$(8,360)	$(412)	$220	$248	$(8,304)
Other comprehensive income/(loss)(b)	274	501	(360)	(78)	338
Balance, October 1, 2023	$(8,086)	$89	$(140)	$170	$(7,966)
(a)Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests.
(b)Foreign currency translation adjustments include net losses related to our equity-method investment in Haleon (see Note 2C) and the impact of our net investment hedging program.

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments
A. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis and Fair Value Hierarchy, using a Market Approach:

	October 1, 2023			December 31, 2022
(MILLIONS)	Total	Level 1	Level 2	Total	Level 1	Level 2
Financial assets:
Short-term investments
Equity securities with readily determinable fair values:
Money market funds	$13,193	$—	$13,193	$1,588	$—	$1,588

Available-for-sale debt securities:
Government and agency—non-U.S.	18,236	—	18,236	15,915	—	15,915
Government and agency—U.S.	5,832	—	5,832	1,313	—	1,313
Corporate and other	2,179	—	2,179	1,514	—	1,514
	26,247	—	26,247	18,743	—	18,743
Total short-term investments	39,440	—	39,440	20,331	—	20,331
Other current assets
Derivative assets:
Interest rate contracts	1	—	1	—	—	—
Foreign exchange contracts	712	—	712	714	—	714
Total other current assets	713	—	713	714	—	714
Long-term investments
Equity securities with readily determinable fair values(a)	2,118	2,112	6	2,836	2,823	13

Available-for-sale debt securities:
Government and agency—non-U.S.	138	—	138	280	—	280
Corporate and other	73	—	73	72	—	72
	211	—	211	352	—	352
Total long-term investments	2,329	2,112	217	3,188	2,823	365
Other noncurrent assets
Derivative assets:
Interest rate contracts	1	—	1	—	—	—
Foreign exchange contracts	413	—	413	364	—	364
Total derivative assets	414	—	414	364	—	364
Insurance contracts(b)	718	—	718	665	—	665
Total other noncurrent assets	1,132	—	1,132	1,028	—	1,028
Total assets	$43,613	$2,112	$41,501	$25,261	$2,823	$22,439

Financial liabilities:
Other current liabilities
Derivative liabilities:
Interest rate contracts	$4	$—	$4	$10	$—	$10
Foreign exchange contracts	193	—	193	694	—	694
Total other current liabilities	197	—	197	704	—	704
Other noncurrent liabilities
Derivative liabilities:
Interest rate contracts	533	—	533	321	—	321
Foreign exchange contracts	738	—	738	864	—	864
Total other noncurrent liabilities	1,270	—	1,270	1,185	—	1,185
Total liabilities	$1,468	$—	$1,468	$1,889	$—	$1,889
(a)Long-term equity securities of $127 million as of October 1, 2023 and $143 million as of December 31, 2022 were held in restricted trusts for U.S. non-qualified employee benefit plans.
(b)Includes life insurance policies held in restricted trusts for U.S. non-qualified employee benefit plans. The underlying invested assets in these contracts are marketable securities, which are carried at fair value, with changes in fair value recognized in Other (income)/deductions—net (see Note 4).
Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis––The carrying value of Long-term debt, excluding the current portion, was $61 billion as of October 1, 2023 and $33 billion as of December 31, 2022. The estimated fair value of such debt, using a market approach and Level 2 inputs, was $57 billion as of October 1, 2023 and $30 billion as of December 31, 2022.

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities, long-term receivables and short-term borrowings not measured at fair value on a recurring basis were not significant as of October 1, 2023 and December 31, 2022. The fair value measurements of our held-to-maturity debt securities and short-term borrowings are based on Level 2 inputs. The fair value measurements of our long-term receivables and private equity securities are based on Level 3 inputs.
B. Investments
Total Short-Term, Long-Term and Equity-Method Investments

The following summarizes our investments by classification type:
(MILLIONS)	October 1, 2023	December 31, 2022
Short-term investments
Equity securities with readily determinable fair values(a)	$13,193	$1,588
Available-for-sale debt securities	26,247	18,743
Held-to-maturity debt securities	1,593	1,985
Total Short-term investments	$41,033	$22,316

Long-term investments
Equity securities with readily determinable fair values(b)	$2,118	$2,836
Available-for-sale debt securities	211	352
Held-to-maturity debt securities	50	48
Private equity securities at cost(b)	834	800
Total Long-term investments	$3,214	$4,036
Equity-method investments	11,025	11,033
Total long-term investments and equity-method investments	$14,239	$15,069
Held-to-maturity cash equivalents	$384	$679
(a)Represent money market funds primarily invested in U.S. Treasury and government debt.
(b)Represent investments in the life sciences sector.
Debt Securities

Our investment portfolio consists of investment-grade debt securities issued across diverse governments, corporate and financial institutions:
	October 1, 2023							December 31, 2022
		Gross Unrealized			Contractual or Estimated Maturities (in Years)				Gross Unrealized
(MILLIONS)	Amortized Cost	Gains	Losses	Fair Value	Within 1	Over 1 to 5	Over 5	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Government and agency––non-U.S.	$18,528	$16	$(170)	$18,374	$18,236	$138	$—	$15,946	$297	$(48)	$16,195
Government and agency––U.S.	5,833	—	(1)	5,832	5,832	—	—	1,313	—	—	1,313
Corporate and other	2,257	—	(6)	2,252	2,179	73	—	1,584	7	(4)	1,586
Held-to-maturity debt securities
Time deposits and other	944	—	—	944	898	35	11	1,171	—	—	1,171
Government and agency––non-U.S.	1,084	—	—	1,084	1,080	3	1	1,542	—	—	1,542
Total debt securities	$28,646	$16	$(176)	$28,486	$28,225	$249	$12	$21,556	$304	$(53)	$21,807
Any expected credit losses to these portfolios would be immaterial to our financial statements.

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Equity Securities

The following presents the calculation of the portion of unrealized (gains)/losses that relates to equity securities, excluding equity-method investments, held at the reporting date:
	Three Months Ended		Nine Months Ended
(MILLIONS)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net (gains)/losses recognized during the period on equity securities(a)	$393	$112	$709	$1,353
Less: Net (gains)/losses recognized during the period on equity securities sold during the period	(1)	(5)	(48)	(84)
Net unrealized (gains)/losses during the reporting period on equity securities still held at the reporting date(b)	$394	$116	$757	$1,436
(a)Reported in Other (income)/deductions––net. See Note 4.
(b)Included in net unrealized (gains)/losses are observable price changes on equity securities without readily determinable fair values. As of October 1, 2023, there were cumulative impairments and downward adjustments of $188 million and upward adjustments of $213 million. Impairments, downward and upward adjustments were not significant in the third quarters and first nine months of 2023 and 2022.
C. Short-Term Borrowings

Short-term borrowings include:
(MILLIONS)	October 1, 2023	December 31, 2022
Current portion of long-term debt, principal amount	$2,250	$2,550
Other short-term borrowings, principal amount(a)	288	385
Total short-term borrowings, principal amount	2,538	2,935
Net fair value adjustments	10	10
Total Short-term borrowings, including current portion of long-term debt, carried at historical proceeds, as adjusted	$2,548	$2,945
(a)Primarily includes cash collateral. See Note 7F.
D. Long-Term Debt
Issuance

In May 2023, we issued, through our wholly-owned finance subsidiary, PIE, the following senior unsecured notes as part of the financing for our proposed acquisition of Seagen(a), (b):
(MILLIONS)		Principal
Interest Rate	Maturity Date	October 1, 2023
4.65%(c)	May 19, 2025	$3,000
4.45%(c)	May 19, 2026	3,000
4.45%(c)	May 19, 2028	4,000
4.65%(c)	May 19, 2030	3,000
4.75%	May 19, 2033	5,000
5.11%(c)	May 19, 2043	3,000
5.30%	May 19, 2053	6,000
5.34%(c)	May 19, 2063	4,000
Total long-term debt issued in the second quarter of 2023(d)		$31,000
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

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following outlines our senior unsecured long-term debt* and the weighted-average stated interest rate by maturity:
(MILLIONS)	October 1, 2023	December 31, 2022
Notes due 2024 (3.9% for 2022)(a)	$—	$2,250
Notes due 2025 (3.9% for 2023 and 0.8% for 2022)	3,750	750
Notes due 2026 (3.7% for 2023 and 2.9% for 2022)	6,000	3,000
Notes due 2027 (2.2% for 2023 and 2.1% for 2022)	995	1,000
Notes due 2028 (4.6% for 2023 and 4.8% for 2022)	5,660	1,660
Notes due 2029 (3.5% for 2023 and 2022)	1,750	1,750
Notes due 2030-2034 (4.1% for 2023 and 2.9% for 2022)	12,000	4,000
Notes due 2035-2039 (5.8% for 2023 and 2022)	8,026	8,017
Notes due 2040-2044 (4.1% for 2023 and 3.6% for 2022)	7,931	4,903
Notes due 2045-2049 (4.1% for 2023 and 2022)	3,500	3,500
Notes due 2050-2063 (5.0% for 2023 and 2.7% for 2022)	11,250	1,250
Total long-term debt, principal amount	$60,862	$32,080
Net fair value adjustments related to hedging and purchase accounting	677	959
Net unamortized discounts, premiums and debt issuance costs	(491)	(175)
Other long-term debt	—	20
Total long-term debt, carried at historical proceeds, as adjusted	$61,048	$32,884
Current portion of long-term debt, carried at historical proceeds, as adjusted (not included above (3.9% for 2023 and 3.7% for 2022))	$2,260	$2,560
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
The derivative financial instruments primarily hedge or offset exposures in the euro, U.K. pound, Japanese yen, Canadian dollar and Chinese renminbi, and include a portion of our forecasted foreign exchange-denominated intercompany inventory sales hedged up to two years. We may seek to protect against possible declines in the reported net investments of our foreign business entities.
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

The following summarizes the fair value of the derivative financial instruments and notional amounts:
	October 1, 2023			December 31, 2022
		Fair Value			Fair Value
(MILLIONS)	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$27,979	$960	$781	$26,603	$838	$1,196
Interest rate contracts	6,250	2	537	2,250	—	331
		962	1,319		838	1,527
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$17,428	165	149	$29,814	240	362
Total		$1,127	$1,468		$1,078	$1,889
(a)The notional amount of outstanding foreign exchange contracts hedging our intercompany forecasted inventory sales was $4.7 billion as of October 1, 2023 and $4.4 billion as of December 31, 2022.

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk exposures:
	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Three Months Ended
(MILLIONS)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign exchange contracts(b)	$—	$—	$359	$528	$20	$558
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	49	61	46	57
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	(213)	(124)	—	—	—	—
Hedged item	195	124	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	297	680	—	—
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	5	78	35	32
Non-Derivative Financial Instruments in Net Investment Hedge Relationships(d):
Foreign currency long-term debt	—	—	22	49	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	57	(420)	—	—	—	—
	$39	$(420)	$733	$1,396	$102	$647

	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Nine Months Ended
(MILLIONS)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Interest rate contracts	$—	$—	$68	$—	$—	$—
Foreign exchange contracts(b)	—	—	312	1,339	(210)	872
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	139	105	136	100
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	(210)	(346)	—	—	—	—
Hedged item	192	346	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	14	1,613	—	—
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	81	63	102	95
Non-Derivative Financial Instruments in Net Investment Hedge Relationships(d):
Foreign currency short-term borrowings	—	—	—	26	—	—
Foreign currency long-term debt	—	—	5	119	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	173	(832)	—	—	—	—
	$155	$(832)	$620	$3,264	$29	$1,068
(a)OID = Other (income)/deductions—net, included in Other (income)/deductions—net in the condensed consolidated statements of operations. COS = Cost of Sales, included in Cost of sales in the condensed consolidated statements of operations. OCI = Other comprehensive income/(loss), included in the condensed consolidated statements of comprehensive income/(loss).

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b)The amounts reclassified from OCI into COS were:
•a net gain of $49 million in the third quarter of 2023;
•a net gain of $195 million in the first nine months of 2023;
•a net gain of $125 million in the third quarter of 2022; and
•a net gain of $227 million in the first nine months of 2022.
The remaining amounts were reclassified from OCI into OID. Based on quarter-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax gain of $302 million within the next 12 months into income. The maximum length of time over which we are hedging our exposure to the variability in future foreign exchange cash flows is approximately 20 years and relates to foreign currency debt.
(c)The amounts reclassified from OCI were reclassified into OID.
(d)Short-term borrowings and long-term debt include foreign currency borrowings, which are used in net investment hedges. The related long-term debt carrying values as of October 1, 2023 and December 31, 2022 were $790 million and $795 million, respectively.

The following summarizes cumulative basis adjustments to our debt in fair value hedges:
	October 1, 2023			December 31, 2022
		Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount			Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount
(MILLIONS)	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships
Short-term borrowings, including current portion of long-term debt	$—	$—	$8	$—	$—	$10
Long-term debt	$6,709	$(513)	$973	$2,235	$(321)	$1,042
(a)Carrying amounts exclude the cumulative amount of fair value hedging adjustments.
F. Credit Risk
A significant portion of our trade accounts receivable balances are due from wholesalers and governments. For additional information on our trade accounts receivables with significant customers, see Note 13C below and Note 17C in our 2022 Form 10-K.
As of October 1, 2023, the largest investment exposures in our portfolio consisted primarily of money market funds mainly invested in U.S. Treasury and government debt, as well as sovereign debt instruments issued by the U.S., Germany, Canada, France, the U.K., and Japan.
With respect to our derivative financial instrument agreements with financial institutions, we do not expect to incur a significant loss from failure of any counterparty. Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements with credit-support annexes that contain zero threshold provisions requiring collateral to be exchanged daily depending on levels of exposure. As a result, there are no significant concentrations of credit risk with any individual financial institution. As of October 1, 2023, the aggregate fair value of these derivative financial instruments that are in a net payable position was $941 million, for which we have posted collateral of $1.0 billion with a corresponding amount reported in Short-term investments. As of October 1, 2023, the aggregate fair value of our derivative financial instruments that are in a net receivable position was $333 million, for which we have received collateral of $256 million with a corresponding amount reported in Short-term borrowings, including current portion of long-term debt.
Note 8. Other Financial Information
A. Inventories

The following summarizes the components of Inventories:
(MILLIONS)	October 1, 2023	December 31, 2022
Finished goods	$2,892	$2,603
Work-in-process	6,515	5,519
Raw materials and supplies	797	859
Inventories(a)	$10,204	$8,981
Noncurrent inventories not included above(b)	$1,416	$5,827
(a)The increase from December 31, 2022 of $1.2 billion reflects higher inventory levels for certain products due to supply recovery, new product launches and changes in net market demand, partially offset by $0.7 billion in inventory write-offs for Paxlovid and Comirnaty.
(b)Included in Other noncurrent assets. The decrease from December 31, 2022 of $4.4 billion is primarily driven by inventory write-offs for Paxlovid of $4.2 billion and, to a lesser extent, inventory write-offs for Comirnaty of $0.7 billion, partially offset by increases due to inventory build. The charges and

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

corresponding inventory write-offs were based on our analysis of Paxlovid and Comirnaty inventory levels as of October 1, 2023 in relation to our commercial outlook for both products. Based on our current estimates and assumptions, there are no recoverability issues for the remaining amounts.
B. Other Current Liabilities
Other current liabilities includes, among other things, amounts payable to BioNTech for the gross profit split for Comirnaty, which totaled $533 million as of October 1, 2023 and $5.2 billion as of December 31, 2022.
C. Supplier Finance Program Obligation
We maintain voluntary supply chain finance agreements with several participating financial institutions. Under these agreements, participating suppliers may voluntarily elect to sell their accounts receivable with Pfizer to these financial institutions. Our suppliers negotiate their financing agreements directly with the respective financial institutions and we are not a party to these agreements. We have no economic interest in our suppliers’ decision to participate and we pay the financial institutions the stated amount of confirmed invoices on the original maturity dates, which is generally within 90 to 120 days of the invoice date. The agreements with the financial institutions do not require Pfizer to provide assets pledged as security or other forms of guarantees for the supplier finance program. All outstanding amounts related to suppliers participating in such financing arrangements are recorded within trade payables in our consolidated balance sheet. As of October 1, 2023 and December 31, 2022, respectively, $781 million and $849 million of our trade payables to suppliers who participate in these financing arrangements were outstanding.
Note 9. Identifiable Intangible Assets
A. Identifiable Intangible Assets

The following summarizes the components of Identifiable intangible assets:
	October 1, 2023			December 31, 2022
(MILLIONS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights(a)	$86,001	$(59,146)	$26,855	$85,604	$(56,307)	$29,297
Brands	922	(869)	53	922	(844)	78
Licensing agreements and other	2,368	(1,446)	922	2,237	(1,397)	841
	89,290	(61,461)	27,830	88,763	(58,548)	30,215
Indefinite-lived intangible assets
Brands	827		827	827		827
IPR&D(b)	10,803		10,803	11,357		11,357
Licensing agreements and other	764		764	971		971
	12,394		12,394	13,155		13,155
Identifiable intangible assets(c)	$101,684	$(61,461)	$40,224	$101,919	$(58,548)	$43,370
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
(c)The decrease is primarily due to amortization expense of $3.5 billion and impairments of $248 million (see Note 4), partially offset by additions of $681 million mostly related to milestone payments for the approvals in the U.S. for Zavzpret nasal spray and Ngenla.

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Pension and Postretirement Benefit Plans

The following summarizes the components of net periodic benefit cost/(credit):
	Pension Plans
	U.S.		International		Postretirement Plans
	Three Months Ended
(MILLIONS)	Oct. 1, 2023	Oct. 2, 2022	Oct. 1, 2023	Oct. 2, 2022	Oct. 1, 2023	Oct. 2, 2022
Service cost	$—	$—	$21	$29	$3	$7
Interest cost	147	151	73	38	5	7
Expected return on plan assets	(194)	(195)	(77)	(72)	(11)	(12)
Amortization of prior service cost/(credit)	—	—	—	—	(29)	(31)
Actuarial (gains)/losses(a)	(11)	(193)	—	—	—	—
Curtailments	—	—	—	—	—	(1)
Special termination benefits	—	1	—	—	—	—
Net periodic benefit cost/(credit) reported in income	$(58)	$(235)	$17	$(6)	$(32)	$(30)

	Pension Plans
	U.S.		International		Postretirement Plans
	Nine Months Ended
(MILLIONS)	Oct. 1, 2023	Oct. 2, 2022	Oct. 1, 2023	Oct. 2, 2022	Oct. 1, 2023	Oct. 2, 2022
Service cost	$—	$—	$65	$89	$9	$22
Interest cost	442	387	216	121	16	21
Expected return on plan assets	(583)	(685)	(229)	(229)	(33)	(35)
Amortization of prior service cost/(credit)	1	1	—	(1)	(90)	(99)
Actuarial (gains)/losses(a)	4	231	3	—	—	—
Curtailments	—	—	(1)	—	(12)	(14)
Special termination benefits	6	8	—	—	—	1
Net periodic benefit cost/(credit) reported in income	$(131)	$(57)	$53	$(20)	$(109)	$(106)
(a)The third quarter of 2022 mainly reflected interim actuarial remeasurement gains, primarily driven by an increase in the discount rate, partially offset by unfavorable plan asset performance. The first nine months of 2022 mainly reflected interim actuarial remeasurement losses, primarily driven by unfavorable plan asset performance, partially offset by gains due to an increase in the discount rate.
The components of net periodic benefit cost/(credit) other than the service cost component are primarily included in Other (income)/deductions––net (see Note 4).
For the nine months ended October 1, 2023, we contributed $125 million, $128 million, and $28 million to our U.S. Pension Plans, International Pension Plans, and Postretirement Plans, respectively, from our general assets, which include direct employer benefit payments.

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Earnings/(Loss) Per Common Share Attributable to Pfizer Inc. Common Shareholders

The following presents the detailed calculation of EPS/(LPS):
	Three Months Ended		Nine Months Ended
(MILLIONS)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
EPS/(LPS) Numerator
Income/(loss) from continuing operations attributable to Pfizer Inc. common shareholders	$(2,394)	$8,630	$5,477	$26,373
Discontinued operations––net of tax	12	(21)	11	4
Net income/(loss) attributable to Pfizer Inc. common shareholders	$(2,382)	$8,608	$5,488	$26,378
EPS/(LPS) Denominator
Weighted-average common shares outstanding––Basic	5,646	5,607	5,642	5,606
Common-share equivalents(a)	—	111	72	124
Weighted-average common shares outstanding––Diluted	5,646	5,718	5,714	5,729
Anti-dilutive common stock equivalents(b)	58	3	2	1
(a)For the three months ended October 1, 2023, due to the net loss attributable to Pfizer Inc. common shareholders, weighted average common-share equivalents of 56 million shares were not included in the computation of diluted LPS because their inclusion would have had an anti-dilutive effect.
(b)These common stock equivalents were outstanding for the periods presented, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.
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

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
A1. Legal Proceedings––Patent Litigation
We are involved in suits relating to our patents (or those of our collaboration/licensing partners to which we have licenses or co-promotion rights), including but not limited to, those discussed below. We face claims by generic drug manufacturers that patents covering our products (or those of our collaboration/licensing partners to which we have licenses or co-promotion rights and to which we may or may not be a party), processes or dosage forms are invalid and/or do not cover the product of the generic drug manufacturer. Also, counterclaims, as well as various independent actions, have been filed alleging that our assertions of, or attempts to enforce, patent rights with respect to certain products constitute unfair competition and/or violations of antitrust laws. In addition to the challenges to the U.S. patents that are discussed below, patent rights to certain of our products or those of our collaboration/licensing partners are being challenged in various other jurisdictions. Some of our collaboration or licensing partners face challenges to the validity of their patent rights in non-U.S. jurisdictions. For example, in April 2022, the U.K. High Court issued a judgment finding invalid a BMS patent related to Eliquis due to expire in 2026. In May 2023, the Court of Appeal dismissed BMS’s appeal and in October 2023, the Supreme Court refused BMS’s permission to appeal. Additional challenges are pending in other jurisdictions. Also, in July 2022, CureVac AG (CureVac) brought a patent infringement action against BioNTech and certain of its subsidiaries in the German Regional Court alleging that Comirnaty infringes certain German utility model patents and certain expired and unexpired European patents. Additional challenges involving Comirnaty patents may be filed against us and/or BioNTech in other jurisdictions in the future. Adverse decisions in these matters could have a material adverse effect on our results of operations. We are also party to patent damages suits in various jurisdictions pursuant to which generic drug manufacturers, payers, governments or other parties are seeking damages from us for allegedly causing delay of generic entry.
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
In June 2023, we brought a patent infringement action against Aurobindo Pharma Limited and Aurobindo Pharma USA, Inc. (collectively, Aurobindo) asserting the infringement and validity of our basic compound patent, in connection with Aurobindo’s ANDA seeking approval to market a generic version of tofacitinib 11 mg extended release tablets. Also in June 2023, we brought a patent infringement action against Sun Pharmaceutical Industries Limited and Sun Pharmaceutical Industries, Inc. (collectively, Sun) asserting the infringement and validity of our basic compound patent, in connection with Sun’s ANDA seeking approval to market a generic version of tofacitinib 5 mg and 10 mg immediate release tablets. In June 2023, we also brought a patent infringement action against Annora Pharma Private Limited (Annora) and Hetero USA, Inc. (Hetero) asserting the infringement and validity of our basic compound patent, in connection with Annora’s ANDA seeking approval to market a generic version of tofacitinib 1 mg/mL oral solution. In August 2023, we reached settlement agreements with each of Sun and Annora on terms not material to the Company.
Ibrance (palbociclib)
Beginning in January 2021, several generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of Ibrance tablets. We have settled with one of these generic companies on terms not material to us, and have dismissed the patent infringement actions against all other generic companies except for the action against Synthon Pharmaceuticals Inc. and its affiliated entities, in which we have asserted the infringement and validity of the composition of matter patent, expiring in 2027.
Eucrisa
Beginning in September 2021, several generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of Eucrisa. The companies assert the invalidity and non-infringement of a composition of matter patent expiring in 2026, two method of use patents expiring in 2027, and one other method of use patent expiring in 2030. In September 2021, we brought patent infringement actions against the generic filers in the U.S. District Court for the District of Delaware, asserting the validity and infringement of the patents challenged by the generic companies. In July 2023, we reached a settlement agreement with one generic company on terms not material to the Company and in July and August 2023, we reached settlement agreements with the remaining generic companies on terms not material to the Company.
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
Vyndaqel-Vyndamax (tafamidis/tafamidis meglumine)
Beginning in June 2023, several generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of tafamidis capsules (61 mg) or tafamidis meglumine capsules (20 mg), challenging some or all of the patents listed in the FDA’s Orange Book for Vyndamax (tafamidis) and Vyndaqel (tafamidis meglumine). Scripps Research Institute (Scripps) owns the composition of matter patent and the method of treatment patents covering the products, and Pfizer is the exclusive licensee. Pfizer separately owns the crystalline form patent. Beginning in August 2023, we and Scripps brought

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

patent infringement actions against the generic filers in the U.S. District Court for the District of Delaware, asserting the validity and infringement of the patents in suit. Pfizer is the sole plaintiff in actions that assert only the infringement and validity of the crystalline form patent.
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
In August 2022, ModernaTX filed a patent infringement action in Germany against Pfizer and certain subsidiary companies, as well as BioNTech and certain subsidiary companies, alleging that Comirnaty infringes two European patents. In September 2022, ModernaTX filed patent infringement actions in the U.K. and in the Netherlands against Pfizer and certain subsidiary companies, as well as BioNTech and certain subsidiary companies, on the same two European patents. In its complaints, ModernaTX stated that it is seeking damages for alleged infringement occurring after March 7, 2022. In the U.K., Pfizer and BioNTech have brought an action against ModernaTX seeking to revoke these two European patents, which was consolidated with the September 2022 action filed by ModernaTX. In November 2023, one of the European patents was revoked by the European Patent Office. ModernaTX has filed additional patent infringement actions against Pfizer and BioNTech in certain other ex-U.S. jurisdictions.
In April 2023, Arbutus Biopharma Corporation (Arbutus) and Genevant Sciences GmbH (Genevant) filed a complaint in the U.S. District Court for the District of New Jersey against Pfizer and BioNTech alleging that Comirnaty and its manufacture infringe five U.S. patents, and seeking unspecified monetary damages.
In June 2023, Promosome LLC filed a complaint in the U.S. District Court for the Southern District of California against Pfizer and BioNTech alleging that Comirnaty and its manufacture infringe a U.S. patent and seeking unspecified monetary damages. In October 2023, Promosome LLC dismissed the action with prejudice and the action was dismissed by the Court.
Paxlovid
In June 2022, Enanta Pharmaceuticals, Inc. filed a complaint in the U.S. District Court for the District of Massachusetts against Pfizer alleging that the active ingredient in Paxlovid, nirmatrelvir, infringes a U.S. patent issued in June 2022, and seeking unspecified monetary damages.
Abrysvo
In August 2023, GlaxoSmithKline Biologics SA and GlaxoSmithKline LLC filed a complaint in the U.S. District Court for the District of Delaware against Pfizer alleging that the active ingredient in Abrysvo infringes four U.S. patents. The complaint seeks unspecified monetary damages and a permanent injunction against sales of Abrysvo for use in adults over 60 years of age. In addition, we have challenged certain of GSK’s RSV vaccine patents in certain ex-U.S. jurisdictions, including the U.K., the Netherlands and Belgium, and GSK has asserted that Abrysvo infringes these patents.
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

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Xtandi (enzalutamide)
In July 2022, Medivation LLC and Medivation Prostate Therapeutics LLC (wholly owned subsidiaries of Pfizer); Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.; and The Regents of the University of California filed a patent-infringement suit in the U.S. District Court for the District of New Jersey against Zydus Pharmaceuticals (USA) Inc. and Zydus Lifesciences Limited (collectively, Zydus). In April 2023, the case against Zydus was dismissed without prejudice. In December 2022, the same entities filed a patent-infringement suit in the U.S. District Court for the District of New Jersey against Sun in connection with those companies’ respective ANDAs seeking approval to market generic versions of enzalutamide. In October 2023, the case against Sun was settled on terms not material to Pfizer. The generic manufacturers challenged the composition of matter patent, which expires in 2027, covering enzalutamide and pharmaceutical compositions thereof, for treating prostate cancer.
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
EpiPen (Direct Purchaser)
In February 2020, a lawsuit was filed in the U.S. District Court for the District of Kansas against Pfizer, its current and former affiliates King and Meridian, and various Mylan entities, on behalf of a purported U.S. nationwide class of direct purchaser plaintiffs who purchased EpiPen devices directly from the defendants. Plaintiffs in this action generally allege that Pfizer and Mylan conspired to delay market entry of generic EpiPen through the settlement of patent litigation regarding EpiPen, and thereby delayed market entry of generic EpiPen in violation of federal antitrust law. Plaintiffs seek treble damages for alleged overcharges for EpiPen since 2011. In July 2021, the District Court granted defendants’ motion to dismiss the direct purchaser complaint, without prejudice. In September 2021, plaintiffs filed an amended complaint. In August 2022, the District Court granted Pfizer’s motion to dismiss the complaint, and plaintiffs appealed to the U.S. Court of Appeals for the Tenth Circuit. In October 2023, the parties reached an agreement to settle the litigation on terms not material to Pfizer. The settlement is subject to court approval.
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
In February 2020, the federal actions were transferred for coordinated pre-trial proceedings to a MDL in the U.S. District Court for the Southern District of Florida (the Federal MDL Court). Plaintiffs in the MDL filed against Pfizer and many other defendants a master personal injury complaint, a consolidated consumer class action complaint alleging, among other things, claims under consumer protection statutes of all 50 states, and a medical monitoring complaint seeking to certify medical monitoring classes under the laws of 13 states. In December 2022, the Federal MDL Court granted defendants’ Daubert

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

motions to exclude plaintiffs’ expert testimony and motion for summary judgment on general causation, which has resulted in the dismissal of all complaints in the litigation. Plaintiffs have appealed the Federal MDL Court’s rulings.
In addition, (i) Pfizer has received service of Canadian class action complaints naming Pfizer and other defendants, and seeking compensatory and punitive damages for personal injury and economic loss, allegedly arising from the defendants’ sale of Zantac in Canada; and (ii) the State of New Mexico and the Mayor and City Council of Baltimore separately filed civil actions against Pfizer and many other defendants in state courts, alleging various state statutory and common law claims in connection with the defendants’ alleged sale of Zantac in those jurisdictions. In April 2021, a Judicial Council Coordinated Proceeding was created in the Superior Court of California in Alameda County to coordinate personal injury actions against Pfizer and other defendants filed in California state court. Coordinated proceedings have also been created in other state courts. The large majority of the state court cases have been filed in the Superior Court of Delaware in New Castle County.
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
Environmental Matters
In 2009, as part of our acquisition of Wyeth, we assumed responsibility for environmental remediation at the Wyeth Holdings LLC (formerly known as Wyeth Holdings Corporation and American Cyanamid Company) discontinued industrial chemical facility in Bound Brook, New Jersey. Since that time, we have executed or have become a party to a number of administrative settlement agreements, orders on consent, and/or judicial consent decrees, with the U.S. Environmental Protection Agency, the New Jersey Department of Environmental Protection and/or federal and state natural resource trustees to perform remedial design, removal and remedial actions, and related environmental remediation activities, and to resolve alleged damages to natural resources, at the Bound Brook facility. We have accrued for the currently estimated costs of these activities.
We are also party to a number of other proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, and other state, local or foreign laws in which the primary relief sought is the cost of past and/or future remediation.

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Breach of Contract – Comirnaty
In September 2023, Pfizer and BioNTech Manufacturing GmbH initiated formal proceedings against the Republic of Poland in Belgium’s Court of First Instance of Brussels. Pfizer and BioNTech are seeking an order from the Court holding the Republic of Poland to its commitments for COVID-19 vaccine orders, which were placed by the Republic of Poland as part of their contract signed in May 2021.
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
Greenstone Investigations
•U.S. Department of Justice Antitrust Division Investigation
Since July 2017, the U.S. Department of Justice’s Antitrust Division has been investigating our former Greenstone generics business. We believe this is related to an ongoing broader antitrust investigation of the generic pharmaceutical industry. We have produced records relating to this investigation.
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

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Government Inquiries relating to Meridian Medical Technologies
In February 2019, we received a CID from the U.S. Attorney’s Office for the SDNY. The CID seeks records and information related to alleged quality issues involving the manufacture of auto-injectors at the Meridian site. In August 2019, we received a HIPAA subpoena issued by the U.S. Attorney’s Office for the Eastern District of Missouri, in coordination with the Department of Justice’s Consumer Protection Branch, seeking similar records and information. We have produced records in response to these and subsequent requests.
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
U.S. Department of Justice Inquiries relating to India Operations
In March 2020, we received an informal request from the U.S. Department of Justice’s Consumer Protection Branch seeking documents relating to our manufacturing operations in India, including at our former facility located at Irrungattukottai in India. In April 2020, we received a similar request from the U.S. Attorney’s Office for the SDNY regarding a civil investigation concerning operations at our facilities in India. We are producing records pursuant to these requests.
U.S. Department of Justice/SEC Inquiry relating to China Operations
In June 2020, we received an informal request from the U.S. Department of Justice’s FCPA Unit seeking documents relating to our operations in China. In August 2020, we received a similar request from the SEC’s FCPA Unit. We have produced records pursuant to these requests.
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

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of October 1, 2023, the estimated fair value of these indemnification obligations is not material to Pfizer.
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
Note 13. Segment, Geographic and Other Revenue Information
A. Segment Information
We manage our commercial operations through two operating segments, each led by a single manager: Biopharma and Business Innovation, an operating segment established in the first quarter of 2023 that includes PC1, our contract development and manufacturing organization and a leading supplier of specialty active pharmaceutical ingredients, and Pfizer Ignite, a recently launched offering that provides strategic guidance and end-to-end R&D services to select innovative biotech companies that align with Pfizer’s R&D focus areas. Biopharma is the only reportable segment. Each operating segment has responsibility for its commercial activities. Regional commercial organizations market, distribute and sell our products and are supported by global platform functions that are responsible for the research, development, manufacturing and supply of our products and global corporate enabling functions. In consideration of planned future investments in oncology, including the proposed acquisition of Seagen, we are reorganizing our R&D operations. Beginning in July 2023, discovery to early- and late-phase clinical development for oncology is performed by a new end-to-end Oncology Research and Development (ORD) platform function and discovery to early- and late-phase clinical development for all remaining therapeutic areas is consolidated into the Pfizer Research and Development (PRD) platform function. ORD and PRD replace our former WRDM and Global Product Development (GPD) organizational design. Biopharma receives its R&D services from ORD and PRD. These services include IPR&D projects for new investigational products and additional indications for in-line products. Each operating segment has a geographic footprint across developed and emerging markets. Our chief operating decision maker uses the revenues and earnings of the operating segments, among other factors, for performance evaluation and resource allocation.
Other Business Activities and Reconciling Items––Other business activities include the operating results of Business Innovation as well as certain pre-tax costs not allocated to our operating segment results, such as costs associated with: (i) R&D and medical expenses managed by our ORD and PRD organizations; (ii) corporate enabling functions and other corporate costs; (iii) overhead costs primarily associated with our manufacturing operations; and (iv) our share of earnings from Haleon/the Consumer Healthcare JV. Reconciling items include the following items, transactions and events that are not allocated to our operating segments: (i) all amortization of intangible assets; (ii) acquisition-related items; and (iii) certain significant items, representing substantive and/or unusual, and in some cases recurring, items that are evaluated on an individual basis by management and that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis.

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Segment Assets––We manage our assets on a total company basis, not by operating segment, as our operating assets are shared or commingled. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were $215 billion as of October 1, 2023 and $197 billion as of December 31, 2022.
Selected Statement of Operations Information

The following provides selected information by reportable segment:
	Three Months Ended				Nine Months Ended
	Revenues		Earnings(a)		Revenues		Earnings(a)
(MILLIONS)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Reportable Segment:
Biopharma	$12,930	$22,319	$7,545	$14,665	$43,320	$75,066	$25,484	$45,222
Other business activities(b)	302	319	(8,782)	(4,007)	928	974	(14,387)	(9,820)
Reconciling Items:
Amortization of intangible assets			(1,179)	(822)			(3,466)	(2,478)
Acquisition-related items			(227)	(62)			(778)	(331)
Certain significant items(c)			(708)	(773)			(1,666)	(3,095)
	$13,232	$22,638	$(3,352)	$9,001	$44,247	$76,040	$5,187	$29,498
(a)Income/(loss) from continuing operations before provision/(benefit) for taxes on income/(loss). Biopharma’s earnings include dividend income from our investment in ViiV of $30 million in the third quarter of 2023 and $112 million in the third quarter of 2022, and $213 million in the first nine months of 2023 and $237 million in the first nine months of 2022.
(b)Other business activities include revenues and costs associated with Business Innovation and costs that we do not allocate to our operating segments, per above, including acquired IPR&D expenses in the periods presented. Earnings in the third quarter and first nine months of 2023 include approximately $5.6 billion and $5.8 billion, respectively, of inventory write-offs and related charges to Cost of sales mainly due to lower-than-expected demand for our COVID-19 products. Earnings in the first nine months of 2022 included COVID-19-related charges of approximately $0.9 billion to Cost of sales, composed of (i) inventory write-offs of approximately $0.5 billion related to COVID-19 products that exceeded or were expected to exceed their approved shelf-lives prior to being used and (ii) charges of approximately $0.4 billion, primarily related to excess raw materials for Paxlovid recorded in the third quarter of 2022.
(c)Certain significant items are substantive and/or unusual, and in some cases recurring, items (as noted above). Earnings in the first nine months of 2023 include, among other items, net losses on equity securities of $711 million recorded in Other (income)/deductions––net. Earnings in the first nine months of 2022 included, among other items: (i) net losses on equity securities of $1.3 billion recorded in Other (income)/deductions––net and (ii) restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring of $701 million ($344 million recorded in Selling, informational and administrative expenses and the remaining amount primarily recorded in Restructuring charges and certain acquisition-related costs). See Note 4.
B. Geographic Information

The following summarizes revenues by geographic area:
	Three Months Ended			Nine Months Ended
(MILLIONS)	October 1, 2023	October 2, 2022	% Change	October 1, 2023	October 2, 2022	% Change
United States	$7,804	$13,851	(44)	$22,497	$33,991	(34)
Developed Europe	1,981	3,136	(37)	7,217	14,705	(51)
Developed Rest of World	1,073	2,351	(54)	4,852	10,671	(55)
Emerging Markets	2,373	3,300	(28)	9,681	16,673	(42)
Revenues	$13,232	$22,638	(42)	$44,247	$76,040	(42)
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
C. Other Revenue Information
Significant Customers––For information on our significant wholesale customers, see Note 17C in our 2022 Form 10-K. Additionally, revenues from the U.S. government represented 7% of total revenues for the nine months ended October 1, 2023 and primarily represent sales of Paxlovid and Comirnaty. Revenues from the U.S. government represented 38% and 27% of total revenues for the three and nine months ended October 2, 2022, respectively, and primarily represented sales of Paxlovid and Comirnaty. Accounts receivable from the U.S. government represented 4% of total trade accounts receivable as of December 31, 2022 and primarily related to sales of Paxlovid and Comirnaty. Due to the transition of Comirnaty and the

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

expected transition of Paxlovid to commercial market sales in the second half of 2023, revenues from the U.S. government for the three months ended October 1, 2023 and accounts receivable from the U.S. government as of October 1, 2023 were not material.
Significant Product Revenues
The following provides detailed revenue information for several of our major products:

(MILLIONS)		Three Months Ended		Nine Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	Oct. 1, 2023	Oct. 2, 2022	Oct. 1, 2023	Oct. 2, 2022
TOTAL REVENUES		$13,232	$22,638	$44,247	$76,040
GLOBAL BIOPHARMACEUTICALS BUSINESS (BIOPHARMA)		$12,930	$22,319	$43,320	$75,066
Primary Care		$6,287	$15,846	$23,602	$55,676
Comirnaty direct sales and alliance revenues(a)	Active immunization to prevent COVID-19	1,307	4,402	5,859	26,477
Eliquis alliance revenues and direct sales	Nonvalvular atrial fibrillation, deep vein thrombosis, pulmonary embolism	1,498	1,464	5,135	5,001
Prevnar family	Active immunization to prevent pneumonia, invasive disease and otitis media caused by Streptococcus pneumoniae	1,854	1,607	4,835	4,601
Paxlovid	COVID-19 in certain high-risk patients	202	7,514	4,414	17,099
Nurtec ODT/Vydura	Acute treatment of migraine and prevention of episodic migraine	233	—	646	1
Abrysvo	Active immunization to prevent RSV infection	375	—	375	—
Premarin family	Symptoms of menopause	92	110	299	327
BMP2	Bone graft for spinal fusion	82	58	252	201
FSME-IMMUN/TicoVac	Active immunization to prevent tick-borne encephalitis disease	91	67	237	177
Nimenrix	Active immunization against invasive meningococcal ACWY disease	43	79	121	221
Trumenba	Active immunization to prevent invasive disease caused by Neisseria meningitidis group B	58	60	108	108
All other Primary Care	Various	452	485	1,321	1,463
Specialty Care		$3,757	$3,404	$11,021	$10,267
Vyndaqel family	ATTR-CM and polyneuropathy	892	602	2,360	1,766
Xeljanz	RA, PsA, UC, active polyarticular course juvenile idiopathic arthritis, ankylosing spondylitis	503	502	1,210	1,304
Enbrel (Outside the U.S. and Canada)	RA, juvenile idiopathic arthritis, PsA, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	208	230	627	767
Sulperazon	Bacterial infections	122	178	619	598
Ig Portfolio(b)	Various	140	124	428	356
Genotropin	Replacement of human growth hormone	158	90	379	261
Zavicefta	Bacterial infections	130	98	378	302
Inflectra	Crohn’s disease, pediatric Crohn’s disease, UC, pediatric UC, RA in combination with methotrexate, ankylosing spondylitis, PsA and plaque psoriasis	121	131	373	403
BeneFIX	Hemophilia B	107	99	321	325
Medrol	Anti-inflammatory glucocorticoid	89	79	263	235
Zithromax	Bacterial infections	60	71	254	250
Oxbryta	Sickle cell disease	85	—	232	—
Somavert	Acromegaly	69	70	200	202
Refacto AF/Xyntha	Hemophilia A	61	58	177	188
Fragmin	Treatment/prevention of venous thromboembolism	57	60	175	202
Vfend	Fungal infections	46	51	153	171
Cresemba	Fungal infections	40	41	141	114
Bicillin	Bacterial infections	37	36	134	108
Cibinqo	Atopic dermatitis	37	11	91	17
All other Anti-infectives	Various	270	298	820	900
All other Specialty Care	Various	527	575	1,687	1,799
Oncology		$2,885	$3,070	$8,696	$9,124
Ibrance	HR-positive/HER2-negative metastatic breast cancer	1,244	1,283	3,635	3,841
Xtandi alliance revenues	mCRPC, nmCRPC, mCSPC	313	320	877	878
Inlyta	Advanced RCC	252	252	773	760

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(MILLIONS)		Three Months Ended		Nine Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	Oct. 1, 2023	Oct. 2, 2022	Oct. 1, 2023	Oct. 2, 2022
Bosulif	Philadelphia chromosome–positive chronic myelogenous leukemia	160	141	463	425
Lorbrena	ALK-positive metastatic NSCLC	159	99	393	247
Zirabev	Treatment of mCRC; unresectable, locally advanced, recurrent or metastatic NSCLC; recurrent glioblastoma; metastatic RCC; and persistent, recurrent or metastatic cervical cancer	100	146	335	432
Ruxience	Non-hodgkin’s lymphoma, chronic lymphocytic leukemia, granulomatosis with polyangiitis (Wegener’s Granulomatosis) and microscopic polyangiitis	88	120	302	357
Xalkori	ALK-positive and Proto-Oncogene 1, Receptor Tyrosine Kinase-positive advanced NSCLC	86	118	283	362
Retacrit	Anemia	82	87	262	308
Aromasin	Post-menopausal early and advanced breast cancer	76	66	225	187
Bavencio alliance revenues(c)	Locally advanced or metastatic urothelial carcinoma; metastatic Merkel cell carcinoma; immunotherapy and tyrosine kinase inhibitor combination for patients with advanced RCC	18	73	186	198
Besponsa	Relapsed or refractory B-cell acute lymphoblastic leukemia	54	55	171	164
Braftovi	In combination with Mektovi for metastatic melanoma in patients with a BRAFV600E/K mutation and, in combination with Erbitux® (cetuximab)(d), for the treatment of BRAFV600E -mutant mCRC after prior therapy	56	58	156	156
Sutent	Advanced and/or metastatic RCC, adjuvant RCC, refractory gastrointestinal stromal tumors (after disease progression on, or intolerance to, imatinib mesylate) and advanced pancreatic neuroendocrine tumor	42	75	136	287
Mektovi	In combination with Braftovi for metastatic melanoma in patients with a BRAFV600E/K mutation	45	45	127	129
Trazimera	HER2-positive breast cancer and metastatic stomach cancers	—	51	67	149
All other Oncology	Various	110	80	304	243
BUSINESS INNOVATION(e)		$302	$319	$928	$974
Pfizer CentreOne(f)	Various	291	318	903	972
Pfizer Ignite	Various	10	1	25	1

Total Alliance revenues included above		$1,645	$1,689	$5,672	$6,320
(a)Excludes revenues for certain Comirnaty-related manufacturing activities performed on behalf of BioNTech, which are included in the PC1 contract development and manufacturing organization. See footnote (f) below.
(b)Immunoglobulin (Ig) portfolio includes the revenues from Panzyga, Octagam and Cutaquig.
(c)In March 2023, it was announced that our alliance with Merck KGaA to co-develop and co-commercialize Bavencio (avelumab) would terminate. Effective June 30, 2023, Merck KGaA took full control of the global commercialization of Bavencio. Beginning in the third quarter of 2023, the related profit share was replaced by a 15% royalty to Pfizer on net sales of Bavencio, which is recorded in Other (income)/deductions––net. We and Merck KGaA will continue to operationalize our respective ongoing clinical trials for Bavencio; and Merck KGaA will control all future R&D activities.
(d)Erbitux® is a registered trademark of ImClone LLC.
(e)See Note 13A above for information about Business Innovation. Prior-period financial information has been revised to reflect the current period presentation.
(f)PC1 includes revenues from our contract manufacturing, including certain Comirnaty-related manufacturing activities performed on behalf of BioNTech ($11 million for the first nine months of 2023 and $108 million for the first nine months of 2022, respectively), and revenues from our active pharmaceutical ingredient sales operation, as well as revenues related to our manufacturing and supply agreements with former legacy Pfizer businesses/partnerships.
Remaining Performance Obligations––Contracted revenue expected to be recognized from remaining performance obligations for firm orders in long-term contracts to supply Comirnaty to our customers totaled approximately $9 billion as of October 1, 2023, which includes amounts received in advance and deferred, as well as amounts that will be invoiced as we deliver these products to our customers in future periods. Of this amount, current contract terms provide for expected delivery of product with contracted revenue from 2023 through 2026, the timing of which may be renegotiated. Remaining performance obligations are based on foreign exchange rates as of the end of our fiscal third quarter of 2023 and exclude arrangements with an original expected contract duration of less than one year.
Deferred Revenues––Our deferred revenues primarily relate to advance payments received or receivable from various government or government sponsored customers in international markets for supply of Comirnaty. The deferred revenues related to Comirnaty totaled $3.2 billion as of October 1, 2023, with $2.1 billion and $1.0 billion recorded in current liabilities and noncurrent liabilities, respectively. The deferred revenues related to Comirnaty totaled $2.5 billion as of December 31, 2022, with $2.4 billion and $77 million recorded in current liabilities and noncurrent liabilities, respectively. The increase in Comirnaty deferred revenues during the first nine months of 2023 was primarily the result of additional advance payments received as we entered into amended contracts and the impact of foreign exchange, partially offset by amounts recognized in Revenues as we delivered the products to our customers. During the third quarter and first nine months of 2023, we recognized

PFIZER INC. AND SUBSIDIARY COMPANIES.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

revenue of approximately $140 million and $2.1 billion, respectively, that was included in the balance of Comirnaty deferred revenues as of December 31, 2022. The Comirnaty deferred revenues as of October 1, 2023 will be recognized in Revenues proportionately as we transfer control of the product to our customers and satisfy our performance obligation under the contracts, with the amounts included in current liabilities expected to be recognized in Revenues within the next 12 months, and the amounts included in noncurrent liabilities expected to be recognized in Revenues from 2024 through 2026. Deferred revenues associated with contracts for other products were not significant as of October 1, 2023 or December 31, 2022.
Note 14. Subsequent Event
Amended Paxlovid Supply Agreement with the U.S. Government–– On October 13, 2023, we announced an amended agreement with the U.S. government, which will facilitate the expected transition of Paxlovid to traditional commercial markets in November 2023, with prices to be negotiated with commercial payers and a copay assistance program for eligible privately insured patients, as the U.S. government begins to discontinue the distribution of EUA-labeled Paxlovid. We will ensure commercial readiness by providing NDA-labeled commercial supply to all channels by the end of 2023. However, EUA-labeled Paxlovid will remain available free-of-charge to all eligible patients until the end of 2023, and therefore, we expect only minimal uptake of NDA-labeled commercial product before January 1, 2024. Components of this agreement include: (i) a non-cash return of any remaining EUA-labeled U.S. government inventory at the end of 2023, estimated to be 7.9 million treatment courses, with an associated revenue reversal of approximately $4.2 billion to be recorded in the fourth quarter of 2023; (ii) the conversion of those remaining EUA-labeled treatment courses previously purchased by the U.S. government to a volume-based credit, which will support continued access to Paxlovid through a U.S. government patient assistance program operated by Pfizer (which will provide the estimated 7.9 million treatment courses of FDA-approved, NDA-labeled Paxlovid free of charge to all eligible uninsured, Medicare and Medicaid patients through 2024, and to eligible uninsured and underinsured patients through 2028); and (iii) the creation in 2024 of a U.S. Strategic National Stockpile of 1.0 million treatment courses to enable future pandemic preparedness through 2028, to be managed and supplied by Pfizer at no cost to the U.S. government or taxpayers. While we will recognize revenue as the estimated 8.9 million treatment courses are delivered, there is no cash compensation for these treatment courses.

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
Since inception through the third quarter of 2023, we have incurred substantially all costs of approximately $700 million in connection with separating Upjohn. These charges include costs and expenses related to separation of legal entities and transaction costs.
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
In July 2023, we announced that in consideration of planned future investments in oncology, including the proposed acquisition of Seagen, we are reorganizing our R&D operations. See Note 13A.
In October 2023, we announced that we launched a multi-year, enterprise-wide cost realignment program that aims to realign our costs with our longer-term revenue expectations. The program is expected to deliver annual net cost savings of at least $3.5 billion, of which approximately $1.0 billion is expected to be realized in 2023 and at least an additional $2.5 billion is expected to be realized in 2024 compared to the midpoint of SI&A and R&D expense guidance provided on August 1, 2023. The costs to achieve the savings associated with the new cost realignment program are expected to be approximately $3.0 billion, of which the majority is expected to be cash. These costs will primarily include severance and implementation costs. We will continue to refine the estimated savings and their associated costs over the remainder of the year and will incorporate them into our full-year guidance for 2024.
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
Proposed Acquisition of Telavant Holdings, Inc. (Telavant)––In October 2023, we and Roivant Sciences Ltd. (Roivant) entered into a definitive agreement with Roche Holdings Inc. (Roche) through which Roche would acquire Telavant for an upfront payment of $7.1 billion and a contingent milestone payment of $150 million. Roivant currently owns approximately 75% and we currently own approximately 25% of Telavant. Telavant was created through an arrangement between Roivant and us under which we out-licensed the global development and manufacturing rights and the U.S. and Japan commercialization rights to our anti-TL1a antibody PF-06480605, now RVT-3101, to Telavant in exchange for our ownership interest in Telavant and Roivant’s agreement to fund the ongoing R&D of RVT-3101. Under the original agreement, we retained commercialization rights to RVT-3101 outside of the U.S. and Japan and will continue to retain these rights after the acquisition of Telavant by Roche. In connection with this new transaction, Telavant’s development, manufacturing and U.S. and Japan commercialization rights will transfer to Roche. Roche’s acquisition of Telavant is subject to customary closing conditions including U.S. anti-trust approval and is expected to close in the fourth quarter of 2023 or the first quarter of 2024. Upon closing of the transaction, we will receive a portion of the upfront cash payment from Roche based on our ownership interest and we will record a pre-tax gain of approximately $1.7 billion in Other (income)/deductions––net.
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
Our Third Quarter 2023 and First Nine Months of 2023 Performance
Revenues––Revenues decreased $9.4 billion, or 42%, in the third quarter of 2023 to $13.2 billion from $22.6 billion in the third quarter of 2022, reflecting an operational decrease of $9.3 billion, or 41%, as well as a de minimis impact of foreign exchange of $94 million. The operational decrease was primarily driven by declines in Paxlovid and Comirnaty. Excluding contributions from Comirnaty and Paxlovid, revenues increased $1.1 billion, or 10%, operationally, reflecting U.S. revenues from Abrysvo following launch of the older adult indication; revenues from Nurtec ODT/Vydura and Oxbryta; and strong growth from the Vyndaqel family and the Prevnar family.
Revenues decreased $31.8 billion, or 42%, in the first nine months of 2023 to $44.2 billion from $76.0 billion in the first nine months of 2022, reflecting an operational decrease of $30.7 billion, or 40%, as well as an unfavorable impact of foreign exchange of $1.1 billion, or 1%. The operational decrease was primarily driven by declines in Comirnaty and Paxlovid. Excluding contributions from Comirnaty and Paxlovid, revenues increased $2.2 billion, or 7%, operationally, reflecting revenues from Nurtec ODT/Vydura and Oxbryta; strong growth from the Vyndaqel family; U.S. revenues from Abrysvo following launch of the older adult indication; and growth from the Prevnar family and Eliquis.
As of October 31, 2023, on a total company basis, we forecasted revenues in 2023 of $58 billion to $61 billion, reflecting an operational decline of 40% at the midpoint compared to 2022 revenues, due to expected revenue declines from our COVID-19 products, partially offset by expected operational growth from our non-COVID-19 in-line portfolio, new product and indication launches and recently acquired products. We expect these revenue declines will also have an unfavorable impact on Income from continuing operations before provision/(benefit) for taxes on income.
See the Revenues by Geography and Revenues––Selected Product Discussion sections for more information, including a discussion of key drivers of our revenue performance. See also The Global Economic Environment––COVID-19 section below for information about our COVID-19 products, including expectations, risks and uncertainties. For information regarding the primary indications or class of certain products, see Note 13C.
Income/(Loss) from Continuing Operations Before Provision/(Benefit) for Taxes on Income/(Loss)––Loss from continuing operations before provision/(benefit) for taxes on income/(loss) in the third quarter of 2023 was $3.4 billion, compared to income of $9.0 billion in the same period in 2022, primarily due to lower revenues and increases in Cost of sales and Amortization of intangible assets, partially offset by lower Acquired in-process research and development expenses.
The decrease in Income from continuing operations before provision for taxes on income of $24.3 billion, to $5.2 billion in the first nine months of 2023 from $29.5 billion in the first nine months of 2022, was primarily due to lower revenues and increases in Selling, informational and administrative expenses and Amortization of intangible assets, partially offset by lower Cost of sales, lower Acquired in-process research and development expenses, lower net losses on equity securities and lower net interest expense.
See the Analysis of the Condensed Consolidated Statements of Operations section within MD&A and Note 4. See also The Global Economic Environment––COVID-19 section below for information about our COVID-19 products, including expectations, risks and uncertainties. For information on our tax provision and effective tax rate, see the Provision/(Benefit) for Taxes on Income/(Loss) section within MD&A and Note 5.
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

Intellectual Property Rights and Collaboration/Licensing Rights––The loss, expiration or invalidation of intellectual property rights, patent litigation settlements and judgments, and the expiration of co-promotion and licensing rights can have a material adverse effect on our revenues. Certain of our products have experienced patent-based expirations or loss of regulatory exclusivity in certain markets in the last few years, and we expect certain products to face increased generic competition over the next few years. While additional patent expiries will continue, we expect a moderate impact of reduced revenues due to patent expiries from 2023 through 2025. We anticipate a more significant impact of reduced revenues from patent expiries in 2026 through 2030 as several of our in-line products experience patent-based expirations. We continue to vigorously defend our patent rights against infringement, and we will continue to support efforts that strengthen worldwide recognition of patent rights while taking necessary steps to help ensure appropriate patient access.
For additional information, see the Item 1. Business––Patents and Other Intellectual Property Rights and the Item 1A. Risk Factors––Intellectual Property Protection sections of our 2022 Form 10-K. For a discussion of recent developments with respect to patent litigation, see Note 12A1.
Regulatory Environment/Pricing and Access––Government and Other Payer Group Pressures––Governments globally, as well as private third-party payers in the U.S., may use a variety of measures to control costs, including, among others, legislative or regulatory pricing reforms, drug formularies (including tiering and utilization management tools), cross country collaboration and procurement, price cuts, mandatory rebates, health technology assessments, forced localization as a condition of market access, “international reference pricing” (i.e., the practice of a country linking its regulated medicine prices to those of other countries), quality consistency evaluation processes and volume-based procurement. We anticipate that these and similar initiatives will continue to increase pricing and access pressures globally. In the U.S., we expect to see continued focus by Congress and the Biden Administration on regulating pricing. The drug pricing provisions of the IRA, which was signed into law in August 2022, began to be implemented in 2023 and implementation efforts will continue over the next several years. In August 2023, the Biden Administration unveiled the first round of medicines subject to the “Medicare Drug Price Negotiation Program,” which requires manufacturers of select drugs to engage in a process with the Federal government to set new Medicare prices which would go into effect in 2026. Among the medicines included in the first round is Eliquis. We continue to evaluate the impact of the IRA on our business, operations and financial condition and results as the full effect of the IRA on our business and the pharmaceutical industry remains uncertain. In addition, changes to the Medicaid program or the federal 340B drug pricing program, including legal or legislative developments at the federal or state level with respect to the 340B program, could have a material impact on our business. See the Item 1. Business––Pricing Pressures and Managed Care Organizations and ––Government Regulation and Price Constraints and the Item 1A. Risk Factors––Pricing and Reimbursement sections, and the Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment section of the MD&A of our 2022 Form 10-K.
Impact of Recent Tornado in Rocky Mount, North Carolina (NC)––Our manufacturing facility in Rocky Mount, NC was damaged by a tornado in July 2023. The facility is a key producer of sterile injectables and is responsible for manufacturing nearly 25 percent of all our sterile injectables—including anesthesia, analgesia, and micronutrients—which is nearly eight percent of all the sterile injectables used in U.S. hospitals. As of the date of the filing of this Form 10-Q, the majority of the facility’s manufacturing lines have restarted. This expedited restart is the first step toward full recovery for the facility, as Pfizer restarts production through a phased approach, with full production across the site’s three manufacturing suites anticipated by the end of 2023. While manufacturing has resumed, the supply of medicines impacted by the tornado is expected to be affected through at least mid-2024.
During the third quarter of 2023, we recorded $209 million to Cost of sales for inventory losses, overhead costs related to the period in which the facility could not operate, and incremental costs resulting from the tornado damage. We continue to evaluate the financial impact of the tornado on our business and may record additional losses and/or costs in future periods in order to bring our facility fully back online, but we are unable to predict them, along with insurance recoveries, with certainty at this time.
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
Except for the recent tornado in Rocky Mount, NC discussed above, we have not seen a significant disruption of our supply chain in the first nine months of 2023 and to date, and all of our manufacturing sites globally have continued to operate at or near normal levels; however, we continue to see heightened demand in the industry for certain components and raw materials, which could potentially result in constraining available supply leading to a possible future impact on our business. We are continuing to monitor and implement mitigation strategies in an effort to reduce any potential risk or impact including active supplier management, qualification of additional suppliers and advanced purchasing to the extent possible. For information on risks related to product manufacturing, see the Item 1A. Risk Factors––Product Manufacturing, Sales and Marketing Risks section of our 2022 Form 10-K.
The Global Economic Environment––In addition to the industry-specific factors discussed above, we, like other businesses of our size and global extent of activities, are exposed to economic cycles. See the Overview of Our Performance, Operating Environment, Strategy and Outlook––The Global Economic Environment section of the MD&A of our 2022 Form 10-K.
COVID-19––In response to COVID-19, we have developed Paxlovid and collaborated with BioNTech to jointly develop Comirnaty, including an Omicron XBB.1.5-adapted monovalent vaccine. As part of our strategy for COVID-19, we are continuing to make significant additional investments in breakthrough science and global manufacturing. This includes continuing to evaluate Comirnaty and Paxlovid, including against new variants of concern, developing variant adapted vaccine candidates and developing potential combination respiratory vaccines and potential next generation vaccines and therapies. We are also evaluating Paxlovid for additional populations. See the Product Developments section within MD&A.
In the first nine months of 2023 and to date, we principally sold Comirnaty globally under government contracts. In September 2023, Comirnaty transitioned to traditional commercial market sales in the U.S., triggered by the expiration of current contracts and the COVID-19 vaccines from Pfizer and BioNTech purchased through them becoming either depleted or not used following the introduction of a new variant vaccine. Internationally, we expect sales of Comirnaty in international developed markets to generally be under government contracts in 2023, and in emerging markets, under a combination of private channels and government contracts; in both cases, we expect to start transitioning to commercial markets in 2024.
In the first nine months of 2023 and to date, we principally sold Paxlovid globally to government agencies and distributors. Internationally, for Paxlovid, we are continuing the transition to commercial markets and are expecting most revenue to be generated through commercial channels in 2024. On October 13, 2023, we announced an amended agreement with the U.S. government, which will facilitate the expected transition of Paxlovid to traditional commercial markets in November 2023, with minimal uptake of NDA-labeled commercial product expected before January 1, 2024. See Note 14.
To date, the majority of demand for our COVID-19 products in 2023 has been fulfilled by existing supply of products that were delivered to governments and recorded as revenues in 2022. As of October 31, 2023, we forecasted Comirnaty revenues of approximately $11.5 billion in 2023, down 70% from 2022 results, with gross profit to be split evenly with BioNTech, and Paxlovid revenues of approximately $1 billion in 2023, down 95% from 2022 results. This forecast reflects an expected $9 billion revenue decline, composed of $7 billion for Paxlovid and $2 billion for Comirnaty, versus forecasted revenues as of August 1, 2023, primarily due to an expected $4.2 billion non-cash sales-return of EUA-labeled Paxlovid from the U.S. government, lower-than-expected vaccination- and infection-rates, and delayed commercialization in the U.S. for Paxlovid. These forecasts are based on estimates and assumptions that are subject to significant uncertainties, including, among others, patient demand, which could be significantly impacted by the infectiousness and severity of the predominant strains of the SARS-CoV-2 virus during 2023, proportion of the population that receives a vaccine or is treated with an oral antiviral treatment, number of symptomatic infections, and market share of Comirnaty and Paxlovid.
For information on the impact of COVID-19 on our business, operations and financial condition and results and risks associated with COVID-19 and our COVID-19 products, as well as COVID-19 intellectual property disputes, see the Item 1A. Risk Factors—COVID-19, —Intellectual Property Protection and —Third-Party Intellectual Property Claims sections and the Overview of Our Performance, Operating Environment, Strategy and Outlook section of the MD&A of our 2022 Form 10-K, as well as Notes 8A, 12A1, 13 and the Forward-Looking Information and Factors that May Affect Future Results section of this Form 10-Q.
Israel/Hamas Conflict––Our global operations may be impacted by the armed conflict between Israel and Hamas that began on October 7, 2023. For both the nine months ended October 1, 2023 and the fiscal year ended December 31, 2022, the business of our Israel subsidiary represented less than 1% of our consolidated revenues and assets. We are closely monitoring developments in this conflict, including evaluating potential impacts to our business, customers, suppliers, employees, and operations in Israel and elsewhere in the Middle East. At this time, impacts to the Company are uncertain and subject to change given the volatile nature of the situation.
Russia/Ukraine Conflict––Our global operations may be impacted by the armed conflict between Russia and Ukraine. For both the nine months ended October 1, 2023 and the fiscal year ended December 31, 2022, the business of our Russia and Ukraine subsidiaries represented less than 1% of our consolidated revenues and assets, and while we are monitoring the effects of the armed conflict between Russia and Ukraine, the situation continues to evolve and the long-term implications, including the broader economic consequences of the conflict, are difficult to predict at this time. While as of now, we do not anticipate any significant negative impacts on our business from this conflict, continued regional instability, geopolitical shifts, potential additional sanctions and other restrictive measures against Russia, neighboring countries or allies of Russia, any retaliatory measures taken by Russia, neighboring countries or allies of Russia, and actions by our customers or suppliers, including financial institutions, in response to such measures could adversely affect the global macroeconomic environment, our operations, currency exchange rates and financial markets, which could in turn adversely impact our business and results of operations. For additional information on our response to the armed conflict between Russia and Ukraine as well as risks associated with the conflict, see the Item 1A. Risk Factors—Global Operations section and the Overview of Our Performance, Operating Environment, Strategy and Outlook section of the MD&A of our 2022 Form 10-K.
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
For a discussion about the critical accounting estimates and assumptions impacting our consolidated financial statements, see the Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions section within MD&A of our 2022 Form 10-K. See also Note 1C in our 2022 Form 10-K for a discussion about the risks associated with estimates and assumptions.
For a discussion of recently adopted accounting standards, see Note 1B.
ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Revenues by Geography

The following presents worldwide revenues by geography:
	Three Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS)	Oct. 1, 2023	Oct. 2, 2022	Oct. 1, 2023	Oct. 2, 2022	Oct. 1, 2023	Oct. 2, 2022	% Change
Operating segments:
Biopharma	$12,930	$22,319	$7,717	$13,748	$5,214	$8,571	(42)	(44)	(39)
Business Innovation	302	319	88	103	214	216	(5)	(15)	(1)
Total revenues	$13,232	$22,638	$7,804	$13,851	$5,427	$8,786	(42)	(44)	(38)

	Nine Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS)	Oct. 1, 2023	Oct. 2, 2022	Oct. 1, 2023	Oct. 2, 2022	Oct. 1, 2023	Oct. 2, 2022	% Change
Operating segments:
Biopharma	$43,320	$75,066	$22,208	$33,700	$21,112	$41,366	(42)	(34)	(49)
Business Innovation	928	974	289	291	639	683	(5)	(1)	(6)
Total revenues	$44,247	$76,040	$22,497	$33,991	$21,750	$42,049	(42)	(34)	(48)

Third Quarter of 2023 vs. Third Quarter of 2022

The following provides an analysis of the change in worldwide revenues by geographic areas in the third quarter of 2023:
	Three Months Ended October 1, 2023
(MILLIONS)	Worldwide	U.S.	International
Operational growth/(decline):
Worldwide declines from Paxlovid	$(7,304)	$(5,044)	$(2,260)
Worldwide declines from Comirnaty	(3,091)	(1,913)	(1,178)
Worldwide growth from the Vyndaqel family, the Prevnar family, Eliquis, Xeljanz and Inlyta, partially offset by declines from Ibrance and Xtandi	529	438	91
U.S. revenues from Abrysvo following launch of the older adult indication in July of 2023	375	375	—
Revenues from Nurtec ODT/Vydura and Oxbryta, which were acquired in the fourth quarter of 2022	317	310	7
Other operational factors, net	(138)	(212)	74
Operational growth/(decline), net	(9,311)	(6,047)	(3,265)

Unfavorable impact of foreign exchange	(94)	—	(94)
Revenues increase/(decrease)	$(9,406)	$(6,047)	$(3,359)
Emerging markets revenues decreased $927 million, or 28%, in the third quarter of 2023 to $2.4 billion from $3.3 billion in the third quarter of 2022, reflecting an operational decrease of $780 million, or 24%, and an unfavorable impact from foreign exchange of 4%. The operational decrease in emerging markets was primarily driven by declines from Comirnaty and Paxlovid as well as lower Sulperazon revenues largely driven by volume-based procurement in China, partially offset by growth from Eliquis and Lorbrena.
First Nine Months of 2023 vs. First Nine Months of 2022

The following provides an analysis of the worldwide change in revenues by geographic areas in the first nine months of 2023:
	Nine Months Ended October 1, 2023
(MILLIONS)	Worldwide	U.S.	International
Operational growth/(decline):
Worldwide declines from Comirnaty	$(20,351)	$(4,962)	$(15,389)
Worldwide declines from Paxlovid	(12,517)	(8,554)	(3,963)
Worldwide growth from the Vyndaqel family, the Prevnar family, Eliquis and Inlyta, partially offset by declines from Ibrance, Xeljanz and Xtandi	892	916	(23)
Revenues from Nurtec ODT/Vydura and Oxbryta, which were acquired in the fourth quarter of 2022	878	863	15
U.S. revenues from Abrysvo following launch of the older adult indication in July of 2023	375	375	—
Other operational factors, net	38	(131)	169
Operational growth/(decline), net	(30,686)	(11,495)	(19,191)

Unfavorable impact of foreign exchange	(1,107)	—	(1,107)
Revenues increase/(decrease)	$(31,793)	$(11,495)	$(20,298)
Emerging markets revenues decreased $7.0 billion, or 42%, in the first nine months of 2023 to $9.7 billion from $16.7 billion in the first nine months of 2022, reflecting an operational decrease of $6.4 billion, or 39%, and an unfavorable impact from foreign exchange of 3%. The operational decrease in emerging markets was primarily driven by declines from Comirnaty, partially offset by growth from Paxlovid, Lorbrena and Zavicefta.
See the Revenues––Selected Product Discussion section within MD&A for additional analysis.
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

The following presents information about revenue deductions:
	Three Months Ended		Nine Months Ended
(MILLIONS)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Medicare rebates	$286	$195	$718	$582
Medicaid and related state program rebates	406	223	1,228	689
Performance-based contract rebates	1,363	851	3,784	2,518
Chargebacks	2,627	1,946	7,216	5,480
Sales allowances	1,732	1,334	4,841	3,905
Sales returns and cash discounts	379	247	1,130	845
Total	$6,793	$4,796	$18,918	$14,019
Revenue deductions are primarily a function of product sales volume, mix of products sold, contractual or legislative discounts and rebates.
For information on our accruals for revenue deductions, including the balance sheet classification of these accruals, see Note 1C.
Revenues––Selected Product Discussion
Biopharma

(MILLIONS)				Revenue		% Change
Product	Period	Global Revenues	Region	Oct. 1, 2023	Oct. 2, 2022	Total	Oper.	Operational Results Commentary
Comirnaty(a)	QTD	$1,307 Down 70% (operationally)	U.S.	$995	$2,908	(66)
QTD declines largely driven by lower U.S. government contracted deliveries and lower contracted deliveries and demand in international markets, due to anticipated transition to new variant vaccines globally and to traditional U.S. commercial market sales beginning in September 2023.
YTD declines largely driven by lower contracted deliveries and demand in international markets and lower U.S. government contracted deliveries, due to anticipated transition to new variant vaccines globally and to traditional U.S. commercial market sales beginning in September 2023.

			Int’l.	312	1,494	(79)	(79)
			Worldwide	$1,307	$4,402	(70)	(70)
	YTD	$5,859 Down 77% (operationally)	U.S.	$1,340	$6,303	(79)
			Int’l.	4,519	20,174	(78)	(76)
			Worldwide	$5,859	$26,477	(78)	(77)
Eliquis	QTD	$1,498 Up 3% (operationally)	U.S.	$883	$835	6
Growth driven primarily by continued oral anti-coagulant adoption and market share gains in the non-valvular atrial fibrillation indication in the U.S. and certain markets in Europe, partially offset by declines due to LOE and generic competition in certain international markets.

			Int’l.	615	628	(2)	(1)
			Worldwide	$1,498	$1,464	2	3
	YTD	$5,135 Up 4% (operationally)	U.S.	$3,296	$2,979	11
			Int’l.	1,838	2,022	(9)	(6)
			Worldwide	$5,135	$5,001	3	4
Prevnar family	QTD	$1,854 Up 15% (operationally)	U.S.	$1,310	$1,089	20
QTD growth primarily driven by:
• the adult indications in the U.S. driven by strong patient demand for Prevnar 20 for the eligible adult population, and
• the pediatric indication in the U.S. due to the approval of Prevnar 20 and associated stocking, partially offset by lower market share due to competitive entry, as well as
• growth of the pediatric indication for Prevenar 13 in certain emerging markets.
YTD growth primarily driven by the adult indications in the U.S. due to strong patient demand for Prevnar 20 for the eligible adult population, as well as growth of Prevenar 13 in certain emerging markets, partially offset by the Prevnar pediatric indication in the U.S. driven by lower market share due to competitor entry and unfavorable timing of purchases.

			Int’l.	544	517	5	5
			Worldwide	$1,854	$1,607	15	15
	YTD	$4,835 Up 6% (operationally)	U.S.	$3,210	$3,010	7
			Int’l.	1,624	1,591	2	6
			Worldwide	$4,835	$4,601	5	6
Paxlovid	QTD	$202 Down 97% (operationally)	U.S.	$—	$5,044	*
QTD declines primarily driven by:
• No third quarter U.S. sales in anticipation of commercial transition, and
• lower contractual deliveries in most international markets.
YTD declines primarily driven by the above factors as well as no second quarter U.S. sales, partially offset by strong demand in China under the temporary National Reimbursement Drug List (which ended on April 1, 2023) due to surge in COVID-19 infection during the first quarter of 2023.

			Int’l.	202	2,470	(92)	(91)
			Worldwide	$202	$7,514	(97)	(97)
	YTD	$4,414 Down 73% (operationally)	U.S.	$1,960	$10,514	(81)
			Int’l.	2,454	6,584	(63)	(60)
			Worldwide	$4,414	$17,099	(74)	(73)

(MILLIONS)				Revenue		% Change
Product	Period	Global Revenues	Region	Oct. 1, 2023	Oct. 2, 2022	Total	Oper.	Operational Results Commentary
Ibrance	QTD	$1,244 Down 3% (operationally)	U.S.	$838	$872	(4)		Declines primarily driven by lower demand globally due to competitive pressure, lower clinical trial purchases internationally, and planned price decreases in certain international developed markets.
			Int’l.	406	411	(1)	(1)
			Worldwide	$1,244	$1,283	(3)	(3)
	YTD	$3,635 Down 4% (operationally)	U.S.	$2,438	$2,493	(2)
			Int’l.	1,197	1,347	(11)	(8)
			Worldwide	$3,635	$3,841	(5)	(4)
Vyndaqel family	QTD	$892 Up 47% (operationally)	U.S.	$511	$329	55
Growth largely driven by continued strong uptake of the ATTR-CM indication, primarily in the U.S. and developed Europe.
YTD growth partially offset by a planned price decrease that went into effect in Japan in the second quarter of 2022.

			Int’l.	381	273	40	36
			Worldwide	$892	$602	48	47
	YTD	$2,360 Up 35% (operationally)	U.S.	$1,329	$890	49
			Int’l.	1,031	876	18	20
			Worldwide	$2,360	$1,766	34	35
Xeljanz	QTD	$503 Up 1% (operationally)	U.S.	$371	$345	8
QTD growth driven primarily by higher net price in the U.S. due to favorable changes in channel mix, partially offset by decreased prescription volumes globally resulting from ongoing shifts in prescribing patterns related to label changes.
YTD declines driven primarily by decreased prescription volumes globally resulting from ongoing shifts in prescribing patterns related to label changes.

			Int’l.	132	157	(16)	(15)
			Worldwide	$503	$502	—	1
	YTD	$1,210 Down 6% (operationally)	U.S.	$794	$802	(1)
			Int’l.	416	502	(17)	(13)
			Worldwide	$1,210	$1,304	(7)	(6)
Xtandi	QTD	$313 Down 2% (operationally)	U.S.	$313	$320	(2)
QTD decline driven by lower net price mainly due to unfavorable changes in channel mix, partially offset by higher demand.
YTD performance driven by higher demand, offset by lower net price mainly due to unfavorable changes in channel mix.

			Int’l.	—	—	—	—
			Worldwide	$313	$320	(2)	(2)
	YTD	$877 Flat (operationally)	U.S.	$877	$878	—
			Int’l.	—	—	—	—
			Worldwide	$877	$878	—	—
Inlyta	QTD	$252 Up 1% (operationally)	U.S.	$153	$152	1
Growth primarily reflects continued growth in emerging markets and the U.S. driven by the adoption of combinations of certain immune checkpoint inhibitors and Inlyta for the first-line treatment of patients with advanced RCC, partially offset by lower volumes and lower net price in certain European markets.

			Int’l.	98	100	(2)	1
			Worldwide	$252	$252	—	1
	YTD	$773 Up 3% (operationally)	U.S.	$476	$454	5
			Int’l.	297	306	(3)	1
			Worldwide	$773	$760	2	3
Nurtec ODT/Vydura	QTD	$233 *	U.S.	$227	$—	*
Driven by the acquisition of Biohaven in the fourth quarter of 2022, after which Nurtec ODT/Vydura is now a Pfizer-owned product, compared to the third quarter and first nine months of 2022, during which Pfizer only had commercialization rights outside of the U.S. under a collaboration and license agreement with Biohaven. See Notes 2A and 2E of our 2022 Form 10-K.

			Int’l.	6	—	*	*
			Worldwide	$233	$—	*	*
	YTD	$646 *	U.S.	$633	$—	*
			Int’l.	13	1	*	*
			Worldwide	$646	$1	*	*
Business Innovation

(MILLIONS)				Revenue		% Change
Operating Segment	Period	Global Revenues	Region	Oct. 1, 2023	Oct. 2, 2022	Total	Oper.	Operational Results Commentary
Business Innovation	QTD	$302 Down 7% (operationally)	U.S.	$88	$103	(15)
QTD declines primarily driven by lower revenues from our active pharmaceutical ingredient sales operation and lower manufacturing of divested products under manufacturing and supply agreements.
YTD declines primarily driven by a reduction in Comirnaty supply to BioNTech and lower revenues from our active pharmaceutical ingredient sales operation, partially offset by higher COVID-19 manufacturing activities performed on behalf of customers.

			Int’l.	214	216	(1)	(3)
			Worldwide	$302	$319	(5)	(7)
	YTD	$928 Down 4% (operationally)	U.S.	$289	$291	(1)
			Int’l.	639	683	(6)	(6)
			Worldwide	$928	$974	(5)	(4)
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
Costs and Expenses

Costs and expenses follow:
	Three Months Ended			Nine Months Ended
(MILLIONS)	October 1, 2023	October 2, 2022	% Change	October 1, 2023	October 2, 2022	% Change
Cost of sales	$9,269	$6,063	53	$17,391	$24,696	(30)
Percentage of Revenues	70.0%	26.8%		39.3%	32.5%
Selling, informational and administrative expenses	3,281	3,391	(3)	10,196	9,032	13
Research and development expenses	2,711	2,696	1	7,864	7,813	1
Acquired in-process research and development expenses	67	524	(87)	122	880	(86)
Amortization of intangible assets	1,179	822	43	3,466	2,478	40
Restructuring charges and certain acquisition-related costs	155	199	(22)	377	580	(35)
Other (income)/deductions—net	(79)	(59)	33	(356)	1,063	*
* Indicates calculation not meaningful.
Cost of Sales
Cost of sales increased $3.2 billion in the third quarter of 2023, primarily due to:
•a non-cash charge of $5.6 billion recorded in the third quarter of 2023 for inventory write-offs and related charges ($4.7 billion for Paxlovid and $0.9 billion for Comirnaty); and
•$209 million in inventory losses, overhead costs related to the period in which the facility could not operate, and incremental costs resulting from tornado damage to our manufacturing facility in Rocky Mount, NC, partially offset by:
•a reduction of $2.6 billion due to lower sales of Comirnaty; and
•a reduction of $405 million due to lower sales of Paxlovid.
Cost of sales decreased $7.3 billion in the first nine months of 2023, mainly due to:
•a reduction of $12.7 billion due to lower sales of Comirnaty; and
•a reduction of $1.2 billion due to lower sales of Paxlovid, partially offset by:
•a non-cash charge of $5.8 billion for inventory write-offs and related charges ($4.8 billion for Paxlovid and $1.0 billion for Comirnaty); and
•$209 million in inventory losses, overhead costs related to the period in which the facility could not operate, and incremental costs resulting from tornado damage to our manufacturing facility in Rocky Mount, NC.
The increase in Cost of sales as a percentage of revenues in the third quarter and in the first nine months of 2023 was mainly driven by the non-cash charge of $5.6 billion discussed above, partially offset to a much lesser extent by favorable changes in sales mix.
Selling, Informational and Administrative Expenses
Selling, informational and administrative expenses decreased $109 million in the third quarter of 2023, primarily due to:
•a decrease of $325 million due to a lower provision for U.S. healthcare reform fees related to Comirnaty and Paxlovid; and
•a $140 million decrease in spending on products across multiple customer groups, partially offset by:
•an increase of $320 million for marketing and promotional expenses for recently acquired and launched products.
Selling, informational and administrative expenses increased $1.2 billion in the first nine months of 2023, primarily due to:
•an increase of $780 million in marketing and promotional expenses for recently acquired and launched products;
•an increase of $450 million for the expected Paxlovid commercial launch;
•a $285 million increase in spending on products across multiple customer groups; and
•an increase of $200 million in our liability to be paid to participants of our supplemental savings plan,

partially offset by:
•a decrease of $490 million due to a lower provision for U.S. healthcare reform fees related to Comirnaty and Paxlovid.
Research and Development Expenses
Research and development expenses increased $14 million in the third quarter of 2023, primarily due to:
•increased investments of $280 million, mainly to develop recently acquired assets, as well as activities to support upcoming product launches, partially offset by:
•a decrease of $260 million mainly due to lower compensation-related expenses.
Research and development expenses increased $51 million in the first nine months of 2023, primarily driven by:
•increased costs of $560 million to develop recently acquired assets, activities to support upcoming product launches as well as ongoing late stage internal medicine programs, partially offset by:
•lower spending of $430 million mainly for ongoing late stage vaccine and hospital programs as well as lower compensation-related expenses; and
•a decrease of $80 million in the value of the portfolio performance share grants reflecting the decrease in the price of Pfizer’s common stock.
Acquired In-Process Research and Development Expenses
Acquired in-process research and development expenses decreased $457 million in the third quarter of 2023 and decreased $759 million in the first nine months of 2023, primarily reflecting the non-recurrence of an upfront payment of $426 million related to the closing of the acquisition of ReViral Ltd. in the third quarter of 2022. The decrease for the first nine months of 2023 also reflects the non-recurrence of (i) an upfront payment to Biohaven and a premium paid on our equity investment in Biohaven totaling $263 million and (ii) a $76 million premium paid on our equity investment in BioNTech to develop a potential mRNA vaccine against shingles, both recorded in the first quarter of 2022.
Amortization of Intangible Assets
Amortization of intangible assets increased $357 million in the third quarter of 2023 and $987 million in the first nine months of 2023, primarily as a result of amortization of intangible assets from our acquisitions of Biohaven and GBT, as well as higher amortization of intangible assets related to Prevnar, partially offset by fully amortized assets.
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
Certain qualifying costs for this program in all periods since inception were recorded and reflected as Certain Significant Items and excluded from our non-GAAP measure of Adjusted Income/(Loss). See the Non-GAAP Financial Measure: Adjusted Income/(Loss) section within MD&A.
In addition to this program, we continuously monitor our operations for cost-reduction and/or productivity opportunities, especially in light of the losses of exclusivity and the expiration of collaborative arrangements for various products. In October 2023, we announced that we launched a multi-year, enterprise-wide cost realignment program that aims to realign our costs with our longer-term revenue expectations. See the Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Business and Strategy section within MD&A.
Other (Income)/Deductions—Net
The favorable period-over-period change of $19 million for the third quarter of 2023, compared to the third quarter of 2022, was primarily driven by (i) a gain on the divestiture of our early-stage rare disease gene therapy portfolio to Alexion in the third quarter of 2023 (see Note 2B), (ii) the non-recurrence of an asset impairment charge incurred in the third quarter of 2022, and (iii) equity income from our investment in Haleon in the third quarter of 2023 versus equity losses in the third quarter of 2022, partially offset by (iv) higher net losses on equity securities, and (v) lower net periodic benefit credits associated with pension and postretirement plans recorded in the third quarter of 2023.

The favorable period-over-period change of $1.4 billion for the first nine months of 2023, compared to the first nine months of 2022, was primarily driven by (i) lower net losses on equity securities, (ii) lower net interest expense, (iii) a gain on the divestiture of our early-stage rare disease gene therapy portfolio to Alexion (see Note 2B), and (iv) higher dividend income.
See Note 4.
Provision/(Benefit) for Taxes on Income/(Loss)

	Three Months Ended			Nine Months Ended
(MILLIONS)	October 1, 2023	October 2, 2022	% Change	October 1, 2023	October 2, 2022	% Change
Provision/(benefit) for taxes on income/(loss)	$(964)	$356	*	$(320)	$3,098	*
Effective tax rate on continuing operations	28.8%	4.0%		(6.2)%	10.5%
* Indicates calculation not meaningful.
For information about our effective tax rate and the events and circumstances contributing to the changes between periods, as well as details about discrete elements that impacted our tax provisions, see Note 5.
Discontinued Operations
For information about our discontinued operations, see Note 2B.
PRODUCT DEVELOPMENTS
A comprehensive update of Pfizer’s development pipeline was published as of October 31, 2023 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
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
COVID-19 Vaccine Products
Beginning with the original monovalent Pfizer-BioNTech COVID-19 Vaccine, initially authorized for emergency use, to Comirnaty (COVID-19 Vaccine, mRNA, 2023-2024 Formula), approved by the FDA for individuals 12 years and older and Pfizer-BioNTech COVID-19 Vaccine (2023-2024 Formula) authorized by the FDA for emergency use for individuals 6 months through 11 years of age, efforts to stay current with circulating COVID-19 strains have resulted in the rapid development of targeted, adapted vaccines for licensure in the U.S., Europe, Japan and other markets. The adapted vaccines have included two bivalent formulations (Original and Omicron BA.1, not authorized in the U.S., and Original and Omicron BA.4/BA.5). As updated COVID-19 vaccines are formulated to more closely target currently circulating vaccines, prior vaccine formulations are generally no longer utilized in a majority of the markets.
The 2023-2024 Formula includes a monovalent (single) component that corresponds to the Omicron sub-variant XBB.1.5 of severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2). The table below summarizes the approval of the 2023-2024 Formula in the markets indicated:

Product	Indication	Regulatory Status
		U.S.(a)	EU	Japan
Comirnaty (COVID-19 Vaccine, mRNA, 2023-2024 Formula)	Active immunization to prevent COVID-19 caused by SARS-CoV-2 for individuals 6 months through 4 years of age	Authorized September 2023	Approved August 2023	Approved September 2023
	Active immunization to prevent COVID-19 caused by SARS-CoV-2 for individuals 5 through 11 years of age	Authorized September 2023	Approved August 2023	Approved September 2023
	Active immunization to prevent COVID-19 caused by SARS-CoV-2 in individuals 12 years of age and older	Approved September 2023	Approved August 2023	Approved September 2023
(a)In September 2023, Pfizer and BioNTech announced the FDA approved a regulatory application for their Omicron XBB.1.5-adapted monovalent COVID-19 vaccine for individuals 12 years of age and older (Comirnaty (COVID-19 Vaccine, mRNA, 2023-2024 Formula)). The FDA also granted EUA for the Omicron XBB.1.5-adapted monovalent COVID-19 vaccine for individuals 6 months through 11 years of age (Pfizer-BioNTech COVID-19 Vaccine (2023-2024 Formula)).

Other Products

PRODUCT	INDICATION OR PROPOSED INDICATION	APPROVED/FILED*
		U.S.	EU	JAPAN
Ngenla (somatrogon)(a)	Pediatric growth hormone deficiency	Approved June 2023	Approved February 2022	Approved January 2022
Prevnar 20/Apexxnar (Vaccine)	Active immunization to prevent pneumonia, invasive disease and otitis media caused by Streptococcus pneumoniae (adults)	Approved June 2021	Approved February 2022	Filed September 2023
	Active immunization to prevent pneumonia, invasive disease and otitis media caused by Streptococcus pneumoniae (pediatric)	Approved April 2023	Filed November 2022	Filed March 2023
TicoVac (Vaccine)	Active immunization to prevent tick-borne encephalitis disease	Approved August 2021		Filed March 2023
Paxlovid(b) (nirmatrelvir and ritonavir)	COVID-19 in high-risk adults	Approved May 2023	Approved February 2023	Approved February 2022
Nurtec ODT/Vydura (rimegepant)	Acute treatment of migraine with or without aura (adults)	Approved February 2020	Approved April 2022
	Prevention of episodic migraine (adults)	Approved May 2021	Approved April 2022
Litfulo/Ritfulo (ritlecitinib)	Alopecia areata	Approved June 2023	Approved September 2023	Approved June 2023
Zavzpret (zavegepant) (intranasal)	Acute treatment of migraine with or without aura (adults)	Approved March 2023
Penbraya (PF-06886992) (Vaccine)	Active immunization to prevent serogroups ABCWY meningococcal infections (adolescent and young adults)	Approved October 2023	Filed June 2023
Abrysvo (Vaccine)	Active immunization to prevent RSV infection (maternal)	Approved August 2023	Approved August 2023	Filed February 2023
	Active immunization to prevent RSV infection (older adults)	Approved May 2023	Approved August 2023	Filed May 2023
Velsipity (etrasimod)	Ulcerative colitis (moderately to severely active)	Approved October 2023	Filed November 2022
Braftovi (encorafenib) and Mektovi (binimetinib)	BRAFV600E-mutant metastatic non-small cell lung cancer	Approved October 2023
Elrexfio (elranatamab)	Multiple myeloma triple-class relapsed/refractory	Approved August 2023	Filed January 2023	Filed June 2023
Talzenna (talazoparib)	Combination with Xtandi (enzalutamide) for adult patients with homologous recombination repair (HRR) gene-mutated mCRPC(c)	Approved June 2023	Filed February 2023	Filed February 2023
fidanacogene elaparvovec (PF-06838435)(d)	Hemophilia B	Filed June 2023	Filed June 2023
Xtandi (enzalutamide)(e)	Non-metastatic castration-sensitive prostate cancer (nmCSPC) with high risk of biochemical recurrence (BCR)	Filed August 2023	Filed September 2023
*For the U.S., the filing date is the date on which the FDA accepted our submission. For the EU, the filing date is the date on which the EMA validated our submission.
(a)Being developed in collaboration with OPKO.
(b)Previously authorized under EUA in the U.S. (December 2021) and approved by the FDA in high-risk adults (May 2023). Remains under EUA for children (12-18 years of age; >88lbs) in the U.S.
(c)Listed patient population applies to U.S. only. Patient population in the filed application in the EU is an all-comers population in men with mCRPC.
(d)Being developed in collaboration with Spark Therapeutics, Inc.
(e)Being developed in collaboration with Astellas.
In China, the following products received regulatory approvals in the last twelve months: Xeljanz for the treatment of adult patients with active psoriatic arthritis in October 2022; Prevenar 13 in infants and children aged 6 weeks to 15 months, in April 2023; Staquis (crisaborole) for the topical treatment of mild to moderate atopic dermatitis patients aged 3 months and older in August 2023; and Litfulo (ritlecitinib), a once-daily oral treatment, for individuals 12 years of age and older with severe alopecia areata (AA) in October 2023.

The following provides information about additional indications and new drug candidates in late-stage development:

	PRODUCT/CANDIDATE	PROPOSED DISEASE AREA
LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS	Ibrance (palbociclib)(a)	ER+/HER2+ metastatic breast cancer
	Talzenna (talazoparib)	Combination with Xtandi (enzalutamide) for DNA Damage Repair (DDR)-deficient mCSPC
	Ngenla (somatrogon) (b)	Adult growth hormone deficiency
	Braftovi (encorafenib) and Erbitux® (cetuximab)(c)	First-line BRAFV600E-mutant mCRC
	Braftovi (encorafenib) and Mektovi (binimetinib) and Keytruda® (pembrolizumab)(d)	BRAFV600E/K-mutant metastatic or unresectable locally advanced melanoma
	Paxlovid (nirmatrelvir; ritonavir)	COVID-19 in high-risk children (6-11 years of age; >88lbs)
	zavegepant (oral)	Prevention of chronic migraine (adults)
	Litfulo (ritlecitinib)	Vitiligo
	Elrexfio (elranatamab)	Multiple myeloma double-class exposed
Newly diagnosed multiple myeloma post-transplant maintenance
Newly diagnosed multiple myeloma transplant-ineligible
	Oxbryta (voxelotor)	Sickle cell disease (pediatric)
	Eliquis (apixaban)	Venous thromboembolism (pediatric)
	Abrysvo (vaccine)	Active immunization to prevent RSV infection in high-risk adults
NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT	aztreonam-avibactam (PF-06947387)	Treatment of infections caused by Gram-negative bacteria with limited or no treatment options
	giroctocogene fitelparvovec (PF-07055480)(e)	Hemophilia A
	PF-06425090 (Vaccine)	Immunization to prevent primary clostridioides difficile infection
	sasanlimab (PF-06801591)	Combination with Bacillus Calmette-Guerin for non-muscle-invasive bladder cancer
	fordadistrogene movaparvovec (PF-06939926)	Duchenne muscular dystrophy (ambulatory)
	marstacimab (PF-06741086)	Hemophilia
	VLA15 (PF-07307405) vaccine(f)	Immunization to prevent Lyme disease
	PF-07252220 (quadrivalent mRNA-based vaccine)	Immunization to prevent influenza
	Vepdegestrant (PF-07850327)(g)	Breast cancer metastatic - 2nd line ER+/HER2-
	inclacumab (PF-07940370)	Sickle cell disease
	PF-06823859	Dermatomyositis, polymyositis
(a)Being developed in collaboration with The Alliance Foundation Trials, LLC.
(b)Being developed in collaboration with OPKO.
(c)Erbitux® is a registered trademark of ImClone LLC. In the EU, we are developing in collaboration with the Pierre Fabre Group. In Japan, we are developing in collaboration with Ono.
(d)Keytruda® is a registered trademark of Merck Sharp & Dohme Corp. In the EU, we are developing in collaboration with the Pierre Fabre Group. In Japan, we are developing in collaboration with Ono.
(e)Being developed in collaboration with Sangamo Therapeutics, Inc.
(f)Being developed in collaboration with Valneva SE.
(g)Being developed in collaboration with Arvinas.
For additional information about our R&D organization, see Note 13 and the Item 1. Business—Research and Development section of our 2022 Form 10-K.
NON-GAAP FINANCIAL MEASURE: ADJUSTED INCOME/(LOSS)
Adjusted income/(loss) is an alternative measure of performance used by management to evaluate our overall performance as a supplement to our GAAP Reported performance measures. As such, we believe that investors’ understanding of our performance is enhanced by disclosing this measure. We use Adjusted income/(loss), certain components of Adjusted income/(loss) and Adjusted diluted EPS/(LPS) to present the results of our major operations––the discovery, development, manufacture, marketing, sale and distribution of biopharmaceutical products worldwide––prior to considering certain income statement elements as follows:

Measure	Definition	Relevance of Metrics to Our Business Performance
Adjusted income/(loss)
Net income/(loss) attributable to Pfizer Inc. common shareholders(a) before the impact of amortization of intangible assets, certain acquisition-related items, discontinued operations and certain significant items

•Provides investors useful information to:
◦evaluate the normal recurring operational activities, and their components, on a comparable year-over-year basis
◦assist in modeling expected future performance on a normalized basis
•Provides investors insight into the way we manage our budgeting and forecasting, how we evaluate and manage our recurring operations and how we reward and compensate our senior management(b)

Adjusted cost of sales, Adjusted selling, informational and administrative expenses, Adjusted research and development expenses and Adjusted other (income)/deductions––net
Cost of sales, Selling, informational and administrative expenses, Research and development expenses and Other (income)/deductions––net(a), each before the impact of amortization of intangible assets, certain acquisition-related items, discontinued operations and certain significant items, which are components of the Adjusted income/(loss) measure

Adjusted diluted EPS/(LPS)
EPS/(LPS) attributable to Pfizer Inc. common shareholders––diluted(a) before the impact of amortization of intangible assets, certain acquisition-related items, discontinued operations and certain significant items

(a)Most directly comparable GAAP measure.
(b)The short-term incentive plans for substantially all non-sales-force employees worldwide are funded from a pool based on our performance, measured in significant part versus three budgeted metrics, one of which is Adjusted diluted EPS (as defined for annual incentive compensation purposes), which is derived from Adjusted income/(loss) and accounts for 40% of the bonus pool funding tied to financial performance. Additionally, the payout for performance share awards is determined in part by Adjusted net income/(loss), which is derived from Adjusted income/(loss). Beginning in the first quarter of 2022, we no longer exclude any expenses for acquired IPR&D from our non-GAAP Adjusted results but we continue to exclude certain of these expenses for our financial results for annual incentive compensation purposes. The bonus pool funding, which is largely based on financial performance, is adjusted by our R&D pipeline performance, as measured by four metrics, and performance against certain of our ESG metrics, and may be further modified by our Compensation Committee’s assessment of other factors.
Adjusted income/(loss) and its components and Adjusted diluted EPS/(LPS) are non-GAAP financial measures that have no standardized meaning prescribed by GAAP and, therefore, are limited in their usefulness to investors. Because of their non-standardized definitions, they may not be comparable to the calculation of similar measures of other companies and are presented to permit investors to more fully understand how management assesses performance. A limitation of these measures is that they provide a view of our operations without including all events during a period, and do not provide a comparable view of our performance to peers. These measures are not, and should not be viewed as, substitutes for their most directly comparable GAAP measures of Net income/(loss) attributable to Pfizer Inc. common shareholders, components of Net income/(loss) attributable to Pfizer Inc. common shareholders and EPS/(LPS) attributable to Pfizer Inc. common shareholders—diluted, respectively.
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
Adjusted Income/(Loss) and Adjusted Diluted EPS/(LPS)
Amortization of Intangible Assets—Adjusted income/(loss) excludes all amortization of intangible assets.
Acquisition-Related Items—Adjusted income/(loss) excludes certain acquisition-related items, which are composed of transaction, integration, restructuring charges and additional depreciation costs for business combinations because these costs are unique to each transaction and represent costs that were incurred to restructure and integrate businesses as a result of an acquisition. We have made no adjustments for resulting synergies. Acquisition-related items may include purchase accounting impacts such as the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value, depreciation related to the increase/decrease in fair value of acquired fixed assets, amortization related to the increase in fair value of acquired debt, and the fair value changes for contingent consideration.
Discontinued Operations—Adjusted income/(loss) excludes the results of discontinued operations, as well as any related gains or losses on the disposal of such operations. We believe that this presentation is meaningful to investors because, while we review our product portfolio for strategic fit with our operations, we do not build or run our business with the intent to discontinue parts of our business. Restatements due to discontinued operations do not impact compensation or change the

Adjusted income/(loss) measure for the compensation in respect of the restated periods, but are presented for consistency across all periods.
Certain Significant Items—Adjusted income/(loss) excludes certain significant items representing substantive and/or unusual items that are evaluated individually on a quantitative and qualitative basis. Certain significant items may be highly variable and difficult to predict. Furthermore, in some cases it is reasonably possible that they could reoccur in future periods. For example, although major non-acquisition-related cost-reduction programs are specific to an event or goal with a defined term, we may have subsequent programs based on reorganizations of the business, cost productivity or in response to LOE or economic conditions. Legal charges to resolve litigation are also related to specific cases, which are facts and circumstances specific and, in some cases, may also be the result of litigation matters at acquired companies that were inestimable, not probable or unresolved at the date of acquisition, or legal matters related to divested products or businesses. Gains and losses on equity securities and pension and postretirement actuarial remeasurement gains and losses have a very high degree of inherent market volatility, which we do not control and cannot predict with any level of certainty, and we do not believe including these gains and losses assists investors in understanding our business or is reflective of our core operations and business. Unusual items represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. See the Reconciliations of GAAP Reported to Non-GAAP Adjusted information—Certain Line Items below for a non-inclusive list of certain significant items and the Non-GAAP Financial Measure: Adjusted Income section within MD&A of our 2022 Form 10-K.
Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended October 1, 2023
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income/(loss) attributable to Pfizer Inc. common shareholders(a), (b)	Earnings/(loss) per common share attributable to Pfizer Inc. common shareholders––diluted(c)
GAAP Reported	$9,269	$3,281	$(79)	$(2,382)	$(0.42)
Amortization of intangible assets	—	—	—	1,179
Acquisition-related items	(127)	(2)	(8)	227
Discontinued operations(d)	—	—	—	(13)
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(e)	(20)	(71)	—	185
(Gains)/losses on equity securities(f)	—	—	(393)	393
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	6	(6)
Other(g)	(216)	(4)	85	137
Income tax provision—non-GAAP items				(687)
Non-GAAP Adjusted	$8,906	$3,205	$(388)	$(968)	$(0.17)

	Nine Months Ended October 1, 2023
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income/(loss) attributable to Pfizer Inc. common shareholders(a), (b)	Earnings/(loss) per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$17,391	$10,196	$(356)	$5,488	$0.96
Amortization of intangible assets	—	—	—	3,466
Acquisition-related items	(360)	(7)	(158)	778
Discontinued operations(d)	—	—	—	(11)
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(e)	(70)	(196)	—	450
Certain asset impairments(f)	—	—	(264)	264
(Gains)/losses on equity securities(f)	—	—	(711)	711
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	—	—
Other(g)	(238)	(18)	21	242
Income tax provision—Non-GAAP items				(1,478)
Non-GAAP Adjusted	$16,723	$9,974	$(1,466)	$9,908	$1.73

	Three Months Ended October 2, 2022
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income/(loss) attributable to Pfizer Inc. common shareholders(a), (b)	Earnings/(loss) per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$6,063	$3,391	$(59)	$8,608	$1.51
Amortization of intangible assets	—	—	—	822
Acquisition-related items	3	(2)	(12)	62
Discontinued operations(d)	—	—	—	15
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(e)	(20)	(137)	—	306
Certain asset impairments(f)	—	—	(200)	200
(Gains)/losses on equity securities(f)	—	—	(111)	111
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	193	(193)
Other(g)	(8)	(12)	(325)	349
Income tax provision—non-GAAP items				(109)
Non-GAAP Adjusted	$6,038	$3,239	$(515)	$10,172	$1.78

	Nine Months Ended October 2, 2022
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income/(loss) attributable to Pfizer Inc. common shareholders(a), (b)	Earnings/(loss) per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$24,696	$9,032	$1,063	$26,378	$4.60
Amortization of intangible assets	—	—	—	2,478
Acquisition-related items	12	(5)	(51)	331
Discontinued operations(d)	—	—	—	(9)
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(e)	(62)	(344)	—	701
Certain asset impairments(f)	—	—	(200)	200
(Gains)/losses on equity securities(f)	—	—	(1,348)	1,348
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	(225)	225
Other(g)	(24)	(47)	(536)	621
Income tax provision—Non-GAAP items				(1,107)
Non-GAAP Adjusted	$24,621	$8,635	$(1,298)	$31,165	$5.44
(a)Items that reconcile GAAP Reported to non-GAAP Adjusted balances are shown pre-tax. Our effective tax rates for GAAP Reported income/(loss) from continuing operations were: 28.8% and (6.2)% in the three and nine months ended October 1, 2023, respectively, and 4.0% and 10.5% in the three and nine months ended October 2, 2022, respectively. See Note 5. Our effective tax rates for non-GAAP Adjusted income/(loss) were 22.3% and 10.4% in the three and nine months ended October 1, 2023, respectively, and 4.4% and 11.9% in the three and nine months ended October 2, 2022, respectively.
(b)The amounts for the three and nine months ended October 1, 2023 and October 2, 2022 include reconciling amounts for Research and development expenses that are not material.
(c)For the third quarter of 2023, basic weighted-average shares outstanding of 5,646 million (excluding common share equivalents) were used to calculate GAAP Reported and non-GAAP Adjusted Loss per common share attributable to Pfizer Inc. common shareholders––diluted.
(d)See Note 2B.
(e)Includes employee termination costs, asset impairments and other exit costs related to our cost-reduction and productivity initiatives not associated with acquisitions. See Note 3.
(f)See Note 4.
(g)For the third quarter and first nine months of 2023, the total Cost of sales adjustments of $216 million and $238 million, respectively, primarily include $209 million in inventory losses, overhead costs related to the period in which the facility could not operate, and incremental costs resulting from tornado damage to our manufacturing facility in Rocky Mount, NC. For the third quarter of 2023, the total Other (income)/deductions––net adjustment of $85 million primarily includes a $222 million gain on the divestiture of our early-stage rare disease gene therapy portfolio to Alexion, partially offset by charges of $71 million for certain legal matters, representing legal obligations related to pre-acquisition matters and certain product liability expenses related to products discontinued and/or divested by Pfizer. For the first nine months of 2023, the total Other (income)/deductions––net adjustment of $21 million primarily includes (i) the $222 million gain on the divestiture of our early-stage rare disease gene therapy portfolio to Alexion, and (ii) dividend income of $211 million related to our investment in Nimbus resulting from Takeda Pharmaceutical Company Limited’s acquisition of Nimbus’s oral, selective allosteric tyrosine kinase 2 (TYK2) inhibitor program subsidiary, partially offset by charges of (i) $246 million for certain legal matters, primarily representing certain product liability and other legal expenses related to products discontinued and/or divested by Pfizer and legal obligations related to pre-acquisition matters, and (ii) $92 million mostly related to our equity-method accounting pro-rata share of intangible asset amortization and impairments, costs of separating from GSK and restructuring costs recorded by Haleon. For the third quarter of 2022, the total Other (income)/deductions––net adjustment of $325 million primarily included charges of (i) $212 million mostly representing our equity-method accounting pro rata share of costs of separating from GSK recorded by Haleon/the Consumer Healthcare JV, and adjustments to our equity-method basis differences which are also related to the separation of Haleon/the Consumer Healthcare JV from GSK, and (ii) $77 million for certain legal matters, representing certain product liability and other legal expenses related to products discontinued and/or divested by Pfizer. For the first nine months of 2022, the total Other (income)/deductions––net adjustment of $536 million primarily included charges of (i) $273 million mostly representing our equity-method accounting pro rata share of restructuring charges and costs of separating from GSK recorded by Haleon/the Consumer Healthcare JV, and adjustments to our equity-method basis differences which are also related to the separation of Haleon/the Consumer Healthcare JV from GSK, and (ii) $175 million for certain legal matters, primarily representing certain product liability and other legal expenses related to products discontinued and/or divested by Pfizer.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(MILLIONS)	October 1, 2023	October 2, 2022	Drivers of change
Cash provided by/(used in):
Operating activities	$3,460	$20,685
The change was primarily driven by a decrease in net income adjusted for non-cash items and the timing of receipts and payments in the ordinary course of business, including a decrease in advance payments for Comirnaty and Paxlovid and net changes in inventory greater than one year (see Note 8A).

Investing activities	$(21,282)	$(11,373)
The change was driven mainly by $12.7 billion greater net purchases of short-term investments in 2023 and a $4.0 billion dividend received from the Consumer Healthcare JV in 2022 that was allocated to investing activities, partially offset by $6.2 billion cash used to acquire Arena, net of cash acquired, in 2022 and a $1.5 billion decrease in purchases of long-term investments.

Financing activities	$20,624	$(9,819)	The change was driven mainly by $30.8 billion of proceeds from the issuance of long-term debt in 2023.
ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK
Our historically robust operating cash flows, which we expect to continue, is a key strength of our liquidity and capital resources and our primary funding source. We believe as a result of this, together with our financial assets, access to capital markets, revolving credit agreements, and available lines of credit, we have and will maintain the ability to meet our liquidity needs to support ongoing operations, our capital allocation objectives, and our contractual and other obligations for the foreseeable future. For information about the sources and uses of our funds and capital resources, as well as our operating cash flows, see our Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Equity, and the Analysis of the Condensed Consolidated Statements of Cash Flows section within MD&A. For information on our money market funds, available-for sale-debt securities and long-term debt, see Note 7.
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
Credit Ratings––The cost and availability of financing are influenced by credit ratings, and an increase or decrease in our credit rating could have a beneficial or adverse effect on financing. Our long-term debt is rated high-quality by both S&P and Moody’s. In March 2023, following the announcement of the proposed acquisition of Seagen, Moody’s changed its outlook on our long-term debt to Negative; S&P downgraded our short-term rating from A-1+ to A-1. In October 2023, following the announcement of the amended Paxlovid supply agreement with the U.S. government and updated 2023 guidance, S&P changed its outlook on our long-term debt to Negative.

As of the date of the filing of this Form 10-Q, the ratings assigned to our commercial paper and senior unsecured long-term debt:
NAME OF RATING AGENCY	Pfizer Short-Term Rating	Pfizer Long-Term Rating	Outlook/Watch
Moody’s	P-1	A1	Negative Outlook
S&P	A-1	A+	Negative Outlook
These ratings are not recommendations to buy, sell or hold securities and the ratings are subject to revision or withdrawal at any time by the rating organizations. Each rating should be evaluated independently of any other rating.
Debt Capacity––Lines of Credit––As of the date of the filing of this Form 10-Q, we had access to a total of $15 billion in committed U.S. revolving credit facilities, consisting of an $8.0 billion facility maturing in November 2024 and a $7 billion facility maturing in November 2028, which may be used for general corporate purposes including to support our global commercial paper borrowings. In addition to the U.S. revolving credit facilities, our lenders have provided us an additional $298 million in lines of credit, of which $268 million expire within one year. Essentially all lines of credit were unused as of the date of the filing of this Form 10-Q.

Capital Allocation Framework––Our capital allocation framework is primarily devised to facilitate the achievement of medical breakthroughs through R&D investments and business development activities and returning capital to shareholders through dividends and share repurchases. We expect to finance the proposed acquisition of Seagen substantially through $31 billion of long-term debt issued in May 2023, and the balance from a combination of short-term financing and existing cash. See Note 1A and the Item 1A. Risk Factors section for additional information about our proposed acquisition of Seagen. On October 4, 2023, our BOD declared a dividend of $0.41 per share, payable on December 4, 2023, to shareholders of record at the close of business on November 10, 2023. At October 1, 2023, our remaining share-purchase authorization was $3.3 billion, with no repurchases in the first nine months of 2023. See Note 12 in our 2022 Form 10-K for more information on our publicly announced share-purchase plans.
Our financing plan for Seagen does not involve monetizing any portion of our Haleon stake. Our intentions with respect to our Haleon stake are set out in our Schedule 13D (as amended) initially filed with the SEC on July 27, 2022.
NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standards
See Note 1B.

Recently Issued Accounting Standard, Not Adopted as of October 1, 2023
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
We include forward-looking information in our discussion of the following, among other topics:
•our anticipated operating and financial performance, including financial guidance and projections;
•reorganizations, business plans, strategy and prospects;
•expectations for our product pipeline, in-line products and product candidates, including anticipated regulatory submissions, data read-outs, study starts, approvals, launches, clinical trial results and other developing data; revenue contribution and projections; potential pricing and reimbursement; potential market dynamics, size and utilization rates; growth, performance, timing of exclusivity and potential benefits;
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
In particular, forward-looking information in this Form 10-Q includes statements relating to specific future actions, performance and effects, including, among others, plans for and prospects of our proposed acquisition of Seagen, including expectations regarding financing and closing of the transaction; the expected benefits of the organizational changes to our operations; our 2023 revenue expectations; our ongoing efforts to respond to COVID-19, including our plans and expectations regarding Comirnaty and Paxlovid, and any potential future vaccines or treatments; the forecasted revenue, demand, manufacturing and supply of Comirnaty and Paxlovid, including expectations for the commercial market for Comirnaty and

Paxlovid; our expectations regarding the impact of COVID-19 on our business; the expected impact of patent expiries and generic competition; the expected pricing pressures on our products and the anticipated impact to our business; the availability of raw materials for 2023; the benefits expected from our business development transactions; our anticipated operating cash flows and liquidity position; the anticipated costs, savings and potential benefits from certain of our initiatives, including our enterprise-wide cost realignment program, which we launched in October 2023, and our Transforming to a More Focused Company program; our expectations regarding the impact from the recent tornado on our manufacturing facility in Rocky Mount, NC; and our planned capital spending.
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
•the success and impact of external business development activities, including the ability to identify and execute on potential business development opportunities; the ability to satisfy the conditions to closing of announced transactions in the anticipated time frame or at all; the ability to realize the anticipated benefits of any such transactions in the anticipated time frame or at all; the potential need for and impact of additional equity or debt financing to pursue these opportunities, which could result in increased leverage and/or a further downgrade of our credit ratings; challenges integrating the businesses and operations; disruption to business and operations relationships; risks related to growing revenues for certain acquired products; significant transaction costs; and unknown liabilities;
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
•risks and uncertainties related to our efforts to continue to develop and commercialize Comirnaty and Paxlovid or any potential future COVID-19 vaccines, treatments or combinations, as well as challenges related to their manufacturing, supply and distribution, including, among others, the risk that as the market for COVID-19 products becomes more endemic and seasonal, demand for any of our COVID-19 products has and may continue to be reduced or not meet expectations, or may no longer exist, which has and may continue to lead to reduced revenues, excess inventory on-hand and/or in the channel which, for Paxlovid and Comirnaty, has resulted in significant inventory write-offs in the third quarter of 2023 and could continue to result in inventory write-offs or other unanticipated charges; challenges related to the transition to the commercial market for our COVID-19 products; uncertainties related to the public’s adherence to vaccines, boosters and treatments; and risks related to our ability to achieve our revenue forecasts for Comirnaty and Paxlovid or any potential future COVID-19 vaccines or treatments;
•trends toward managed care and healthcare cost containment, and our ability to obtain or maintain timely or adequate pricing or favorable formulary placement for our products;
•interest rate and foreign currency exchange rate fluctuations, including the impact of possible currency devaluations and monetary policy actions in countries experiencing high inflation rates;
•any significant issues involving our largest wholesale distributors or government customers, which account for a substantial portion of our revenues, including contract negotiations or renegotiations with government customers;
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
•the exposure of our operations globally to possible capital and exchange controls, economic conditions, expropriation and other restrictive government actions, changes in intellectual property legal protections and remedies, unstable governments and legal systems and inter-governmental disputes;
•the impact of disruptions related to climate change and natural disasters, including uncertainties related to the impact of the recent tornado at our manufacturing facility in Rocky Mount, NC;
•any changes in business, political and economic conditions due to actual or threatened terrorist activity, geopolitical instability, political or civil unrest or military action, including the ongoing conflicts between Russia and Ukraine and in the Middle East and their economic consequences;

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
•the impact of, and risks and uncertainties related to, restructurings and internal reorganizations, as well as any other corporate strategic initiatives and growth strategies, and cost-reduction and productivity initiatives, each of which requires upfront costs but may fail to yield anticipated benefits and may result in unexpected costs, organizational disruption or other unintended consequences;
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
•governmental laws and regulations affecting our operations, including, without limitation, the IRA, changes in laws and regulations or their interpretation, including, among others, changes in tax laws and regulations internationally and in the U.S., the adoption of global minimum taxation requirements outside the U.S. generally effective in most jurisdictions
January 1, 2024 and potential changes to existing tax law by the current U.S. Presidential administration and Congress;
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
On March 12, 2023, we entered into a merger agreement with Seagen. The transaction is expected to close in late 2023 or early 2024, and remains subject to customary closing conditions, including receipt of required regulatory approvals. As a result, there is no assurance that the acquisition will be consummated in the anticipated timeframe or at all. In addition, Pfizer may be required to pay Seagen a reverse termination fee of approximately $2.22 billion, subject to certain limitations set forth in the merger agreement, if the merger agreement is terminated by either party as a result of certain antitrust and/or foreign direct investment law-related conditions. Any failure to consummate the acquisition in the anticipated timeframe or at all could prevent Pfizer from receiving the expected benefits from the acquisition. See Note 1 and the Forward-Looking Information and Factors That May Affect Future Results section within MD&A.
We have expended and will continue to expend significant time and resources in connection with the acquisition of Seagen and have incurred substantial indebtedness to fund the acquisition.
Pfizer has expended and will continue to expend significant management time and resources and expenses related to the acquisition of Seagen, many of which must be paid regardless of whether the acquisition is consummated. For example, such time, resources and expenses are being and will continue to be incurred in connection with seeking regulatory approvals for the transaction. We intend to finance a portion of the transaction with the proceeds from the $31 billion of long-term debt issued in May 2023, plus additional short-term indebtedness to be issued prior to the acquisition, which indebtedness may limit our operating or financial flexibility relative to our current position.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following summarizes purchases of our common stock during the third quarter of 2023:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Value of Shares That May Yet Be Purchased Under the Plan(b)
July 3 through July 30, 2023	14,608	$38.14	—	$3,292,882,444
July 31 through August 27, 2023	57,757	$35.49	—	$3,292,882,444
August 28 through October 1, 2023	28,145	$34.73	—	$3,292,882,444
Total	100,510	$35.66	—
(a)Represents (i) 98,065 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive programs and (ii) the open market purchase by the trustee of 2,445 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who deferred receipt of performance share awards.
(b)See the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk—Capital Allocation Framework section within MD&A of this Form 10-Q and Note 12 in our 2022 Form 10-K.
ITEM 5. OTHER INFORMATION
During the three months ended October 1, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 6. EXHIBITS

Exhibit 10.1	-	Amended and Restated Pfizer Inc. Global Performance Plan
Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101:
EX-101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX-101.SCH EX-101.CAL EX-101.LAB EX-101.PRE EX-101.DEF	Inline XBRL Taxonomy Extension Schema
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

Pfizer Inc.
(Registrant)

Dated:	November 8, 2023	/s/ Jennifer B. Damico
Jennifer B. Damico Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)