Form 10-K
period 2023-12-31
PFIZER INC
filed 2024-02-22
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
Large Accelerated filer ☒              Accelerated filer ☐                 Non-accelerated filer  ☐         Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $207 billion. This excludes shares of common stock held by directors and executive officers. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The registrant has no non-voting common stock.
The number of shares outstanding of the registrant’s common stock as of February 15, 2024 was 5,646,778,425 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2024 Annual Meeting of Shareholders	Part III

DEFINED TERMS
Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Form 10-K (defined below) refer to Pfizer Inc. and its subsidiaries. For each year presented, Pfizer’s fiscal year-end for subsidiaries operating outside the U.S. is as of and for the year ended November 30 and for U.S. subsidiaries is as of and for the year ended December 31. References to “Notes” in this Form 10-K are to the Notes to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data in this Form 10-K. We also have used several other terms in this Form 10-K, most of which are explained or defined below:

Form 10-K	This Annual Report on Form 10-K for the fiscal year ended December 31, 2023
2022 Form 10-K	Our Annual Report on Form 10-K for the fiscal year ended December 31, 2022
Proxy Statement	Proxy Statement for the 2024 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2023
ABO	Accumulated benefit obligation; represents the present value of the benefit obligation earned through the end of the year but does not factor in future compensation increases
ACIP	Advisory Committee on Immunization Practices
ADC	Antibody-Drug Conjugate
Alexion	Alexion Pharma International Operations Limited, a subsidiary of AstraZeneca PLC
ALK	anaplastic lymphoma kinase
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Arena	Arena Pharmaceuticals, Inc.
Array	Array BioPharma Inc.
Arvinas	Arvinas, Inc.
Astellas	Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.
ATTR-CM	transthyretin amyloid cardiomyopathy
Beam	Beam Therapeutics Inc.
Biohaven	Biohaven Pharmaceutical Holding Company Limited
BioNTech	BioNTech SE
Biopharma	Global Biopharmaceuticals Business
Blackstone	Blackstone Life Sciences
BLA	Biologics License Application
BMS	Bristol-Myers Squibb Company
BOD	Board of Directors
CDC	U.S. Centers for Disease Control and Prevention
cGMP	current Good Manufacturing Practices
CGRP	calcitonin gene-related peptide
CMS	Centers for Medicare & Medicaid Services
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

Consumer Healthcare JV	GSK Consumer Healthcare JV
COVID-19	novel coronavirus disease of 2019
DEA	U.S. Drug Enforcement Agency
Developed Europe	Includes the following markets: Western Europe, Scandinavian countries and Finland
Developed Markets	Includes the following markets: U.S., Developed Europe and Developed Rest of World
Developed Rest of World	Includes the following markets: Japan, Canada, South Korea, Australia and New Zealand
EC	European Commission
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Eastern Europe, Central Europe, the Middle East, Africa and Turkey
EPS	earnings per share
ESG	Environmental, Social and Governance
ESOP	employee stock ownership plan
EU	European Union
EUA	emergency use authorization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration
FFDCA	U.S. Federal Food, Drug and Cosmetic Act
GAAP	Generally Accepted Accounting Principles

Pfizer Inc.	2023 Form 10-K	i

GBT	Global Blood Therapeutics, Inc.
GDFV	grant-date fair value
Genmab	Genmab A/S
GPD	Global Product Development organization
GSK	GSK plc
Haleon	Haleon plc
HHS	U.S. Department of Health and Human Services
HIPAA	Health Insurance Portability and Accountability Act of 1996
Hospira	Hospira, Inc.
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
IRC	Internal Revenue Code
IRS	U.S. Internal Revenue Service
IT	information technology
JV	joint venture
King	King Pharmaceuticals LLC (formerly King Pharmaceuticals, Inc.)
LIBOR	London Interbank Offered Rate
LOE	loss of exclusivity
MCO	managed care organization
mCRC	metastatic colorectal cancer
mCRPC	metastatic castration-resistant prostate cancer
mCSPC	metastatic castration-sensitive prostate cancer
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MDL	Multi-District Litigation
Medivation	Medivation LLC (formerly Medivation, Inc.)
Meridian	Meridian Medical Technologies, Inc.
Moody’s	Moody’s Investors Service
mRNA	messenger ribonucleic acid
MSA	Manufacturing Supply Agreement
Mylan	Mylan N.V.
Mylan-Japan collaboration	a pre-existing strategic collaboration between Pfizer and Mylan for generic drugs in Japan that terminated on December 21, 2020
NAV	net asset value
NDA	new drug application
Nimbus	NimbusTherapeutics, LLC
nmCRPC	non-metastatic castration-resistant prostate cancer
nmCSPC	non-metastatic castration-sensitive prostate cancer
NSCLC	non-small cell lung cancer
NYSE	New York Stock Exchange
ODT	oral disintegrating tablet
Ono	Ono Pharmaceutical Co., Ltd.
OPKO	OPKO Health, Inc.
ORD	Oncology Research and Development
OTC	over-the-counter
Paxlovid*	an oral COVID-19 treatment (nirmatrelvir tablets and ritonavir tablets)
PBM	pharmacy benefit manager
PBO	Projected benefit obligation; represents the present value of the benefit obligation earned through the end of the year and factors in future compensation increases
PC1	Pfizer CentreOne
PGS	Pfizer Global Supply
Pharmacia	Pharmacia LLC (formerly Pharmacia Corporation)
PIE	Pfizer Investment Enterprises Pte. Ltd. (a wholly-owned finance subsidiary of Pfizer)
PP&E	Property, plant and equipment
PRAC	Pharmacovigilance Risk Assessment Committee
PRD	Pfizer Research and Development
Prevnar family	Includes Prevnar 20/Apexxnar (pediatric and adult) and Prevnar 13/Prevenar 13 (pediatric and adult)
PsA	psoriatic arthritis
QCE	quality consistency evaluation
RA	rheumatoid arthritis

Pfizer Inc.	2023 Form 10-K	ii

RCC	renal cell carcinoma
R&D	research and development
ReViral	ReViral Ltd.
ROU	right of use
RSV	respiratory syncytial virus
S&P	Standard & Poor’s
Seagen	Seagen Inc. and its subsidiaries
SEC	U.S. Securities and Exchange Commission
SI&A	selling, informational and administrative
SMPA	Sumitomo Pharma America, Inc.
Takeda	Takeda Pharmaceutical Company Limited
Tax Cuts and Jobs Act or TCJA	Legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017
Trillium	Trillium Therapeutics ULC (formerly Trillium Therapeutics Inc.)
TSAs	transition service arrangements
UC	ulcerative colitis
U.K.	United Kingdom
Upjohn Business	Pfizer’s former global, primarily off-patent branded and generics business, which included a portfolio of 20 globally recognized solid oral dose brands, including Lipitor, Lyrica, Norvasc, Celebrex and Viagra, as well as a U.S.-based generics platform, Greenstone, that was spun-off on November 16, 2020 and combined with Mylan to create Viatris
U.S.	United States
Valneva	Valneva SE
VBP	volume-based procurement
Viatris	Viatris Inc.
ViiV	ViiV Healthcare Limited
Vyndaqel family	Includes Vyndaqel, Vyndamax and Vynmac
WRDM	Worldwide Research, Development and Medical
WTO	World Trade Organization
Wyeth	Wyeth LLC (formerly Wyeth)
*The Pfizer-BioNTech COVID-19 Vaccine (2023-2024 Formula) and certain uses of Paxlovid have not been approved or licensed by the FDA. The Pfizer-BioNTech COVID-19 Vaccine (2023-2024 Formula) has been authorized for emergency use by the FDA under an EUA to prevent COVID-19 in individuals aged 6 months through 11 years of age. Paxlovid has been authorized for emergency use by the FDA under an EUA for the treatment of mild-to-moderate COVID-19 in pediatric patients (12 years of age and older weighing at least 40 kg) who are at high risk for progression to severe COVID-19, including hospitalization or death. The emergency uses are only authorized for the duration of the declaration that circumstances exist justifying the authorization of emergency use of the medical product during the COVID-19 pandemic under Section 564(b)(1) of the FFDCA, unless the declaration is terminated or authorization revoked sooner. Please see the EUA Fact Sheets at www.covid19oralrx.com and www.cvdvaccine-us.com.
This Form 10-K includes discussion of certain clinical studies relating to various in-line products and/or product candidates. These studies typically are part of a larger body of clinical data relating to such products or product candidates, and the discussion herein should be considered in the context of the larger body of data. In addition, clinical trial data are subject to differing interpretations, and, even when we view data as sufficient to support the safety and/or efficacy of a product candidate or a new indication for an in-line product, regulatory authorities may not share our views and may require additional data or may deny approval altogether.
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
Throughout this Form 10-K, we “incorporate by reference” certain information from other documents filed or to be filed with the SEC, including our Proxy Statement. Please refer to this information. This Form 10-K will be available on our website on or about February 22, 2024. Our Proxy Statement will be available on our website on or about March 14, 2024.
Our 2023 Impact Report, which provides enhanced ESG disclosures, will be available on our website on or about March 14, 2024. We also have a Pfizer Investor Insights website, which includes articles on the company, its products and its pipeline, located at insights.pfizer.com. Information in our 2023 Impact Report and on the Pfizer Investor Insights website are not incorporated by reference into this Form 10-K.
We may use our website as a means of disclosing material information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. These disclosures are included on our website in the “About—Investors” or “Newsroom” sections. Accordingly, investors should monitor these portions of our website, in addition to following our press releases, SEC filings, public conference calls and webcasts, as well as our social media channels (our Facebook page, Instagram account (@Pfizerinc), YouTube page, LinkedIn page, and X (formerly known as Twitter) accounts (@Pfizer and @Pfizer_News)). The information contained on our website, our Facebook, Instagram, YouTube and LinkedIn pages or our X accounts, or any third-party website, is not incorporated by reference into this Form 10-K.
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

Pfizer Inc.	2023 Form 10-K	iii

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

Pfizer Inc.	2023 Form 10-K	iv

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
•reorganizations, business plans, strategy, goals and prospects;
•expectations for our product pipeline, in-line products and product candidates, including anticipated regulatory submissions, data read-outs, study starts, approvals, launches, clinical trial results and other developing data; revenue contribution and projections; potential pricing and reimbursement; potential market dynamics, including patient demand, market size and utilization rates; and growth, performance, timing of exclusivity and potential benefits;
•strategic reviews, capital allocation objectives, dividends and share repurchases;
•plans for and prospects of our acquisitions, dispositions and other business development activities, and our ability to successfully capitalize on growth opportunities and prospects;
•sales, expenses, interest rates, foreign exchange rates and the outcome of contingencies, such as legal proceedings;
•expectations regarding the impact of or changes to existing or new government regulations or laws;
•our ability to anticipate and respond to and our expectations regarding the impact of macroeconomic, geopolitical, health and industry trends, pandemics, acts of war and other large-scale crises; and
•manufacturing and product supply.
In particular, forward-looking information in this Form 10-K includes statements relating to specific future actions, performance and effects, including, among others, the expected benefits of the organizational changes to our operations; our anticipated operating and financial performance; our ongoing efforts to respond to COVID-19, including our plans and expectations regarding Comirnaty and Paxlovid, and any potential future vaccines or treatments, including anticipated revenue and expectations for the commercial market for Comirnaty and Paxlovid; our expectations regarding the impact of COVID-19 on our business; expected patent terms; the expected impact of patent expiries and generic and biosimilar competition; the expected pricing pressures on our products and the anticipated impact to our business; the benefits expected from our business development transactions, including our December 2023 acquisition of Seagen; our anticipated liquidity position; the anticipated costs, savings and potential benefits from certain of our initiatives, including our enterprise-wide Realigning our Cost Base program, which we launched in October 2023, and our Transforming to a More Focused Company program; our expectations regarding the impact from the 2023 tornado on our manufacturing facility in Rocky Mount, NC; our greenhouse gas emission reduction goals; our planned capital spending; and our capital allocation framework.
Given their nature, we cannot assure that any outcome expressed in these forward-looking statements will be realized in whole or in part. Actual outcomes may vary materially from past results and those anticipated, estimated, implied or projected. These forward-looking statements may be affected by underlying assumptions that may prove inaccurate or incomplete, or by known or unknown risks and uncertainties, including those described in this section, in the Item 1A. Risk Factors section or in MD&A.
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
Some of the factors that could cause actual results to differ are identified below, as well as those discussed in the Item 1A. Risk Factors section and within MD&A. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. The occurrence of any of the risks identified below, in the Item 1A. Risk Factors section, or within MD&A, or other risks currently unknown, could have a material adverse effect on our business, financial condition or results of operations, or we may be required to increase our accruals for contingencies. It is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties:
Risks Related to Our Business, Industry and Operations, and Business Development:
•the outcome of R&D activities, including the ability to meet anticipated pre-clinical or clinical endpoints, commencement and/or completion dates for our pre-clinical or clinical trials, regulatory submission dates, and/or regulatory approval and/or launch dates; the possibility of unfavorable pre-clinical and clinical trial results, including the possibility of unfavorable new pre-clinical or clinical data and further analyses of existing pre-clinical or clinical data; risks associated with preliminary, early stage or interim data; the risk that pre-clinical and clinical trial data are subject to differing interpretations and assessments, including during the peer review/publication process, in the scientific community generally, and by regulatory authorities; and whether and when additional data from our pipeline programs will be published in scientific journal publications, and if so, when and with what modifications and interpretations;
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
•claims and concerns that may arise regarding the safety or efficacy of in-line products and product candidates, including claims and concerns that may arise from the outcome of post-approval clinical trials, which could impact marketing approval, product labeling, and/or availability or commercial potential;

Pfizer Inc.	2023 Form 10-K	1

•the success and impact of external business development activities, such as the recent acquisition of Seagen, including the ability to identify and execute on potential business development opportunities; the ability to satisfy the conditions to closing of announced transactions in the anticipated time frame or at all; the ability to realize the anticipated benefits of any such transactions in the anticipated time frame or at all; the potential need for and impact of additional equity or debt financing to pursue these opportunities, which has in the past and could in the future result in increased leverage and/or a downgrade of our credit ratings and could limit our ability to obtain future financing; challenges integrating the businesses and operations; disruption to business and operations relationships; risks related to growing revenues for certain acquired or partnered products; significant transaction costs; and unknown liabilities;
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
•risks and uncertainties related to our efforts to continue to develop and commercialize Comirnaty and Paxlovid or any potential future COVID-19 vaccines, treatments or combinations, as well as challenges related to their manufacturing, supply and distribution, including, among others, the risk that as the market for COVID-19 products continues to become more endemic and seasonal, demand for our COVID-19 products has and may continue to be reduced or not meet expectations, or may no longer exist, which has and may continue to lead to reduced revenues, excess inventory on-hand and/or in the channel which, for Paxlovid and Comirnaty, resulted in significant inventory write-offs in 2023 and could continue to result in inventory write-offs, or other unanticipated charges; challenges related to the transition to the commercial market for our COVID-19 products; uncertainties related to the public’s adherence to vaccines, boosters, treatments or combinations; and risks related to our ability to accurately predict or achieve our revenue forecasts for Comirnaty and Paxlovid or any potential future COVID-19 vaccines or treatments;
•trends toward managed care and healthcare cost containment, and our ability to obtain or maintain timely or adequate pricing or favorable formulary placement for our products;
•interest rate and foreign currency exchange rate fluctuations, including the impact of currency devaluations and monetary policy actions in countries experiencing high inflation or deflation rates;
•any significant issues involving our largest wholesale distributors or government customers, which account for a substantial portion of our revenues;
•the impact of the increased presence of counterfeit medicines, vaccines or other products in the pharmaceutical supply chain;
•any significant issues related to the outsourcing of certain operational and staff functions to third parties;
•any significant issues related to our JVs and other third-party business arrangements, including modifications related to supply agreements or other contracts with customers including governments or other payors;
•uncertainties related to general economic, political, business, industry, regulatory and market conditions including, without limitation, uncertainties related to the impact on us, our customers, suppliers and lenders and counterparties to our foreign-exchange and interest-rate agreements of challenging global economic conditions, such as inflation or interest rate fluctuations, and recent and possible future changes in global financial markets;
•the exposure of our operations globally to possible capital and exchange controls, economic conditions, expropriation, sanctions and/or other restrictive government actions, changes in intellectual property legal protections and remedies, unstable governments and legal systems and inter-governmental disputes;
•the impact of disruptions related to climate change and natural disasters, including uncertainties related to the impact of the tornado at our manufacturing facility in Rocky Mount, NC in 2023;
•any changes in business, political and economic conditions due to actual or threatened terrorist activity, geopolitical instability, political or civil unrest or military action, including the ongoing conflicts between Russia and Ukraine and in the Middle East and the resulting economic or other consequences;
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
•the impact of, and risks and uncertainties related to, restructurings and internal reorganizations, as well as any other corporate strategic initiatives and growth strategies, and cost-reduction and productivity initiatives, each of which requires upfront costs but may fail to yield anticipated benefits and may result in unexpected costs, organizational disruption, adverse effects on employee morale, retention issues or other unintended consequences;
•the ability to successfully achieve our climate goals and progress our environmental sustainability and other ESG priorities;
Risks Related to Government Regulation and Legal Proceedings:
•the impact of any U.S. healthcare reform or legislation or any significant spending reduction or cost control efforts affecting Medicare, Medicaid or other publicly funded or subsidized health programs, including the IRA, or changes in the tax treatment of employer-sponsored health insurance that may be implemented;
•U.S. federal or state legislation or regulatory action and/or policy efforts affecting, among other things, pharmaceutical product pricing, intellectual property, reimbursement or access or restrictions on U.S. direct-to-consumer advertising; limitations on

Pfizer Inc.	2023 Form 10-K	2

interactions with healthcare professionals and other industry stakeholders; as well as pricing pressures for our products as a result of highly competitive biopharmaceutical markets;
•legislation or regulatory action in markets outside of the U.S., such as China or Europe, including, without limitation, laws related to pharmaceutical product pricing, intellectual property, medical regulation, environmental protections, reimbursement or access, including, in particular, continued government-mandated reductions in prices and access restrictions for certain biopharmaceutical products to control costs in those markets;
•legal defense costs, insurance expenses, settlement costs and contingencies, including without limitation, those related to actual or alleged environmental contamination;
•the risk and impact of an adverse decision or settlement and risk related to the adequacy of reserves related to legal proceedings;
•the risk and impact of tax related litigation and investigations;
•governmental laws and regulations affecting our operations, including, without limitation, the IRA, changes in laws and regulations or their interpretation, including, among others, changes in tax laws and regulations internationally and in the U.S., the adoption of global minimum taxation requirements outside the U.S. generally effective in most jurisdictions since January 1, 2024 and potential changes to existing tax law by the current U.S. Presidential administration and Congress, including the proposed “Tax Relief for American Families and Workers Act of 2024”;
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
•risks and challenges related to the use of artificial intelligence-based software;
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
Most of our revenues come from the manufacture and sale of biopharmaceutical products. We also sell products for the detection of certain illnesses and provide end-to-end R&D services to select innovative biotech companies. We believe that our medicines and vaccines provide significant value for healthcare providers and patients through improved treatment of diseases and improvements in health, wellness and productivity as well as by reducing other healthcare costs, such as emergency room visits or hospitalizations. We seek to enhance the value of our medicines and vaccines and actively engage in dialogues about how we can best work with patients, physicians and payors to prevent and treat disease and improve outcomes. We seek to maximize patient access and evaluate our pricing arrangements and contracting methods with payors to minimize adverse impact on our revenues within the current legal and pricing structures.
We are committed to fulfilling our purpose: Breakthroughs that change patients’ lives. Our purpose fuels everything we do and reflects both our passion for science and our commitment to patients. Our core business principles are:
1.Trust is Everything
2.Science Will Win
3.Disruption Calls for Innovation
4.Time is Life
5.Execution Makes the Difference.
In addition, Pfizer’s ESG strategy, which is integrated into our corporate strategy, focuses on six areas where we see opportunities to create a meaningful impact: product innovation; equitable access and pricing; product quality and safety; diversity, equity and inclusion; climate change; and business ethics.
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

Pfizer Inc.	2023 Form 10-K	3

capabilities. We assess our business, assets and scientific capabilities/portfolio as part of our regular, ongoing portfolio review process and also continue to consider business development activities that will help advance our business strategy.
On December 14, 2023, we completed our acquisition of Seagen, a global biotechnology company that discovers, develops and commercializes transformative cancer medicines. With the addition of Seagen’s pipeline and its four in-line medicines (Padcev, Adcetris, Tukysa and Tivdak), Pfizer’s oncology portfolio spans multiple modalities, including ADCs, small molecules, bispecifics and other immunotherapies. In addition to the acquisition of Seagen, our significant recent business development activities in 2023 include, among others, the September 2023 divestiture of our early-stage rare disease gene therapy portfolio to Alexion. For a further discussion of our strategy and our business development initiatives, see the Overview of Our Performance, Operating Environment, Strategy and Outlook section within MD&A and Note 2.
COMMERCIAL OPERATIONS
In 2023, we managed our commercial operations through a global structure consisting of two operating segments, each led by a single manager: Biopharma, our innovative science-based biopharmaceutical business, and Business Innovation, an operating segment established in the first quarter of 2023 that includes PC1, our contract development and manufacturing organization and a leading supplier of specialty active pharmaceutical ingredients, and Pfizer Ignite, an offering that provides strategic guidance and end-to-end R&D services to select innovative biotech companies that align with our R&D focus areas. In 2023, Biopharma was the only reportable segment. The commercial structure within Biopharma included three broad customer groups in 2023: Primary Care, Specialty Care and Oncology.
At the beginning of 2024, we made changes in our commercial organization to incorporate Seagen and improve focus, speed and execution. Specifically, within our Biopharma reportable segment we created the Pfizer Oncology Division, the Pfizer U.S. Commercial Division, and the Pfizer International Commercial Division:

Division	Description
Pfizer Oncology Division
Combines the U.S. Oncology commercial organizations, global Oncology marketing organizations and global and U.S. Oncology medical affairs from both Pfizer and Seagen. Includes innovative oncology product portfolio of ADCs, small molecules, bispecifics and other immunotherapies that treat a wide range of cancers including certain types of breast cancer, genitourinary cancer and hematologic malignancies, as well as certain types of melanoma, gastrointestinal, gynecological and thoracic cancers, which includes lung cancer.

Pfizer U.S. Commercial Division	Includes the U.S. Primary Care and U.S. Specialty Care customer groups, the Chief Marketing Office, the Global Chief Medical Affairs Office and Global Access & Value.
U.S. Primary Care includes:
•Internal medicine product portfolio of brands in cardiovascular metabolic, bone graft for spinal fusion and women’s health, as well as post-LOE brands.
•Migraine product portfolio.
•Vaccines product portfolio across all ages with a pipeline focus on infectious diseases with significant unmet medical need, including COVID-19.
•Treatment for COVID-19.
•Products for detection of COVID-19 and influenza.
U.S. Specialty Care includes:
•Inflammation & immunology product portfolio of brands and biosimilars for chronic immune and inflammatory diseases.
•Rare disease product portfolio of brands for a number of therapeutic areas with rare diseases, including amyloidosis, hemophilia, endocrine diseases and sickle cell disease.
•Hospital product portfolio of sterile injectable and immunoglobulin medicines.
Pfizer International Commercial Division	Includes the ex-U.S. commercial and medical affairs organizations covering Pfizer’s entire product portfolio in all international markets.
Select products within Oncology, Primary Care and Specialty Care include:
•Oncology: Ibrance, Xtandi, Inlyta, Bosulif, Lorbrena, Braftovi, Mektovi, Padcev, Adcetris, Talzenna, Tukysa, Elrexfio and Tivdak
•Primary Care:
◦Internal medicine: Eliquis, the Premarin family and BMP2
◦Migraine: Nurtec ODT/Vydura and Zavzpret
◦Vaccines: Comirnaty, the Prevnar family, Abrysvo, FSME/IMMUN-TicoVac, Nimenrix and Trumenba
◦Treatment for COVID-19: Paxlovid
◦Detection of COVID-19 and influenza: Lucira by Pfizer
•Specialty Care:
◦Inflammation & immunology: Xeljanz, Enbrel (outside the U.S. and Canada), Inflectra, Cibinqo, Litfulo and Velsipity
◦Rare disease: the Vyndaqel family, Genotropin, BeneFIX, Oxbryta, Somavert and Ngenla
◦Hospital: Sulperazon, Zavicefta, Zithromax, Medrol and Panzyga
For additional information on our operating segments and products, including product revenues, see Note 17, and for additional information on the key operational revenue drivers of our business, see the Analysis of the Consolidated Statements of Income section within MD&A. For a discussion of the risks associated with our dependence on certain of our major products, see the Item 1A. Risk Factors—Concentration section.
RESEARCH AND DEVELOPMENT
R&D is at the heart of fulfilling our purpose to deliver breakthroughs that change patients’ lives as we work to translate advanced science and technologies into the medicines and vaccines that may be the most impactful for patients. In addition to discovering and developing new products, our R&D efforts seek to add value to our existing products by improving their safety, efficacy and ease of dosing and by discovering potential new indications.

Pfizer Inc.	2023 Form 10-K	4

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
Our R&D Operations. In 2023, we continued to strengthen our global R&D operations and pursue strategies to improve R&D productivity to achieve a sustainable pipeline that is positioned to deliver value in the near term and over time. Our R&D activity is conducted through various platform functions that support our global operations. Beginning in July 2023, in consideration of planned future investments in oncology, including the December 2023 acquisition of Seagen, we reorganized our R&D platform operations. Discovery to late-phase clinical development for oncology is performed by a new end-to-end Oncology Research and Development (ORD) organization and discovery to late-phase clinical development for all remaining therapeutic areas is consolidated into the end-to-end Pfizer Research and Development (PRD) organization. ORD and PRD replace our former WRDM and GPD organizations, where, prior to July 2023, research units within WRDM were generally responsible for research and early-stage development assets and, prior to July 2023, GPD was generally responsible for the clinical development strategy and operational execution of clinical trials for both early- and late-stage clinical assets in Pfizer’s pipeline. In 2023, Biopharma received R&D services from ORD, PRD and the predecessor WRDM and GPD organizations. These services included IPR&D projects for new investigational products and additional indications for in-line products.
We manage R&D operations on a total-company basis through our PRD and ORD organizations described above. Specifically, the Portfolio Management Team, currently led by our Chairman and Chief Executive Officer and composed of other senior executives, is accountable for aligning resources across PRD and ORD, and for helping to ensure optimal capital allocation across the innovative R&D portfolio. We believe that this approach also serves to maximize accountability and flexibility.
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
For additional information on our R&D operations, including R&D related costs and expenses, see the Costs and Expenses—Research and Development Expenses section within MD&A and Note 17.

Our R&D Pipeline. The process of drug and biological product discovery from initiation through development and to potential regulatory approval is lengthy and can take more than ten years. As of January 30, 2024, we had the following number of projects in various stages of R&D:
Development of a single compound is often pursued as part of multiple programs. While our product candidates may or may not receive regulatory approval, new candidates entering clinical development phases are the foundation for future products. Information concerning several of our drug and vaccine candidates in development, as well as supplemental filings for existing products, is set forth in the Product Developments section within MD&A. The discovery and development of drugs, vaccines and biological products are time consuming, costly and unpredictable. For information on the risks associated with R&D, see the Item 1A. Risk Factors—Research and Development section.
COLLABORATION AND CO-PROMOTION AGREEMENTS
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

Pfizer Inc.	2023 Form 10-K	5

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
•Orgovyx (relugolix) is an oral gonadotropin-releasing hormone (GnRH) receptor antagonist for the treatment of adult patients with advanced prostate cancer that is being developed and commercialized with SMPA. The companies are also collaborating on Myfembree (relugolix 40 mg, estradiol 1.0 mg, and norethindrone acetate 0.5 mg) for heavy menstrual bleeding associated with uterine fibroids in premenopausal women and the management of moderate to severe pain associated with endometriosis in premenopausal women. The companies equally share profits and allowable expenses in the U.S. for Orgovyx, and in the U.S. and Canada for Myfembree. Pfizer does not have rights outside of these markets. SMPA remains responsible for regulatory interactions and drug supply and continues to lead clinical development for the relugolix combination tablet.
•Padcev (enfortumab vedotin-ejfv) is a first-in-class ADC that is directed to Nectin-4, a protein located on the surface of cells and highly expressed in bladder cancer, that is being co-developed and jointly commercialized with Astellas. In the U.S., Padcev has been approved for use with Keytruda (pembrolizumab) for adult patients with locally advanced or metastatic urothelial cancer. Other approvals and indications for Padcev vary by market. In the U.S., the companies jointly promote, and we record net sales and are responsible for all U.S. distribution activities for Padcev. The companies each bear the costs of their own sales organizations in the U.S., and equally share certain other costs associated with commercializing and any profits realized in the U.S. for Padcev. Outside the U.S., we have commercialization rights in all countries in North and South America, and Astellas has commercialization rights in the rest of the world. The agreement between us and Astellas provides that the companies will effectively equally share in profits realized in markets outside of the U.S. through: (i) a costs-incurred and profit-sharing mechanism based on product sales and costs of commercialization in certain markets and (ii) a royalty-payment mechanism intended to approximate an equal profit share for both parties in the remaining markets.
In addition, we have collaboration and/or co-promotion arrangements with respect to certain other biopharmaceutical products, including Adcetris and Tivdak as a result of our acquisition of Seagen.
Revenues associated with these arrangements are included in Alliance revenues (except in certain markets where we have direct sales and except for the majority of revenues for Comirnaty and Padcev, which are included in Product revenues). In addition, we have collaboration arrangements for the development and commercialization of certain pipeline products that are in development stage, including, among others certain of those described in the Product Developments section within MD&A. For further discussion of collaboration and co-promotion agreements, see the Item 1. Business—Patents and Other Intellectual Property Rights section, the Item 1A. Risk Factors—Collaborations and Other Relationships with Third Parties section and Notes 2 and 17.
INTERNATIONAL OPERATIONS
Our operations are conducted globally, and we supply our medicines and vaccines to approximately 200 countries and territories. Emerging markets are an important component of our strategy for global leadership, and our commercial structure recognizes that the demographics and rising economic power of the fastest-growing emerging markets are becoming more closely aligned with the profile found within developed markets. Urbanization and the rise of the middle class in emerging markets provide potential growth opportunities for our products.
Revenues from operations outside the U.S. of $31.4 billion accounted for 54% of Total revenues in 2023. Revenues exceeded $500 million in each of 14, 24 and 21 countries outside the U.S. in 2023, 2022 and 2021, respectively. The decrease in the number of countries exceeding $500 million in revenues from 2022 to 2023 was primarily driven by decreases in revenues related to Comirnaty and Paxlovid. As a percentage of Total revenues, our largest country outside the U.S. was Japan in 2023. For a geographic breakdown of Total revenues, see the Total Revenues by Geography section within MD&A and Note 17B.
Our international operations are subject to risks inherent in carrying on business in other countries. See the Item 1A. Risk Factors—Global Operations and Item 1. Business—Government Regulation and Price Constraints sections.
SALES AND MARKETING
Our prescription biopharmaceutical products, with the exception of Paxlovid in 2022 and 2023, are sold principally to wholesalers, but we also sell directly to retailers, hospitals, clinics, government agencies and pharmacies. In 2022 and 2023, we principally sold Paxlovid globally to government agencies. Our vaccines in the U.S. are primarily sold directly to the federal government (including the CDC), wholesalers, individual provider offices, retail pharmacies and integrated delivery systems. Our vaccines outside the U.S. are primarily sold to government and non-government institutions. Certain of these government contracts may be renegotiated or terminated at the discretion of a government entity. Our

Pfizer Inc.	2023 Form 10-K	6

contracts with government and supranational organizations for the sales of Comirnaty and Paxlovid, which are binding contracts, represented a significant amount of revenues in 2022 and 2023. Sales of Comirnaty and Paxlovid in the U.S. transitioned to commercial channels in the second half of 2023. For information on our October 2023 amended agreement with the U.S. government regarding Paxlovid, see Note 17C.
We also seek to gain access for our products on formularies, which are lists of approved medicines available to members of healthcare programs or PBMs. PBMs use various benefit designs, such as tiered co-pays for formulary products, to drive utilization of products in preferred formulary positions. We may also work with payors on disease management programs that help to develop tools and materials to educate patients and physicians on key disease areas. For information on our significant customers, see Note 17C.
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
As part of our commitment to engaging our customers in a manner they prefer, we take an omnichannel approach, including both virtual and in person interactions, and see generally positive customer response to both approaches.
PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS
Patents. We own or have co-promotion and/or license rights related to a number of patents covering pharmaceutical and other products, their uses, formulations, and product manufacturing processes.
Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The scope of protection afforded by a patent can vary from country to country and depends on the patent type, the scope of its patent claims and the availability of legal remedies. Patent term extensions (PTE) may be available in some countries to compensate for a loss of patent term due to delay in a product’s approval due to the regulatory requirements, while patent term adjustment may be available in some countries to compensate for administrative delays during prosecution of patents. One of the primary considerations in limiting our operations in some countries outside the U.S. is the lack of effective intellectual property protection for our products, although international and U.S. free trade agreements have included some global protection of intellectual property rights. See the Item 1. Business—Government Regulation and Price Constraints section.
In various markets, a period of regulatory exclusivity may be provided for drugs or vaccines upon approval. The scope and term of such exclusivity will vary but, in general, the period will run concurrently with the term of any existing patent rights associated with the drug at the time of approval.
Based on current sales and other factors, and considering the competition with products sold by our competitors, the patent rights we consider most significant in relation to our business as a whole, together with the year in which the basic product patent expires, are as follows:

Pfizer Inc.	2023 Form 10-K	7

Product	U.S. Basic Product Patent Expiration Year(1)	Major Europe Basic Product Patent Expiration Year(1)	Japan Basic Product Patent Expiration Year(1)
Inlyta	2025	2025	2025
Xeljanz	2025	2028(2)	2025
Prevnar 13/Prevenar 13	2026	(3)	2029
Eliquis	2026(4)	2026(5)	2026
Ibrance	2027	2028	2028
Xtandi(6)	2027	(6)	(6)
Vyndaqel/Vyndamax/Vynmac	2024(7) (2028 pending PTE)	2026	2026/2029(8)
Adcetris(9)	2024(10)	(9)	(9)
Nurtec ODT/Vydura	2030 (2034 pending PTE)	2035	2030(11)
Braftovi(12)	2030 (2031 pending PTE)	(12)	(12)
Mektovi(12)	2031(13)	(12)	(12)
Talzenna	2029 (2032 pending PTE)	2034	2029
Oxbryta	2033	2037	2032(11)
Lorbrena	2033	2034	2036
Padcev(14)	2033(15)	(14)	(14)
Tukysa(16)	2031 (2034 pending PTE)	2031	2026(11)
Zavzpret	2031 (2034 pending PTE)	2031(11)	2031(11)
Velsipity	2029 (2034 pending PTE)	2029	2029(11)
Prevnar 20/Apexxnar	2033 (2035 pending PTE)	2033 (2037 pending SPC)	2033(11)
Ngenla(17)	2035(2)	2032(2)	2030(2)
Cibinqo	2034 (2036 pending PTE)	2036	2038
Tivdak(18)	2033(19)	2031(11)	(18)
Litfulo	2034 (2037 pending PTE)	2034 (2038 pending SPC)	2034 (2039 pending PTE)
Abrysvo	2036 (2037 pending PTE)	(22)	2036
Elrexfio	2036 (2037 pending PTE)	2036	2036(11)
Penbraya	2038	2038(11)	2038(11)
COVID-19 Products
Pfizer-BioNTech COVID-19 Vaccine(20)	2041	(21)(23)	(22)
Paxlovid	2041	2041	2041
Pfizer-BioNTech COVID-19 Vaccine, Bivalent (Original and Omicron BA.4/BA.5)/ Comirnaty Original/Omicron BA.1 Vaccine(20)	(22)	(22)(23)	(22)
XBB.1.5-Adapted Monovalent COVID-19 vaccine(20)	(22)	(22)(23)	(22)
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

Pfizer Inc.	2023 Form 10-K	8

remaining generic companies and following the resolution of the litigation in our favor, the three generic companies are not permitted to launch their products until the 2031 expiration date of the formulation patent. Both the composition of matter patent expiring in November 2026 and the formulation patent expiring in 2031 may be subject to future challenges. While we cannot predict the outcome of any potential future litigation, there are certain potential alternatives that might occur which could potentially permit generic launch prior to April 1, 2028: (i) if the formulation patent is held invalid or not infringed in future litigation, through appeal, the settled generic companies and any successful future litigant would be permitted to launch on November 21, 2026; or (ii) if both patents are held invalid or not infringed in future litigation, through appeal, the settled generic companies and any successful future litigant could launch products immediately upon such an adverse decision. Refer to Note 16A1 for more information.
(5)On October 31, 2023, the U.K. Supreme Court refused BMS’s permission to appeal in relation to the judgment having found the apixaban basic product patent and associated SPC invalid. Additional challenges are pending in other jurisdictions.
(6)Xtandi is being developed and commercialized in collaboration with Astellas, which has exclusive commercialization rights for Xtandi outside the U.S. Pfizer receives tiered royalties as a percentage of international Xtandi net sales.
(7)Interim patent term extension requests have been granted extending the expiry from December 2023 to December 2024 and Pfizer has filed applications for patent term extension to 2028.
(8)Vyndaqel (tafamidis meglumine) basic patent expiry in Japan is August 2026 for treatment of polyneuropathy. Vynmac (tafamidis) was approved in Japan for treatment of cardiomyopathy with regulatory exclusivity expiring in March 2029.
(9)Adcetris is being developed and commercialized in collaboration with Takeda. Pfizer has commercialization rights for Adcetris in the U.S. and its territories and in Canada. Takeda has commercialization rights in the rest of the world and pays Pfizer a royalty based on a percentage of Takeda's net sales of Adcetris in its licensed territories, based on annual net sales tiers.
(10)There are other U.S. patents covering related ADC uses, technology and manufacturing that remain in force beyond composition of matter expiry.
(11)Product not yet approved or authorized in this market.
(12)We have exclusive rights to Braftovi and Mektovi in the U.S., Canada and certain emerging markets. The Pierre Fabre Group has exclusive rights to commercialize both products in Europe and Ono has exclusive rights to commercialize both products in Japan. We receive royalties from The Pierre Fabre Group and Ono on sales of Braftovi and Mektovi in a majority of markets outside the U.S.
(13)Mektovi U.S. expiry is provided by a method of use patent.
(14)Padcev is being commercialized in collaboration with Astellas. Pfizer has co-promotion rights in the U.S. Outside the U.S., Pfizer has commercialization rights in all countries in North and South America, and Astellas has commercialization rights in the rest of the world, including Europe, Asia, Australia and Africa.
(15)There is a U.S. patent covering related ADC manufacturing that will remain in force beyond the composition of matter expiry.
(16)In September 2020, Seagen and Merck began a collaboration to commercialize Tukysa. As of December 31, 2023, this collaboration ended and all commercialization rights were returned to Seagen (Pfizer).
(17)Ngenla is being developed in collaboration with OPKO.
(18)Tivdak is developed and commercialized in collaboration with Genmab. Pfizer and Genmab have co-promotion rights in the U.S. Outside the U.S., Pfizer has commercialization rights in the rest of the world except for Japan, where Genmab has commercialization rights, and certain territories where Zai Lab Limited (Zai Lab) has commercialization rights (mainland China, Hong Kong, Macau, and Taiwan). Pfizer and Genmab equally share all costs and profits for Tivdak in the U.S., Europe, China (including the payments from Zai Lab described below) and Japan. In markets outside the U.S. other than Europe, China, and Japan, Pfizer will pay Genmab a royalty based on a percentage of aggregate net sales. Further, pursuant to the agreement with Zai Lab, Pfizer is entitled to receive potential development, regulatory and commercial milestone payments, and tiered royalties on net sales of Tivdak in the Zai Lab territories, which will be shared equally with Genmab.
(19)Expiry is provided by regulatory exclusivity in this market. In addition to regulatory exclusivity, there are U.S. patents covering related ADC manufacturing and technology that remain in force beyond the regulatory exclusivity expiry.
(20)Product is being commercialized in collaboration with BioNTech.
(21)The basic product patent has been granted in the U.K. and expires in 2041. In the other major markets, a patent application has been filed. If granted, a full term is expected.
(22)The basic product patent application has been filed in this market. If granted, a full term is expected in this market.
(23)Pfizer does not have co-promotion rights for this product in Germany.
For information regarding profit sharing and royalty arrangements for certain of these products, see Item 1. Business—Collaboration and Co-Promotion Agreements.
Loss of Intellectual Property Rights. The loss, expiration or invalidation of intellectual property rights, patent litigation settlements and judgments and the expiration of co-promotion and licensing rights can have a material adverse effect on our revenues. Once patent protection has expired or has been lost prior to the expiration date as a result of a legal challenge, we typically lose exclusivity on these products, and generic and biosimilar pharmaceutical manufacturers generally produce identical or highly similar products and sell them for a lower price. The date at which generic or biosimilar competition commences may be different from the date that the patent or regulatory exclusivity expires. However, when generic or biosimilar competition does commence, the resulting price competition can substantially decrease our revenues for the impacted products, often in a very short period of time. Also, if one of our product-related patents is found to be invalid by judicial, court or regulatory or administrative proceedings, generic or biosimilar products could be introduced, resulting in the erosion of sales of our existing products. Additionally, we could be subject to claims that our intellectual property rights infringe third party patents.
Certain of our products have experienced patent-based expirations or loss of regulatory exclusivity in certain markets in the last few years, and we expect certain products to face increased generic competition over the next few years. While additional patent expiries will continue, we expect a moderate impact of reduced revenues due to patent expiries from 2024 through 2025. We anticipate a more significant impact of reduced revenues from patent expiries in 2026 through 2030 as several of our in-line products experience patent-based expirations. There is no assurance that a particular product will maintain market exclusivity for the full time period that appears in the estimates included in this Form 10-K or that we assume when we provide our financial guidance. For additional information on the impact of LOEs on our revenues, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our 2023 Performance section within MD&A.
We continue to vigorously defend our patent rights against infringement, and we will continue to support efforts that strengthen worldwide recognition of patent rights while taking necessary steps to help ensure appropriate patient access. See the Item 1A. Risk Factors—Competitive Products, —Intellectual Property Protection and —Third-Party Intellectual Property Claims sections and Note 16A1.
Trademarks. Our products are sold under brand-name and logo trademarks and trade dress. Registrations generally are for fixed, but renewable, terms and protection is provided in some countries for as long as the mark is used while in others, for as long as it is registered. Protecting our trademarks is of material importance to us.

Pfizer Inc.	2023 Form 10-K	9

COMPETITION
Our business is conducted in intensely competitive and highly regulated markets. Many of our products face competition in the form of branded or generic drugs or biosimilars that treat similar diseases or indications. The principal forms of competition include efficacy, safety, ease of use and cost. Though the means of competition vary among our products, demonstrating the value of our products is a critical factor for success.
We compete with other companies that manufacture and sell products that treat or prevent diseases or indications similar to those treated or prevented by our major products. These competitors include other worldwide research-based biopharmaceutical companies, smaller research companies with more limited therapeutic focus and generic drug and biosimilar manufacturers. Our competitors also may devote substantial funds and resources to R&D and their successful R&D could result in erosion of the sales of our existing products and potential sales of our products in development, as well as product obsolescence. In addition, several of our competitors operate without large R&D expenses and make a regular practice of challenging our product patents before their expiration.
To help address competitive trends we continually emphasize innovation, which is underscored by our multi-billion-dollar investment in R&D, as well as our business development transactions, both designed to result in a strong and differentiated product pipeline. Our investment in research continues even after drug or vaccine approval as we seek to further demonstrate the value of our products for the conditions they treat or prevent, as well as investigating potential new applications. We educate patients, physicians, payors and global health authorities on the benefits and risks of our medicines and vaccines, and seek to continually enhance the organizational effectiveness of our biopharmaceutical functions, including our efforts to effectively launch and market our products to our customers.
Operating conditions have also shifted as a result of increased global competitive pressures, industry regulation and cost containment. We continue to evaluate, adapt and improve our organization and business practices in an effort to better meet customer and public needs. We believe that we have taken an industry-leading role in evolving our ethical approaches to U.S. direct-to-consumer advertising, interactions with, and payments to, healthcare professionals and medical education grants. We also continue to support programs to address patient affordability and access barriers, as we strive to advance fundamental health system change through our support for better healthcare solutions. For example, in May 2022, we launched An Accord for a Healthier World, which aims to provide our full portfolio of patented and off-patent medicines and vaccines for which Pfizer holds global rights on a not-for-profit basis to 1.2 billion people living in 45 lower-income countries around the world.
Our vaccines have and may continue to face competition, including from the introduction of alternative vaccines or “next-generation” vaccines prior to or after the expiration of their patents, which may adversely affect our future results.
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
Generic Products. Generic pharmaceutical manufacturers pose one of the biggest competitive challenges to our branded small molecule products because they can market a competing version of our product after the expiration or loss of our patent protection and often charge much less. Several competitors regularly challenge our product patents before their expiration. Generic competitors often operate without large R&D expenses, as well as without costs of conveying medical information about products to the medical community. In addition, the approval process in the U.S. and in the EU exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, allowing generic manufacturers to rely on the safety and efficacy data of the innovator product. In China, for example, given the expansion of the QCE process and continuation of the VBP program, we expect to continue to face intensified competition by certain generic manufacturers in 2024 and beyond, which has and may continue to result in price cuts and volume loss of some of our products. In addition, generic versions of competitors’ branded products have and may continue to compete with our products.
Commercial and government payors typically encourage the use of generics as alternatives to brand-name drugs in their healthcare programs, including Medicaid in the U.S., and U.S. laws generally allow, and in some cases require, pharmacists to substitute generic drugs for brand-name drugs. In a small subset of states, prescribing physicians are able to expressly prevent such substitution. Similar rules also apply in several EU member states, where national authorities typically encourage and incentivize the use of generic products.
Biosimilars. Certain of our biologic products, including Enbrel (we market Enbrel outside the U.S. and Canada), already face, or may face in the future, competition from biosimilars (also referred to as follow-on biologics). Biosimilars are versions of biologic medicines that have been developed and proven to be highly similar to the original biologic in terms of safety and efficacy and that have no clinically meaningful differences in safety, purity or potency. Biosimilars have the potential to offer high-quality, lower-cost alternatives to innovative biologic medicines. In the U.S., biosimilars referencing innovative biologic products are approved by the FDA under the U.S. Public Health Service Act, whereas in the EU the EMA is responsible for evaluating the majority of applications for biosimilars through the centralized procedure.
PRICING PRESSURES AND MANAGED CARE ORGANIZATIONS
Commercial Pricing Pressures. Pricing and access pressures in the commercial sector continue to be significant. Overall, there is increasing pressure on U.S. providers to deliver healthcare at a lower cost and to ensure that those expenditures deliver demonstrated value in terms of health outcomes. Many employers have adopted or make available high deductible health plans, which can increase out-of-pocket costs for medicines. This trend is likely to continue. Private third-party payors, such as health plans, increasingly challenge pharmaceutical product pricing, which could result in lower prices, lower reimbursement rates for payors and a reduction in demand for our products, including denial of coverage of our products, if lower cost alternatives are available. Payors often require significant discounts, or rebates, from our prices in exchange for more favorable formulary placement. Pricing pressures also may occur as a result of highly competitive biopharmaceutical markets and increasing concentration of insurers and PBMs. Healthcare provider purchasers, directly or through group purchasing organizations, are seeking enhanced discounts or implementing more rigorous bidding or purchasing review processes.
Longer term, we foresee a shift in focus among payors and their PBMs away from fee-for-service reimbursement towards outcomes-based payments and risk-sharing arrangements that reward providers and pharmaceutical manufacturers for cost reductions and improved patient outcomes. These new payment models can, at times, lead to lower prices for, and restricted access to, new medicines. At the same time, these models can also promote utilization of drugs by encouraging physicians to screen and diagnose and consider drugs as a means of forestalling more costly medical interventions. Further, these models may also encourage payors and their PBMs to cover higher cost drugs where coverage is tied to patient outcomes and other quality incentives.

Pfizer Inc.	2023 Form 10-K	10

The impact of large-scale healthcare disruptions, like the COVID-19 pandemic, on the pace of adoption of value-based payment models remains unclear. Both payors and providers may resist adopting such models or choose to adopt such models at a slower pace if the incentives available do not outweigh the financial risk involved. Adoption of such models, in particular models that involve downside risk, may depend on revenue predictability for hospitals and other institutional providers, many of which are still struggling to recover financially following the COVID-19 pandemic. Providers in more advanced value-based payment models, such as full capitation, a fixed amount paid in advance per-patient per-unit of time-period, generally found their revenues remained steady during the COVID-19 pandemic, which may ultimately encourage the growth of such models. Going forward, we expect continued focus on value-based payment models that support financial resiliency and advance healthcare equity by incorporating features intended to reduce disparities in healthcare quality and access experienced by underrepresented and underserved populations.
We believe medicines and vaccines are the most efficient and effective use of healthcare dollars based on the value they deliver to the overall healthcare system. We work with law makers and advocate for solutions that effectively improve patient health outcomes, lower costs to the healthcare system, and help ensure access to medicines and vaccines within an efficient and affordable healthcare system. This includes assessing our go-to market model to help address patient affordability challenges. We have engaged with major payors and the U.S. government to explore opportunities to improve access and reimbursement in an effort to drive pro-patient policies. In addition, in response to the evolving U.S. and global healthcare spending landscape, we work with health authorities, health technology assessment and quality measurement bodies and major U.S. payors throughout the product-development process to better understand how these entities value our compounds and products. Further, we are developing stronger support designed to demonstrate the net value of the medicines and vaccines that we discover or develop, register and manufacture.
For information on government pricing pressures, see the Item 1. Business—Government Regulation and Price Constraints and Item 1A. Risk Factors—Pricing and Reimbursement sections.
Managed Care Organizations. The evolution of managed care in the U.S. has been a major factor in the competitiveness of the healthcare marketplace. Approximately 318 million people in the U.S. now have some form of health insurance coverage, and the marketing of prescription drugs and vaccines to both consumers and the entities that manage coverage in the U.S. continues to grow in importance. In particular, the influence of MCOs has increased in recent years due to the growing number of patients receiving coverage through MCOs. At the same time, consolidation in the MCO industry has resulted in fewer, even larger MCOs, which enhances those MCOs’ ability to negotiate lower pricing and further increases their importance to our business. Since MCOs seek to contain and reduce healthcare expenditures, their growing influence has increased downward pressure on drug prices, as well as negatively impacted revenues.
MCOs and their PBMs typically negotiate prices with pharmaceutical providers by using formularies (which are lists of approved medicines available to MCO members), clinical protocols (which require prior authorization for a branded product if a generic product is available or require the patient to first fail on one or more generic products before permitting access to a branded medicine), long-term contracts and their ability to influence volume and market share of prescription drugs. In addition, by placing branded medicines on higher-tier or non-preferred status in their formularies, MCOs transfer to the patient higher patient out-of-pocket expenses. This financial disincentive is a tool for MCOs to manage drug costs and channel patients to medicines preferred by the MCOs. We expect payment reforms for MCOs will continue to evolve with increased emphasis on expanded participation and on removing barriers to equitable healthcare.
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
Exclusion of a product from a formulary or other MCO-implemented restrictions can significantly impact drug usage in the MCO patient population and beyond. Consequently, pharmaceutical companies compete to gain access to formularies for their products, typically on the basis of unique product features, such as greater efficacy, better patient ease of use, or fewer side effects, as well as the overall cost of the therapy. We continue to seek to ensure that our major products are included on MCO formularies. However, our branded products are increasingly being placed on the higher tiers or in a non-preferred status. Continuing efforts by managed care entities to contain or reduce costs of healthcare and/or impose price controls may adversely affect demand for our products and our financial performance. See the Item 1A. Risk Factors—Managed Care Trends section.
RAW MATERIALS
We procure raw materials essential to our business from numerous suppliers worldwide. In general, these materials have been available in sufficient quantities to support our demand and in many cases are available from multiple suppliers. No significant impact to our operations due to the availability of raw materials is currently anticipated in 2024. However, we continue to see heightened demand in the industry for certain components and raw materials, which could potentially result in constraining available supply leading to a possible future impact on our business. We are continuing to monitor and implement mitigation strategies to reduce any potential risk or impact including active supplier management, qualification of additional suppliers and advanced purchasing to the extent possible.
GOVERNMENT REGULATION AND PRICE CONSTRAINTS
We are subject to extensive regulation by government authorities in the countries in which we do business. This includes laws and regulations governing the operations of biopharmaceutical companies, such as the approval, manufacturing and marketing of products, pricing (including discounts and rebates) and price reporting, interactions with healthcare professionals, institutions, and referral sources, reporting of remuneration provided to healthcare providers and academic medical centers, financial assistance provided to patients, clinical research, data privacy and information security, among others. These laws and regulations may require administrative guidance for implementation, and a failure to comply could subject us to legal and/or administrative actions. Enforcement measures may include substantial fines and/or penalties, orders to stop non-compliant activities, criminal charges, warning letters, product recalls or seizures, delays in product approvals, exclusion from participation in government programs or contracts as well as limitations on conducting business in applicable jurisdictions, and could result in harm to our reputation and business. See Note 16A. Compliance with these laws and regulations may be costly, and may require significant technical expertise and capital investment to ensure compliance. While capital expenditures or operating costs for compliance with government regulations

Pfizer Inc.	2023 Form 10-K	11

cannot be predicted with certainty, we do not currently anticipate they will have a material effect on our capital expenditures or competitive position.
In the U.S.
Drug and Biologic Regulation. The FDA, pursuant to the FFDCA, the Public Health Service Act and other federal statutes and regulations, extensively regulates pre- and post-marketing activities related to our biopharmaceutical products and devices. The regulations govern areas such as safety and efficacy, clinical trials, advertising and promotion, quality control, manufacturing, labeling, distribution, post-marketing safety surveillance and reporting, and record keeping. Other U.S. federal agencies, including the DEA, also regulate certain of our products and activities.
For a biopharmaceutical company to market a drug or a biologic product, including vaccines, the FDA must evaluate whether the product is safe and effective for its intended use. If the FDA determines that the drug or biologic is safe and effective, the FDA will approve the product’s NDA or BLA (or supplemental NDA or supplemental BLA), as appropriate.
A drug or biologic may be subject to postmarketing commitments, which are studies or clinical trials that the product sponsor agrees to conduct, or postmarketing requirements, which are studies or clinical trials that are required as a condition of approval. In addition, we are also required to report adverse events and comply with cGMPs (the FDA regulations that govern all aspects of manufacturing quality for pharmaceuticals) and the Drug Supply Chain Security Act (the law that, among other things, sets forth requirements related to product tracing, product identifiers and verification for manufacturers, wholesale distributors, re-packagers and dispensers to facilitate the tracing of product through the pharmaceutical distribution supply chain), as well as advertising and promotion regulations. See the Item 1A. Risk Factors—Development, Regulatory Approval and Marketing of Products and —Post-Authorization/Approval Data sections.
In the context of public health emergencies, like the COVID-19 pandemic, we may apply to the FDA for an EUA which, if granted, allows for the distribution and use of our products during the declared emergency, in accordance with the conditions set forth in the EUA, unless the EUA is terminated by the government. Although the criteria for an EUA differ from the criteria for approval of an NDA or BLA, EUAs nevertheless require the development and submission of data to satisfy the relevant FDA standards, and a number of ongoing obligations. The FDA generally expects EUA holders to work toward submission of full applications, such as a BLA or an NDA, as soon as possible.
Biosimilar Regulation. The FDA is responsible for approval of biosimilars. Innovator biologics, or reference products, are entitled to 12 years exclusivity. Applications for biosimilars may not be submitted until four years after the date on which the reference product was first licensed and may not be approved until 12 years after the reference product was first licensed.
Sales and Marketing Regulations. Our marketing practices are subject to federal and state laws, such as the Anti-Kickback Statute (AKS), Civil Monetary Penalties Law and False Claims Act, intended to prevent fraud and abuse in the healthcare industry. The AKS prohibits soliciting, offering, receiving, or paying anything of value to generate business that may be paid for, in whole or in part, by a federal healthcare program. The Civil Monetary Penalties Law covers a variety of conduct, often violations under other laws, and includes penalties for AKS violations as well as causing the submission of false claims. The False Claims Act generally prohibits anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for goods or services, including to government payors, such as Medicare and Medicaid, that are false or fraudulent including false certifications of compliance with applicable law. The federal government and states also regulate sales and marketing activities and financial interactions between manufacturers and healthcare providers, requiring disclosure to government authorities and the public of such interactions, and the adoption of compliance standards or programs. State attorneys general have also taken action to regulate the marketing of prescription drugs under state consumer protection and false advertising laws.
Pricing, Reimbursement and Access Regulations. Pricing and reimbursement for our products depend in part on government regulation. Any significant efforts at the federal or state levels to reform the healthcare system by changing the way healthcare is provided or funded or to expand controls on drug pricing, government reimbursement, and access to medicines and vaccines on public and private insurance plans could have a material impact on us.
We must offer discounts or rebates on purchases of pharmaceutical products under various government programs including Medicare, Medicaid, the Veterans Administration and the 340B Drug Pricing Program (340B Program). We also must report specific prices to government agencies. The calculations necessary to determine the prices reported are complex and the failure to do so accurately may expose us to enforcement measures. See the discussion regarding rebates in the Product Revenue Deductions section within MD&A and Note 1G.
The drug pricing provisions of the IRA, which was signed into law in August 2022, began to be implemented in 2022 and implementation will continue over the next several years. The IRA includes several provisions to lower prescription drug costs for Medicare patients and to reduce drug spending by the federal government. Among other things, the IRA enhances the Medicare Part D benefit by eliminating the coverage gap (“donut hole”) beginning in 2025, adds a maximum out-of-pocket cap for Medicare beneficiaries (set at $2,000 for 2025), and creates a new program that allows patients to pay their cost-sharing over time. The law also requires manufacturers to provide a 10% discount on branded prescriptions in the initial coverage phase and a 20% discount in the catastrophic phase, imposes rebates under Medicare Part B and Medicare Part D on drug price increases that outpace inflation, and directs HHS to set the prices of certain high-expenditure, single-source drugs and biologics covered under Medicare (known as the “Medicare Drug Price Negotiation Program”). In August 2023, the Biden Administration published the first ten medicines subject to the Medicare Drug Price Negotiation Program, which included Eliquis. As a selected drug, CMS will establish a “maximum fair price” for Eliquis and that price will be published by September 1, 2024. The price will be in effect in 2026. The maximum fair price established by CMS is required to be offered to all Medicare beneficiaries and to covered entities participating in the 340B Program if that maximum fair price is lower than the discounted price such entities are offered under the 340B Program ceiling price calculation. In addition, there will be a new Medicare manufacturer discount program agreement expected to be signed in March 2024 that will change our discounting obligations for all medicines in Medicare, with few exceptions, beginning in 2025. The Medicare Drug Price Negotiation Program is currently subject to legal challenges and therefore, the outcome of the Program remains uncertain. We continue to evaluate the impact of the IRA on our business, operations and financial condition and results as the full effect of the IRA on our business and the pharmaceutical industry remains uncertain.
Changes to the Medicaid Drug Rebate Program or the 340B Program could have a material impact on our business. For example, certain changes finalized by CMS in a December 2020 final rule, including which products qualify as so-called “line extension” drugs subject to increased rebate liability, may have a material impact on our business. Additionally, in May 2023, CMS proposed new rules that could, if finalized, have a material impact on our business. Those proposals include, for example, new rules regarding how manufacturers would be required to aggregate discounts for purposes of determining their Medicaid Best Price. Additionally, various potential changes to the 340B Program are undergoing

Pfizer Inc.	2023 Form 10-K	12

review or are the subject of current regulatory activity and/or litigation, and their status is unclear. In 2022, we implemented a policy that will help improve contract pharmacy integrity. The HHS Health Resources and Services Administration (HRSA), which administers the 340B Program, has sent letters to numerous manufacturers that have also implemented contract pharmacy policies and integrity initiatives; the letters express HRSA’s view that those manufacturers’ policies are in violation of the 340B statute. HRSA also has referred some of those other manufacturers to the HHS Office of Inspector General (OIG) for potential enforcement action. Pfizer has not received an enforcement letter from HRSA to date relating to our 340B Program integrity initiative. Several manufacturers have challenged HRSA’s enforcement letters in federal court and litigation is ongoing in those cases. We believe that our policy is consistent with the statute. In addition, some states have enacted laws seeking to restrict manufacturer policies related to contract pharmacy transactions in their states. At least one state has begun to pursue enforcement proceedings under its law. Several stakeholders have challenged such laws in certain states. Other states have considered and could enact similar laws going forward, although any such laws also may be subject to legal challenges. Additional legal or legislative developments at the federal or state level with respect to the 340B Program may have an adverse impact on our integrity initiative, and we may face enforcement action or penalties, depending upon such developments. The 340B Program continues to be a subject of regulatory activity, congressional scrutiny and inquiries, litigation, and other developments, any or all of which could affect the scope of the program and Pfizer’s obligation to offer discounts to 340B Program covered entities under the program. See the Item 1A. Risk Factors—Pricing and Reimbursement section.
States seek to control healthcare costs related to Medicaid and other state regulated healthcare programs. A majority of states use preferred drug lists to manage access to pharmaceutical products under Medicaid, including some of our products. States may seek to negotiate supplemental rebate agreements that are larger than the minimum federal requirement for preferred formulary access. Preferred access to our products under the Medicaid managed care programs are often determined by the managed care health plans contracted by the state to administer benefits, which may also require supplemental rebates for preferred formulary access. We expect states will continue to seek cost cutting, which may focus on managed care capitation payments, supplemental rebates, and/or formulary management.
We expect to see continued focus by Congress and the Biden Administration on regulating pricing and access to medicine, in addition to actions already taken, which could result in legislative and regulatory changes. Government and private payors routinely seek to manage utilization and control the costs of our products. There is considerable public and government scrutiny of pharmaceutical pricing and actions being taken at the state and federal level. Further efforts by states and the federal government to regulate prices or payment for pharmaceutical products, including proposed actions to facilitate drug importation, such as Florida’s drug importation program which was recently authorized by the FDA, limit reimbursement to lower reference prices, require deep discounts, impose financial penalties related to pricing practices, and require manufacturers to report and make public price increases and sometimes a written justification for the increase, could adversely affect our business if implemented. Further, commercial payors often follow Medicare coverage and reimbursement policies when setting their own payment rates. Any reduction in cost or other containment measures may similarly be adopted by commercial plans. Payors may continue to promote generic drugs and biosimilars more aggressively to generate savings and attempt to stimulate additional price competition. In addition, we expect that consolidation and integration among pharmacy chains, wholesalers and PBMs will increase pricing pressures in the industry. See the Item 1A. Risk Factors—Managed Care Trends section.

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

Data Privacy. The number of privacy and data security laws and regulations in the U.S. to which we are subject on the federal and state level continues to increase. We routinely collect and use sensitive personal information relating to digital health. The legislative, regulatory and litigation landscape for privacy and data protection requirements is rapidly evolving and changing. These requirements are not universal and can conflict between jurisdictions. Compliance with those laws and regulations is made more complex by the lack of consistent standards, common definitions, or clear regulatory expectations. At the same time, enforcement of these laws and regulations is increasing and litigation is becoming more common. Any failure or perceived failure by us to comply with applicable privacy and data protection laws and regulations, including cybersecurity breaches or incidents, could subject us to significant fines and penalties, litigation, and negatively impact our reputation.

Outside the U.S.
New Drug Approvals. In the EU, the EMA conducts the scientific evaluation, supervision and safety monitoring of our innovative medicinal products that are eligible for the centralized marketing authorization procedure. Through the centralized procedure, pharmaceutical companies may submit to the EMA a single application for a marketing authorization valid in all the EU and the European Economic Area (EEA) countries. The EC takes a legally binding decision based on the EMA's recommendation. For medicinal products that are not eligible for the centralized procedure, the mutual recognition procedure is based on the recognition of a pre-existing national marketing authorization by one or more EU member states, and the decentralized procedure allows the submission of a marketing authorization application simultaneously in several EU member states. In the U.K., the Medicines and Healthcare Products Regulatory Agency is the sole regulatory authority. In Japan, the Pharmaceuticals and Medical Device Agency is involved in a wide range of regulatory activities, including clinical studies, approvals, post-marketing reviews and pharmaceutical safety. In China, the National Medical Product Administration is the primary regulatory authority for approving and supervising medicines. Health authorities in many middle- and lower-income countries might require marketing approval or scientific opinions by a recognized regulatory authority (e.g., the FDA or EMA) before they begin reviewing or approving applications. By way of example, the EMA, in cooperation with the World Health Organization (WHO), can provide scientific opinions on high priority human medicines, including vaccines, for markets outside the EU.
In April 2023, the EC proposed to revise the EU pharmaceutical legislation. The proposed legislation includes a significant focus on tackling inequalities on access, affordability and availability of medicines across the EU. The legislative process is ongoing and when eventually completed, it is likely to be the largest reform in over 20 years to EU medicines regulation, with a wide range of impacts including on approval procedures, regulatory data protection and environmental protection measures.
Pharmacovigilance. In the EU, the EMA’s PRAC is responsible for reviewing and making recommendations on product safety issues. Specifically, the PRAC focuses on detecting, assessing and communicating the risks associated with adverse reactions of medicinal products, while considering their therapeutic effects. It also evaluates post-authorization safety studies and conducts pharmacovigilance audits. Outside developed markets, pharmacovigilance requirements vary and are generally not as extensive, but there is a trend toward increasing regulation.
Pricing and Reimbursement. Certain governments, including in the different EU member states, the U.K., Japan, China, Canada and South Korea, provide healthcare at low-to-zero direct cost to consumers at the point of care and have significant power to regulate pharmaceutical

Pfizer Inc.	2023 Form 10-K	13

prices or patient reimbursement levels to control costs for the government-sponsored healthcare system, particularly under recent global financing pressures. Governments globally may use a variety of measures to control costs, including, among others, legislative or regulatory pricing reforms, cross country collaboration and procurement, price cuts, mandatory rebates, health technology assessments, forced localization as a condition of market access, “international reference pricing” (i.e., the practice of a country linking its regulated medicine prices to those of other countries), QCE processes and VBP. In addition, the international patchwork of price regulation, differing economic conditions and incomplete value assessments across countries has led to varying access to quality medicines in many markets and some third-party trade in our products between countries. Several important multilateral organizations such as the WHO scrutinize international pharmaceutical pricing through policy recommendations and sponsorship of programs, such as “The Oslo Medicines Initiative” (OMI) which aims to ensure “affordability for high-priced medicines”. The OMI concluded its work in September 2022, and the WHO/Europe Access to Novel Medicines Platform was established to enhance affordable and equitable access to effective, innovative and high-priced medicinal products in the region.
In China, pricing pressures have increased in recent years because of an overall focus on healthcare cost containment with the central government emphasizing improved health outcomes and decreased drug prices as key indicators of progress towards its healthcare reform. State owned hospitals and the state insurance program account for the vast majority of all drug purchases. For patented innovative products, drug prices have decreased dramatically as a result of adding innovative drugs (including oncology medicines, medicines for children and orphan drugs) to the National Reimbursement Drug List via access-price negotiation. A centralized VBP program with a tendering process aims to contain healthcare costs by driving utilization of generics that have passed QCE. This has resulted in further lowering the price of medicines, especially off-patent medicines; this trend is expected to continue. China is increasing its use of Health Technology Assessment and is controlling mark-ups within the country using a two-invoice limited system, which is a government policy that regulates the pricing of pharmaceutical products and medical devices. Pfizer, along with most off-patent originators, have mostly not been successful in the VBP bidding process. The government has indicated that additional post-LOE drugs (including biological products) could be subjected to VBP qualification in future rounds. Certain of our products, such as Sulperazon and Vfend injectables, were included as candidates in VBP rounds in 2023, and Pfizer was not successful in the bidding process for such products. While certain details of future QCE expansion have been made available, we are unable to determine the impact on our business of the various pricing measures underway.
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
While the global intellectual property policy environment has generally improved following implementation of WTO-TRIPS and bilateral/multilateral trade agreements, our growth and ability to bring new product innovation to patients depends on maintaining those standards and further progress in intellectual property protection. In certain developed international markets, governments maintain relatively effective intellectual property policies. However, in the EU, pursuant to the ongoing review of pharmaceutical intellectual property and regulatory incentives, proposals introduced in 2023 may reduce the basic period of regulatory data protection from eight to six years, subject to the outcome of the ongoing legislative procedure. In several emerging market countries, governments have used intellectual property policies as a tool to force innovators to accept less than fair value for medicines, as well as to advance industrial policy and localization goals. Multilateral institutions continue to address the role of intellectual property in the context of the COVID-19 response, as well as pandemic preparedness and access to medicine more generally.
Considerable political and economic pressure has weakened current intellectual property protection in some countries and has led to policies such as more restrictive standards for obtaining patents and more difficult procedures for patenting biopharmaceutical inventions, restrictions on patenting certain types of inventions, revocation of patents, laws or regulations that promote or provide broad discretion to issue a compulsory license, weak intellectual property enforcement and failure to implement effective regulatory data protection. Our industry advocacy efforts focus on seeking a fair and transparent business environment for foreign manufacturers, underscoring the importance of strong intellectual property systems for all innovative industries (both domestic and foreign) and helping improve patients’ access to innovative medicines and vaccines.

Data Privacy. We are subject to extensive privacy and data protection laws and regulations around the world concerning the collection, use and sharing of personal data. We routinely collect and use sensitive personal information relating to digital health. The legislative, regulatory and litigation landscape for privacy and data protection requirements is rapidly evolving and changing. These requirements are not universal and can conflict between jurisdictions. Compliance with those laws and regulations is made more complex by the lack of consistent standards, common definitions, or clear regulatory expectations. At the same time, enforcement of these laws and regulations is increasing and fines and penalties are also increasing. Any failure or perceived failure by us to comply with applicable privacy and data protection laws and regulations, including cybersecurity breaches or incidents, could subject us to significant fines and penalties, litigation, and negatively impact our reputation.
ENVIRONMENTAL MATTERS
Our operations are affected by national, state and/or local environmental laws. We have made, and intend to continue to make, the expenditures necessary for compliance with applicable laws. We also are cleaning up environmental contamination from past industrial activity at certain sites. We incurred capital and operational expenditures in 2023 for environmental compliance purposes and for the clean-up of certain past industrial activity as follows: $92 million in environment-related capital expenditures and $158 million in other environment-related expenses.
While capital expenditures or operating costs for environmental compliance cannot be predicted with certainty, we do not currently anticipate they will have a material effect on our capital expenditures or financial position. See also Note 16A3.
As a science guided organization, we take a proactive approach to our environmental sustainability initiatives. In 2022, we announced a new goal to further reduce greenhouse gas (GHG) emissions and achieve the Science Based Target Initiative’s voluntary Net-Zero Standard by 2040. As part of this goal, Pfizer aims to decrease its GHG emissions by 95% and its value chain emissions by 90% from 2019 levels by 2040. To support our goal, we are developing and implementing our emission reduction plan, which will include strategies to achieve reductions throughout our value chain including investing in new technologies and innovative climate solutions, and setting expectations for our suppliers to establish science-aligned GHG emission reduction goals. Our emission reduction plan-related expenses and capital spending incurred for 2023 were not

Pfizer Inc.	2023 Form 10-K	14

material to our consolidated financial statements. While we expect to incur incremental capital and operational expenditures to meet our goal, we do not currently anticipate they will have a material effect on our financial position in the near term. Longer term uncertainties such as the likelihood of commercially available technologies make it difficult to predict the financial impact of meeting the goal, and we will continue to assess and monitor the financial impact of the emission reduction plan.
For a discussion of the risks associated with climate change and our environmental initiatives, see the Item 1A. Risk Factors—Climate Change and Sustainability section.
OUR PEOPLE
Our purpose is: Breakthroughs that change patients’ lives. These breakthroughs are delivered through the collaboration of our talented workforce. As of December 31, 2023, including Seagen colleagues, we employed approximately 88,000 people worldwide, with approximately 35,000 based in the U.S. Women compose approximately 52% of our global workforce, and approximately 39% of our U.S.-based employees are individuals with ethnically diverse backgrounds.
Our continued success links directly to the commitment, engagement and performance of our employees. It is important that we not only attract and retain the best and brightest talent, but also ensure they remain engaged and can thrive in an environment that is committed to helping them grow, succeed and contribute directly to achieving our purpose. At Pfizer, prioritizing a positive colleague experience is of utmost importance, particularly during times of business transformation. We were conscious of the impact that the challenges and opportunities facing our business throughout the year had on colleagues. Our goal is to prioritize the health and wellness of our colleagues, creating an environment where colleagues can excel in their work and advance our purpose. To achieve this, we strive to cultivate an inclusive and empowering work environment. This involves simplifying processes and eliminating unnecessary complexity, recognizing both performance and leadership skills, fostering career growth and internal mobility, and providing competitive compensation and benefits programs that promote mental and physical well-being.
Core Values. To fully realize Pfizer’s purpose we have established a clear set of goals regarding what we need to achieve for patients and how we will go about achieving them. The “how” is represented by four simple, powerful company core values – Courage, Excellence, Equity and Joy.
Each value defines our company and our culture:
•Courage: Breakthroughs start by challenging convention – especially in the face of uncertainty or adversity. This happens when we think big, speak up and are decisive.
•Excellence: We can only change patients’ lives when we perform at our best together. This happens when we focus on what matters, agree who does what and measure outcomes.
•Equity: Every person deserves to be seen, heard and cared for. This happens when we are inclusive, act with integrity and reduce healthcare disparities.
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
Colleague Engagement. To attract, develop and inspire the brightest talent, we aim to support our colleagues by engaging and partnering with them to help ensure they feel they are part of a community. We understand that continuously listening and responding to colleague feedback is essential to fostering a healthy work environment particularly during times of change and uncertainty. We are passionate about creating safe spaces at work so our employees feel able and encouraged to provide the company with feedback. The Office of the Ombuds is a resource where all Pfizer colleagues at any level can come to get information and guidance to help them address and resolve work-related issues. We also host company-wide safe space calls and provide various other public, private and anonymous channels for employees to share feedback without fear of retaliation.
Our annual engagement survey, Pfizer Pulse, provides a forum for our colleagues to give structured feedback about their colleague experience. Through this survey, we measure and track priority areas of the overall colleague experience and equip leaders with actionable insights for discussion and follow up. Regular topics in the survey include: (i) employee engagement, such as colleagues’ commitment to and advocacy for Pfizer; (ii) purpose, including how colleagues’ work connects with our purpose; (iii) inclusion, such as having a climate in which diverse perspectives are valued; (iv) empowerment, such as colleagues feeling empowered and enabled to do their best work together; and (v) growth, including the ability for colleagues to gain new experiences that align with their individual career goals. In addition, we ask for feedback at various points in the employee lifecycle through surveys, focus groups and colleague forums. The information we receive helps enable us to adapt to the real-time needs of our employees and continuously improve our ways of working. While we have already made progress in reducing bureaucracy and streamlining processes, we recognize that there is still room for improvement, particularly in the effectiveness of our cross-functional teams.
Throughout 2023, we have developed and tested a new approach that aims to expedite decision-making, provide clarity in roles and responsibilities, enhance governance, redefine the role of a leader, and ultimately improve overall team productivity and performance. This new way of working signifies our commitment to becoming a more dynamic organization that thrives on collaboration and agility. By revolutionizing the way our teams operate, we believe we can drive better business outcomes and, most importantly, make a meaningful difference in the lives of people around the world.
Pfizer also prioritizes colleague recognition to drive engagement, a sense of belonging, motivation, and productivity. Our global rewards and recognition program, Bravo, lets colleagues celebrate and acknowledge each other for demonstrating Pfizer values in a way that makes an impact on the company, a colleague, a team or a patient. In 2023, 84% of colleagues were recognized, and more than 650,000 recognitions were given.

Pfizer Inc.	2023 Form 10-K	15

Performance and Leadership. We understand the significance of leadership and its crucial role in promoting growth and delivering breakthrough results. We believe that each of our colleagues has the potential to lead in a unique way and create a meaningful impact on a global scale. To support this belief, we have developed a new leadership profile for our colleagues that aligns with our company values of courage, excellence, equity and joy.
We believe this renewed focus on leadership applies to all colleagues, which may help us to foster transformational thinking and executional excellence. By pursuing these leadership qualities, we believe Pfizer can help ensure that its leaders and colleagues are aligned with the company’s values, behaviors and purpose, which may help lead to better outcomes and a positive impact on the lives they touch.
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
Growth and Development. By prioritizing the ongoing development of our employees, we not only support their individual success but also cultivate a resilient and adaptable workforce that can thrive in the face of change. As we navigate the evolving landscape of our industry, we recognize that providing our employees with opportunities for learning, skill-building and growth is essential to their engagement, productivity, and overall job satisfaction. In 2023, we continued to maintain low voluntary turnover rates relative to the pharmaceutical industry.
Our view of career growth is built on aspirations and empowers individuals to boldly own their growth journey. We deepened our efforts to redefine growth as a fluid process that promotes incremental in-role growth or mobility along horizontal, vertical or diagonal individualized pathways—what we are calling “zig-zag” growth. Our commitments to colleague development consist of specific actions to encourage non-linear “zig-zag” career growth paths for all colleagues, including (i) a common language around growth—along with a guiding framework—to help colleagues identify their next best growth experience, (ii) tools and resources to encourage growth conversations and offer transparency on the sources of growth available, and (iii) a variety of opportunities to grow through experiences, connections with others and learning programs, including mentoring, job rotations, experiential projects, skill-based volunteering and personalized learning pathways that address a variety of topics, including leadership and management skills and industry- and job-specific learning, as well as general business, manufacturing, finance and technology skills.
Health, Safety and Well-Being. Protecting the health, safety and well-being of colleagues and contingent workers, all of whom are essential to delivering our business objectives, is an integral part of how we operate. Our Global Environment, Health & Safety (EHS) Policy and supporting standards outline our approach to assessment, evaluation, elimination, and mitigation of EHS risks across our operations globally. We are committed to supporting and encouraging our colleagues’ well-being and use results from Pfizer Pulse and other employee feedback forums to inform the wellness services we offer, such as (i) a Wellness Day for every colleague, (ii) on-site health clinics for colleagues in select locations, with access to certain vaccinations, where allowed by law, (iii) digital accessibility cafés that provide employees with disabilities the tools and equipment to do their jobs effectively, (iv) mental health resources, including a manager/team toolkit designed to facilitate conversations, actively care for coworkers, and provide local resources for employees to access support, (v) programming through Employee Assistance Program (EAP) providers, including our mental health partner THRIVE, our fitness partner Exos, and healthcare partner Kepro, (vi) financial support, including short-term loans and natural disaster relief, and (vii) flexible work policies enabling employees to work from home and their local offices.
Pay Equity. Our commitment to pay equity for all colleagues is based in our value of Equity and our intention to continue to build a diverse, inclusive and highly motivated workforce. We are committed to equitable pay practices at Pfizer for employees based on role, education, experience, performance, and location and we conduct and report publicly on pay equity on an annual basis.

ITEM 1A.	RISK FACTORS
This section describes the material risks to our business, which should be considered carefully in addition to the other information in this report and our other filings with the SEC. Investors should be aware that it is not possible to predict or identify all such factors and that the following is not meant to be a complete discussion of all potential risks or uncertainties. Additionally, our business is subject to general risks applicable to any company, such as economic conditions, geopolitical events, extreme weather and natural disasters. If known or unknown risks or uncertainties materialize, our business operations, financial condition, operating results (including components of our financial results), cash flows, prospects, reputation or credit ratings could be adversely affected now and in the future, potentially in a material way. The following discussion of risk factors contains forward-looking statements, as discussed in the Forward-Looking Information and Factors that May Affect Future Results section.
RISKS RELATED TO OUR BUSINESS, INDUSTRY AND OPERATIONS:
MANAGED CARE TRENDS
Private payors, such as health plans, and other managed care entities, such as PBMs, continue to take action to manage the utilization and costs of drugs in the U.S., the single largest market for biopharmaceutical products. The negotiating power of MCOs and other private third-party payors has increased due to consolidation, and they, along with state and federal governments, increasingly employ formularies to control costs and encourage utilization of certain drugs, including through the use of deductibles, utilization management tools, cost sharing or formulary placement. They may demand rebates from biopharmaceutical manufacturers for preferred placement on a drug formulary. The growing availability and use of innovative specialty pharmaceutical medicines that treat rare or life threatening conditions, typically with a relatively higher cost as compared to other types of pharmaceutical products, also has generated increased payor interest in development of cost-containment strategies. These initiatives have increased consumers’ interest in drug prices and input in medication choices, as they pay for a larger portion of their prescription costs and may cause them to favor lower-cost generic alternatives. We may fail to obtain or maintain timely or adequate pricing or formulary placement of our products, or fail to obtain such formulary placement at favorable pricing net of rebates.
Third-party payors also use additional measures such as new-to-market blocks, exclusion lists, indication-based pricing and value-based pricing/contracting to improve their cost containment efforts and cost efficiency. Such payors are also increasingly imposing utilization management tools requiring prior authorization for a branded product or requiring the patient to first fail on one or more other products before permitting access to a particular branded medicine. As the U.S. private third-party payor market consolidates further, and as the IRA prices become publicly available, we may face greater pricing pressure from private third-party payors as they continue to drive more of their patients to use lower cost alternatives

Pfizer Inc.	2023 Form 10-K	16

or seek even larger rebates to control costs or offset losses from the IRA. For additional information on the IRA, see the Item 1. Business—Government Regulation and Price Constraints section.
Also, business arrangements in this area are subject to a high degree of government scrutiny, and available safe harbors under applicable federal and state fraud and abuse laws are subject to change through legislative and regulatory action, as well as evolving judicial interpretations. Our approach to these arrangements may also be informed by such government and industry guidance.
COMPETITIVE PRODUCTS
Competitive product launches have and may erode future sales of our products, including our existing products and those currently under development, or result in product obsolescence. Such launches continue to occur, and potentially competitive products are in various stages of development. We cannot predict with accuracy the timing or impact of the introduction of competitive products that treat or prevent diseases and conditions like those treated or prevented by our in-line products and product candidates.
Some of our competitors may have competitive, technical or other advantages over us for the development of technologies and processes or greater experience in particular therapeutic areas, and consolidation among certain pharmaceutical and biotechnology companies can enhance such advantages. These advantages may make it difficult for us to compete with them successfully to discover, develop and market new products and for our current products to compete with new products or indications they may bring to market. Our products have been competing and may continue to compete, and our product candidates may compete, against products or product candidates that offer higher rebates or discounts, exclusionary contracting, lower prices, equivalent or superior efficacy, better safety profiles, easier administration, earlier market availability or other competitive features. If we are unable to compete effectively, this could reduce sales, which could negatively impact our results of operations.
In addition, competition from manufacturers of generic drugs, including from generic versions of competitors’ branded products that lose their market exclusivity, is a major challenge for our branded products. Certain of our products have experienced significant generic competition over the last few years. We anticipate a more significant impact of reduced revenues from patent expiries in 2026 through 2030 as several of our in-line products experience patent-based expirations. See the Item 1. Business—Patents and Other Intellectual Property Rights section. In China, we expect to continue to face intense competition by certain generic manufacturers, which has resulted, and may result in the future, in price cuts and volume loss of some of our products.
In addition, our patented products may face generic or biosimilar competition before patent exclusivity expires, including from “at-risk” launch (despite pending patent infringement litigation against the generic or biosimilar product) by a manufacturer of a generic or biosimilar version of one of our patented products. Generic and biosimilar manufacturers have filed or could file applications with the FDA seeking approval of product candidates that they claim do not infringe our or our collaboration and licensing partners’ patents or claim that our or our collaboration and licensing partners’ patents are not valid. We and our licensing and collaboration partners also face challenges in various jurisdictions by generic drug manufacturers to patents covering products for which we have patent rights, licenses or co-promotion rights. See Note 16A1.
We may become subject to competition from biosimilars referencing our biologic products if competitors are able to obtain marketing approval for such biosimilars.
We also commercialize biosimilar products that compete with products of others, including other biosimilar products. The entry to the market of competing biosimilars is expected to increase pricing pressures on our biosimilar products. Uptake of our biosimilars may be lower due to various factors, such as anti-competitive practices, access challenges where our product may not receive appropriate coverage/reimbursement access or remains in a disadvantaged position relative to an innovator product, physician reluctance to prescribe biosimilars for existing patients taking the reference product, or misaligned financial incentives for certain prescribers.
For additional information on competition our products face, see the Item 1. Business—Competition section.
CONCENTRATION
We recorded direct product and/or Alliance revenues of more than $1 billion for each of nine products that collectively accounted for 64% of Total revenues in 2023. In particular, Comirnaty accounted for 19% of Total revenues in 2023. See Notes 1 and 17. If these products or any of our other major products were to, or continue to (if applicable), experience loss of patent protection (if applicable), changes in prescription or vaccination purchasing or growth rates, reduced product demand, material product liability litigation, unexpected side effects or safety concerns, regulatory proceedings or investigations, lower governmental and/or regulatory confidence, negative publicity affecting doctor or patient confidence, pressure from competitive products, changes in labeling, pricing and access pressures or supply shortages or if a new, more effective product should be introduced, the adverse impact on our revenues could be significant and our revenue forecasts and expectations could prove to be inaccurate and we may fail to meet these expectations. In particular, certain of our products have experienced patent-based expirations or loss of regulatory exclusivity in certain markets in the last few years. We anticipate a more significant impact of reduced revenues from patent expiries in 2026 through 2030 as several of our in-line products experience patent-based expirations. In addition, patents covering a number of our best-selling products are, or have been, the subject of pending legal challenges. For additional information on our patents, see the Item 1. Business—Patents and Other Intellectual Property Rights section. For Comirnaty and Paxlovid, while we believe that these products have the potential to provide ongoing revenue streams for Pfizer for the foreseeable future, revenues of these products following the COVID-19 pandemic have decreased substantially, and our current expectations for total COVID-19 product revenues in 2024 are lower than the total 2023 revenues from COVID-19 products. For information on risks associated with Comirnaty and Paxlovid, see the COVID-19 section below.
In addition, certain of our customers account for a significant portion of our revenues. If one of our significant customers should encounter financial or other difficulties, it might decrease the amount of business such customer does with us and/or we might be unable to timely collect all the amounts that such customer owes us or at all, which could negatively impact our results of operations. In addition, we expect that consolidation and integration of pharmacy chains and wholesalers will increase competitive and pricing pressures on pharmaceutical manufacturers, including us. See Note 17C for a discussion of our significant customers.
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

Pfizer Inc.	2023 Form 10-K	17

new products or new indications for existing products that address unmet medical needs and receive reimbursement from payors. However, balancing current growth, investment for future growth and the delivery of shareholder return remains a major challenge. The costs of product development continue to be high and are growing, as are regulatory requirements in many therapeutic areas, which may affect the complexity of drug trials, and the number of candidates we are able to fund as well as the sustainability of the R&D portfolio. Decisions made early in the development process of a drug or vaccine candidate can have a substantial impact on the marketing strategy and payor reimbursement possibilities if the candidate receives regulatory approval. We try to plan clinical trials prudently and to reasonably anticipate and address challenges, but there is no assurance that an optimal balance between trial conduct, speed and desired outcome will be achieved.
Additionally, our product candidates can fail at any stage of the R&D process, and may not receive regulatory approval even after many years of R&D. We may fail to correctly identify compounds or indications for which our science is promising or allocate R&D investment resources efficiently, and failure to invest in the right technology platforms, therapeutic areas, product classes, geographic markets and/or licensing opportunities could adversely impact the productivity of our pipeline. Further, even if we identify areas with the greatest commercial potential, the scientific approach may not succeed despite the significant investment required for R&D, and the product may not be as competitive as expected because of the highly dynamic regulatory and market environments and the hurdles in terms of access, coverage and reimbursement. For example, certain of our gene therapy product candidates are based on a novel technology with only a handful of gene therapies approved to date, which make it difficult to predict the time and cost of development and the ability to obtain regulatory approval.
GLOBAL OPERATIONS
We operate on a global scale and could be affected by currency and interest rate fluctuations; capital and exchange controls; local and global economic conditions including inflation, recession, volatility and/or lack of liquidity in capital markets; expropriation and other restrictive government actions; changes in intellectual property; legal protections and remedies; trade regulations; tax laws and regulations; and procedures and actions affecting approval, production, pricing, and marketing of, reimbursement for and access to our products, as well as impacts of political or civil unrest or military action, including the ongoing conflicts between Russia and Ukraine and in the Middle East and their economic consequences, geopolitical instability, terrorist activity, unstable governments and legal systems, inter-governmental disputes, public health outbreaks, epidemics, pandemics, natural disasters or disruptions related to climate change.
Some emerging market countries may be particularly vulnerable to periods of financial, economic or political instability or significant currency fluctuations or may have limited resources for healthcare spending. As a result of these and other factors, our strategy to grow in emerging markets may not be successful, and any growth rates in these markets may not be sustainable. Additionally, local economic conditions may adversely affect the ability of payors, as well as our distributors, customers, suppliers and service providers, to pay for our products, or otherwise to buy necessary inventory or raw materials, and to perform their obligations under agreements with us.
Government financing and economic pressures can lead to negative pricing pressure in various markets where governments take an active role in setting prices, access criteria (e.g., through health technology assessments) or other means of cost control. For additional information on government pricing pressures, see the Item 1. Business—Government Regulation and Price Constraints section.
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
We operate in many countries and transact in many different currencies. Changes in the value of those currencies relative to the U.S. dollar, or high inflation or deflation in those countries, can impact our revenues, costs and expenses and our financial guidance. Significant portions of our revenues, costs and expenses, as well as our substantial international net assets, are exposed to exchange rate changes. 54% of our total 2023 revenues were derived from international operations, including 24% from Europe and 20% from Japan, China and the rest of the Asia Pacific region. Future changes in exchange rates or economic conditions and the impact they may have on our results of operations, financial condition or business are difficult to predict. For additional information about our exposure to foreign currency risk, see the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk section within MD&A.
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
PRODUCT MANUFACTURING, SALES AND MARKETING RISKS
We could encounter difficulties, delays or inefficiencies in our supply chain, product manufacturing and distribution networks, as well as sales or marketing, due to regulatory actions, shut-downs, work stoppages or strikes, approval delays, withdrawals, recalls, penalties, supply disruptions, shortages or stock-outs at our facilities or third-party facilities that we rely on, reputational harm, the impact to our facilities due to health pandemics or natural or man-made disasters, including as a result of climate change, product liability or unanticipated costs. Examples of such difficulties or delays include the inability to increase or maintain production capacity commensurate with demand; challenges related to component materials to maintain supply and/or appropriate quality standards throughout our supply network and/or comply with applicable regulations; inability to supply certain products due to voluntary product recalls; and supply chain disruptions at our facilities or at a supplier or vendor. In addition, we engage contract manufacturers, and, from time to time, our contract manufacturers may face difficulties or are unable to manufacture our products at the necessary quantity or quality levels.
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
In 2021, Pfizer recalled all lots of Chantix in the U.S. due to the presence of a nitrosamine, N-nitroso-varenicline, at or above the FDA interim acceptable intake limit. Regulatory authorities outside the U.S. have issued updated guidance on nitrosamine acceptable intake levels. With this recently issued guidance, which included an updated intake level for N-nitroso-varenicline, we expect to make regulatory submissions in 2024 to potentially enable Chantix to return to market outside the U.S., and our related discussions with FDA are ongoing.

Pfizer Inc.	2023 Form 10-K	18

Our manufacturing facility in Rocky Mount, NC was damaged by a tornado in July 2023. While manufacturing has resumed, the supply of medicines impacted by the tornado is expected to be affected through 2024. See the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Operating Environment section within MD&A.
COLLABORATIONS AND OTHER RELATIONSHIPS WITH THIRD PARTIES
We depend on third-party collaborators, service providers, and others in the research, development, manufacturing and commercialization of our products and product candidates and also enter into JVs and other business development transactions. To achieve expected longer-term benefits, we may make substantial upfront payments as part of these transactions, which may negatively impact our earnings or cash flows. We rely heavily on these parties for multiple aspects of our drug development, manufacturing and commercialization activities, but we do not control many aspects of those activities. We also outsource certain services, including activities related to transaction processing, accounting, IT, manufacturing, clinical trial recruitment and execution, clinical lab services, non-clinical research, safety services, integrated facilities management and other areas. Failure by one or more of the third-party collaborators, service providers and others to complete activities on schedule or in accordance with our expectations or to meet their contractual or other obligations to us; failure of one or more of these parties to comply with applicable laws or regulations; disruptions in one or more of these parties’ businesses, including unexpected demand for or shortage of raw materials or components, cyber-attacks on supplier systems, labor disputes or shortage and inclement weather, as well as natural or man-made disasters or pandemics; or any disruption in the relationships between us and these parties have or could delay or prevent the development, approval, manufacturing or commercialization of our products and product candidates, expose us to suboptimal quality of service delivery or deliverables, result in repercussions such as missed deadlines or other timeliness issues, erroneous data and supply disruptions, and could also result in non-compliance with legal or regulatory requirements or industry standards or subject us to reputational harm, all with potential negative implications for our product pipeline and business. Further, our Alliance revenues will be adversely affected by the termination or expiration of collaboration and co-promotion agreements that we have entered into and that we may enter into from time to time.
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
We consistently invest in an enterprise-wide strategy to aggressively combat counterfeit threats by educating patients and healthcare providers about the risks, investing in innovative technologies to detect and disrupt sophisticated internet offers and scams, proactively monitoring and interdicting supply with the help of law enforcement, and advising legislators and regulators. However, our efforts and those of others may not be entirely successful, and the presence of counterfeit medicines may continue to increase.
RISKS RELATED TO GOVERNMENT REGULATION AND LEGAL PROCEEDINGS:
PRICING AND REIMBURSEMENT
U.S. and international governmental regulations that mandate price controls or limitations on patient access to our products, create coverage criteria or establish prices paid by government entities or programs for our products impact our business, and our future results could be adversely affected by changes in such regulations or policies. In addition to the recent expansion of price controls in the U.S. in the IRA, the adoption of restrictive coverage policies and price controls in new jurisdictions, more restrictive controls in existing jurisdictions or the failure to obtain or maintain timely or adequate coverage and pricing could also adversely impact revenue. We expect pricing pressures and other cost containment measures for drugs and vaccines will continue globally.
In the U.S., pharmaceutical product pricing is subject to government and public scrutiny and calls for reform, and many of our products are subject to increasing pricing pressures as a result. We expect to see continued focus by the U.S. Congress and the Biden Administration on regulating pricing and access to medicine. For example, in August 2022, the drug pricing provisions of the IRA were signed into law, which, among other things, require manufacturers of certain drugs, including Pfizer, to engage in price negotiations with Medicare which will permit the CMS to set a maximum fair price for selected drugs, impose rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation, and replace the Part D coverage gap discount program with a new discounting program. The drug pricing provisions of the IRA began to be implemented in 2022 and implementation efforts are expected to continue over the next several years. In August 2023, the Biden Administration unveiled the first round of medicines subject to the Medicare Drug Pricing Negotiation Program, which included Eliquis. CMS will establish a maximum fair price for Eliquis that will be in effect in 2026. That maximum fair price will be required to be offered to all Medicare beneficiaries and to covered entities participating in the 340B Program if lower than the 340B price. Health plans may also require rebates in addition to the maximum fair price for preferred placement on a Medicare plan formulary. The Medicare Drug Price Negotiation Program is currently subject to legal challenges and therefore, the outcome of the 340B Program remains uncertain. We continue to evaluate the impact of the IRA on our business, operations, financial condition and results as the full effect of the IRA on our business and the pharmaceutical industry remains uncertain.
Payors may promote generic drugs and biosimilars more aggressively to generate savings and attempt to stimulate additional price competition. In addition, we expect that consolidation and integration among pharmacy chains, wholesalers and PBMs will increase pricing pressures in the industry. Some states have implemented, and others are considering, patient access constraints or cost cutting under state regulated programs including the Medicaid program. State legislatures also have continued to focus on addressing drug costs, generally by increasing price transparency or attempting to limit drug price increases for state regulated insurance. Measures to regulate prices or payment for pharmaceutical

Pfizer Inc.	2023 Form 10-K	19

products, including legislation on drug importation, such as Florida’s drug importation program which was recently approved by the FDA, could adversely affect our business. For additional information on U.S. pricing and reimbursement, see the Item 1. Business—Government Regulation and Price Constraints section.
We encounter similar regulatory and legislative issues in most other countries in which we operate. In certain markets, such as in EU member states, the U.K., Japan, China, Canada and South Korea, governments have significant power as large single payors to regulate prices, access criteria, or impose other means of cost control, particularly as a result of recent global financing pressures. For example, the QCE and VBP tender process in China has resulted in significant price cuts for off-patent medicines. Additionally, in the EU, the EC proposed the largest reform to drug pricing and access in 20 years, which if enacted would change regulatory exclusivity for our products. For additional information regarding these government initiatives, see the Item 1. Business—Government Regulation and Price Constraints section. We anticipate that these and similar initiatives will continue to increase pricing and access pressures globally. In addition, in many countries, with respect to our vaccines, we participate in a tender process for selection in national immunization programs. Failure to secure participation in national immunization programs or to obtain acceptable pricing in the tender process could adversely affect our business. Pricing pressures have been, and we anticipate will continue to be, amplified by COVID-19 induced budget deficits and focus on pricing for COVID-19 treatments and vaccines.
U.S. HEALTHCARE REGULATION
The U.S. healthcare industry is highly regulated and subject to frequent and substantial changes. Any significant additional efforts at the U.S. federal or state levels to reform the healthcare system by changing the way healthcare is provided or funded could have a material impact on us. For additional information on U.S. healthcare regulation, see the Item 1. Business––Government Regulation and Price Constraints section.
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
Any additional reduction of U.S. federal spending on entitlement programs beyond the IRA, including Medicare and Medicaid, may affect payment for our products or services provided using our products. Any other significant spending reductions or cost controls affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented could have an adverse impact on our results of operations. The IRA will be implemented largely through government guidance and as its effect on Medicare and commercial markets evolve, we will continue to evaluate the potential impacts to our business.
We expect additional cost containment measures at both the federal and state levels as efforts to reduce drug costs continue. Further, commercial payors often follow Medicare coverage policy and payment limitations when setting their own payment rates. Any reduction in cost or other containment measures may similarly be adopted by commercial plans. Coverage policies and reimbursement rates for commercial plans may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products, less favorable coverage policies and reimbursement rates may be implemented in the future.
DEVELOPMENT, REGULATORY APPROVAL AND MARKETING OF PRODUCTS
The discovery and development of drugs, vaccines and biological products are time consuming, costly and unpredictable. The outcome is inherently uncertain and involves a high degree of risk due to the following factors, among others:
•The process from early discovery to design and adequate implementation of clinical trials to regulatory approval can take many years and have high costs.
•We may have difficulties recruiting and enrolling patients for clinical trials on a consistent basis.
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
Regulatory approvals of our products depend on myriad factors, including regulatory determinations as to the product’s safety and efficacy. In the context of public health emergencies like the COVID-19 pandemic, regulators evaluate various factors and criteria to potentially allow for marketing authorization on an emergency or conditional basis. Additionally, clinical trial and other product data are subject to differing interpretations and assessments by regulatory authorities. As a result of regulatory interpretations and assessments or other developments that may occur during the review process, or even after a product is authorized or approved for marketing, a product’s commercial potential could be adversely affected by potential emerging concerns or regulatory decisions regarding or impacting the scope of indicated patient populations, labeling or marketing, manufacturing processes, safety issues and/or other matters, including decisions relating to emerging developments regarding potential product impurities. Also, certain of our products have received and may in the future receive approvals under accelerated approval pathways where continued approval may be contingent upon confirmatory studies demonstrating the anticipated clinical benefit and/or safety profile.
We may not be able to receive or maintain favorable recommendations by technical or advisory committees, such as the ACIP or an FDA Advisory Committee, which may impact the availability or commercial potential of our products and product candidates. Further, claims and concerns that may arise regarding the safety and/or efficacy of in-line products and product candidates can negatively impact current or future product sales, as applicable, and potentially lead to product recalls or withdrawals, including regulator-directed risk evaluations and assessments, and/or consumer fraud, product liability and other litigation and claims. Regulatory requirements may also result in a more challenging, expensive and lengthy regulatory approval process than anticipated due to requests for, among other things, additional or more extensive clinical trials prior

Pfizer Inc.	2023 Form 10-K	20

to granting approval, or increased post-approval requirements. For these and other reasons discussed in this Risk Factors section, we may not obtain the approvals we expect within the timeframe we anticipate, or at all.
POST-AUTHORIZATION/APPROVAL DATA
As a condition to granting marketing authorization or approval of a product, the FDA may require, or the sponsor may voluntarily agree to undertake, post-marketing commitments such as additional clinical trials or other studies. The results generated in these trials have in the past impacted certain of our products and could impact our products in the future, such as by resulting in the loss of marketing approval, changes in labeling, and/or new or increased concerns about safety and/or efficacy, including newly discovered adverse events. Regulatory agencies in countries outside the U.S. often have similar regulations and may impose comparable requirements, although there are differences between the U.S., the EU and other international regulatory requirements, which may contribute to inconsistency or uncertainty in the marketability of our products across different jurisdictions. Post-marketing studies and clinical trials, whether conducted by us or by others, whether mandated by regulatory agencies or conducted voluntarily, and other emerging data about products, such as adverse event reports, may also adversely affect the availability or commercial potential of our products. Further, if safety or efficacy concerns are raised about a product in the same class as one of our products, those concerns could implicate the entire class; and this, in turn, could have an adverse impact on the availability or commercial viability of our product(s) as well as other products in the class. The potential regulatory and commercial implications of post-marketing study results typically cannot immediately be determined.
The terms of our EUA for Comirnaty require that we conduct post-observational studies to evaluate the association between the Pfizer-BioNTech COVID-19 Vaccine (Original monovalent), Pfizer-BioNTech COVID-19 Vaccine, Bivalent, and the Pfizer-BioNTech COVID-19 Vaccine (2023-2024 Formula), and a pre-specified list of adverse events of special interest, including myocarditis and pericarditis, along with deaths and hospitalizations, and severe COVID-19. The required study populations include individuals specified in our September 2023 authorization letter (reissued) as well as populations of interest, such as healthcare workers, pregnant women, immunocompromised individuals and subpopulations with specific comorbidities. Additionally, in relation to the FDA approval for Comirnaty, we are required to complete certain postmarketing study requirements and commitments through 2024 and beyond. In the FDA’s revision to the EUA for Paxlovid, the FDA removed the post-authorization requirements as they were addressed as a post-marketing commitment associated with the approval of the Paxlovid NDA. The terms of our Paxlovid EUA had previously required monitoring of a genomic database(s) for the emergence of global viral variants of SARS-CoV-2 and providing reports to the FDA on a monthly basis summarizing any findings. Also, the FDA required Pfizer to assess the activity of the authorized Paxlovid against any global SARS-CoV-2 variant(s) of interest and complete certain other analyses and studies as identified in our October 2022 EUA.
LEGAL MATTERS
We are and may be involved in various legal proceedings, including patent litigation, product liability and other product-related litigation, including personal injury, consumer, off-label promotion, securities, antitrust and breach of contract claims, commercial and other asserted and unasserted matters, environmental, government and tax investigations, employment, tax litigation and other legal proceedings that arise from time to time in the ordinary course of our business. Litigation is inherently unpredictable, and excessive verdicts do occur. Although we believe that our claims and defenses in matters in which we are a defendant are substantial, we have in the past and could in the future incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations.
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
We are also involved in government investigations that arise in the ordinary course of our business. There continues to be a significant volume of government investigations and litigation against companies operating in our industry, both in the U.S. and around the world. Government investigations and actions have and could result in substantial criminal and civil fines and/or criminal charges, limitations on our ability to conduct business in applicable jurisdictions, corporate integrity or deferred prosecution agreements and other disciplinary actions, as well as reputational harm, including as a result of increased public interest in the matter. In addition, in a qui tam lawsuit in which the government declines to intervene, the relator may still pursue a suit for the recovery of civil damages and penalties on behalf of the government.
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
Requirements or industry standards in the U.S. and certain jurisdictions abroad require pharmaceutical manufacturers to track and disclose financial interactions with healthcare professionals and healthcare providers and can increase government and public scrutiny of such financial interactions. If an interaction is found to be improper, government enforcement actions and penalties could result. Like many companies in our industry, we have from time-to-time received, and may receive in the future, inquiries and subpoenas and other types of information demands from government authorities. In addition, we have been subject to claims and other actions related to our business activities, brought by governmental authorities, as well as consumers and private payors. In some instances, we have incurred significant expense, civil payments, fines and other adverse consequences as a result of these claims, actions and inquiries. Such claims, actions and inquiries may relate to alleged non-compliance with laws and regulations associated with the dissemination of product (approved and unapproved) information, potentially resulting in government enforcement action and reputational damage. This risk may be heightened by digital marketing, including social media, mobile applications and blogger outreach.
In connection with the resolution of a U.S. government investigation concerning independent copay assistance organizations that provide financial assistance to Medicare patients, in 2018, we entered into a Corporate Integrity Agreement (CIA) with the Office of the Inspector General of the HHS (OIG), which expired in May 2023. Pfizer submitted its final annual report and is awaiting a response from the OIG.
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

Pfizer Inc.	2023 Form 10-K	21

worldwide legal liabilities, no guarantee exists that additional costs will not be incurred or additional payments will not be required beyond the amounts accrued.
For additional information, including information regarding certain legal proceedings in which we are involved in, see Note 16A.
RISKS RELATED TO INTELLECTUAL PROPERTY, TECHNOLOGY AND SECURITY:
INTELLECTUAL PROPERTY PROTECTION
Our success largely depends on our ability to market technologically competitive products. We rely and expect to continue to rely on a combination of intellectual property, including patent, trademark, trade dress, copyright, trade secret and domain name protection laws, as well as confidentiality and license agreements, to protect our intellectual property and proprietary rights. If we fail to obtain and maintain adequate intellectual property protection, we may not be able to prevent third parties from launching generic or biosimilar versions of our branded products, from using our proprietary technologies or from marketing products that are very similar or identical to ours. Our currently pending or future patent applications may not result in issued patents or be granted on a timely basis. Similarly, any term extensions that we seek may not be granted on a timely basis, if at all, and any term adjustments related to patent office delays in obtaining a patent may be reduced or eliminated entirely due to risks associated with changes in law relating to patent terms. In addition, our issued patents may not contain claims sufficiently broad to protect us against claims regarding validity, enforceability, scope and effective term made by parties with similar technologies or products or provide us with any competitive advantage, including exclusivity in a particular product area.
Further, legal or regulatory action by various stakeholders or governments could potentially result in us not seeking intellectual property protection for or agreeing not to enforce or being restricted from enforcing intellectual property related to our products. The WTO continues to address the role of intellectual property in the context of the COVID-19 response. This includes the June 2022 Ministerial Decision on the Agreement on Trade-Related Aspects of Intellectual Property Rights, which seeks to make it easier for certain WTO members to issue a compulsory license on COVID-19 vaccines, and discussions continue on whether to expand that decision to COVID-19 therapeutics and diagnostics.
The scope of our patent claims also may vary between countries, as individual countries have distinct patent laws, and our ability to enforce our patents depends on the laws of each country, its enforcement practices, and the extent to which certain countries engage in policies or practices that weaken a country’s intellectual property framework (e.g., laws or regulations that promote or provide broad discretion to issue a compulsory license). In countries that provide some form of regulatory exclusivity, mechanisms exist permitting some form of challenge to our patents by competitors or generic drug marketers prior to or immediately following the expiration of such regulatory exclusivity, and generic companies are employing aggressive strategies, such as “at-risk” launches that challenge our patent rights. Most of the suits involve claims by generic drug manufacturers that patents covering our products, uses, processes or dosage forms are invalid and/or do not cover the product of the generic or biosimilar drug manufacturer. Independent actions have been filed alleging that our assertions of, or attempts to enforce, patent rights with respect to certain products constitute unfair competition and/or violations of antitrust laws. Such claims may also be brought as counterclaims to actions we bring to enforce our patents. We are also party to other patent damages suits in various jurisdictions pursuant to which generic drug manufacturers, payors, governments or other parties are seeking damages from us for alleged delay of generic entry. We also are often involved in other proceedings, such as inter partes review, post-grant review, re-examination or opposition proceedings, before the U.S. Patent and Trademark Office, the European Patent Office, or other foreign counterparts relating to our intellectual property or the intellectual property rights of others. Also, if one of our patents or a competitors’ patents is found to be invalid in such proceedings, generic or biosimilar products could be introduced into the market resulting in the erosion of sales of our existing products. For additional information, including information regarding certain legal proceedings in which we are involved, see Note 16A1. Further, if we are unable to maintain our existing license agreements or other agreements pursuant to which third parties grant us rights to intellectual property, our operating results and financial condition could be adversely affected.
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
Third parties may claim that our products infringe one or more patents owned or controlled by them. Claims of intellectual property infringement can be costly and time-consuming to resolve, may delay or prevent product launches, and may result in significant royalty payments or damages or potential licensing agreements. For example, our R&D in a therapeutic area may not be first and another company or entity may have obtained relevant patents before us. We are involved in patent-related disputes with third parties over our attempts to market pharmaceutical products, including related to Abrysvo, Comirnaty and Paxlovid. As we expand our mRNA portfolio, patent-related disputes may increase. Once we have final regulatory approval of the related products, we may decide to commercially market these products even though associated legal proceedings (including any appeals) have not been resolved (i.e., “at-risk” launch). If one of our marketed products (or a product of our

Pfizer Inc.	2023 Form 10-K	22

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
INFORMATION TECHNOLOGY AND SECURITY
Significant disruptions of IT systems or breaches of information security could adversely affect our business. We extensively rely upon sophisticated IT systems (including cloud services) to operate our business. We produce, collect, process, store and transmit large amounts of confidential information (including personal information and intellectual property), and we deploy and operate an array of technical and procedural controls to maintain the confidentiality, integrity and availability of such confidential information. We develop and operate digital systems to engage patients, healthcare providers, governments, payors and supply chain partners to conduct business and deliver medicines, digital diagnostics, clinical trials and digital therapies. Such systems include mobile applications, wearable devices, internet websites and other digital technologies that may be targets of attack. We have outsourced significant elements of our operations, including significant elements of our IT infrastructure and, as a result, we manage relationships with many third-party providers who may or could have access to our confidential information. We rely on technology developed, supplied and/or maintained by third-parties that may make us vulnerable to “supply chain” style cyber-attacks. Further, technology and security vulnerabilities of acquisitions, business partners or third-party providers may not be identified during due diligence or soon enough to mitigate exploitation. The size and complexity of our IT and information security systems, and those of our third-party providers (and the large amounts of confidential information that is present on them), make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by, but not limited to, our employees, contingent workers, service providers, business partners, customers or malicious attackers. As a global pharmaceutical company, our systems and assets are the target of frequent cyber-attacks. Such cyber-attacks are of ever-increasing levels of sophistication, including the use of adversarial artificial intelligence techniques, and are made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage, extortion, property destruction and personal information theft) and expertise, including, but not limited to, organized criminal groups, “hacktivists,” nation states, employees, business partners and others. Due to the nature of some of these attacks, there is a risk that they may remain undetected for a period of time. While we have invested in the protection of data and IT and develop and maintain systems and controls, our efforts, like those of other similar companies, have not always and may not in the future prevent service interruptions, extortion, theft of confidential, personal or proprietary information, compromise of data integrity or unauthorized information disclosure. Any technology service interruption or breach of our systems could adversely affect our business operations and/or result in the loss of personal data, confidential information or intellectual property. Such incidents could require disclosure to government authorities and/or regulators and could require notification to impacted individuals and any incident could result in financial, legal, business and reputational harm to us. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.
Artificial intelligence-based software is increasingly being used in the biopharmaceutical and global healthcare industries. As with many developing technologies, artificial intelligence-based software presents risks and challenges. For example, algorithms may be flawed; data sets may be insufficient, of poor quality, or contain biased information; and inappropriate or controversial data practices by data scientists, engineers, and end-users could impair results. If the analyses that artificial intelligence-based applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability and brand or reputational harm. Furthermore, use of artificial intelligence-based software may lead to the release of confidential information which may impact our ability to realize the benefits of our intellectual property.
GENERAL RISKS
BUSINESS DEVELOPMENT ACTIVITIES AND STRATEGIC GOALS
We have established significant growth goals, which we plan to achieve, in part, by not only advancing our own product pipelines and maximizing the value of our existing products, but also through various forms of business development activities, which can include alliances, licenses, JVs, collaborations, equity- or debt-based investments, dispositions, divestments, mergers and acquisitions. Our recent acquisition of Seagen is part of that growth plan. We view our business development activity as an enabler of our strategies and seek to generate growth by pursuing opportunities and transactions that have the potential to strengthen our business and our capabilities. The success of our business development activities is dependent on the availability and accurate evaluation of appropriate opportunities, competition from others that are seeking similar opportunities and our ability to successfully identify, structure and execute transactions, including the ability to satisfy closing conditions in the anticipated timeframes or at all, and our ability to successfully integrate acquired businesses and develop and commercialize acquired products. Pursuing, executing and consummating these transactions may require substantial investment, which may require us to obtain additional equity or debt financing, which has in the past and could in the future result in increased leverage and/or a downgrade of our credit ratings and could limit our ability to obtain future financing. We have incurred substantial indebtedness to fund our recent acquisition of Seagen. We financed a portion of the transaction with the proceeds from the $31 billion of long-term debt issued in May 2023, plus $8 billion in additional short-term indebtedness issued prior to the acquisition. The amount of debt that we have incurred could have significant consequences including, among other things, reducing our operating or financial flexibility, requiring a portion of our cash flow from operations to make interest payments and reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our business. To the extent we incur additional indebtedness or interest rates increase, these risks could increase further.
The success of our business development transactions, including our recent acquisition of Seagen, depends on our ability to realize the anticipated benefits of these transactions and is subject to numerous risks and uncertainties, many of which are outside of our control. Unsuccessful clinical trials, regulatory hurdles and commercialization challenges, among other factors, may adversely impact revenue and income contribution from business development transactions, including from acquired products and businesses. We may fail to generate expected revenue growth for our existing products, product pipeline and contribution from these transactions or from acquired products or businesses or we may fail to achieve anticipated cost savings, such as those expected with respect to Seagen, within expected time frames or at all, which may impact our ability to meet our growth objectives. In certain transactions, we may agree to provide certain transition services for an extended period of time, which may divert our focus and resources that would otherwise be invested into maintaining or growing our business. Similarly, the accretive impact anticipated from certain transactions may not be realized or may be delayed. Integration of acquired products or businesses may result in the loss of key employees, the disruption of ongoing business, including third-party relationships, or inconsistencies in standards, controls, procedures and policies. Further, while we seek to mitigate risks and liabilities through, among other things, due diligence, we may be exposed to risks and liabilities as a result of business development transactions. There is no assurance that we will be able to acquire attractive businesses or enter into strategic business relationships on favorable terms ahead of our competitors, or that such acquisitions or strategic business development relationships will be accretive to earnings or improve our competitive position.

Pfizer Inc.	2023 Form 10-K	23

Where we invest in or otherwise obtain debt or equity securities of third parties in connection with business development transactions, such as our ownership interest in Haleon, we may be unable to direct or influence the management, operational decisions and policies of such companies and the value of the acquired securities will fluctuate and may lose value. Any future distribution or sale of such securities will be subject to prevailing market conditions and other factors, including the size of our ownership stake, at the time of such distribution or sale and there is no assurance as to the price that such securities will ultimately be sold or that such securities will be sold at all.
PANDEMICS
Pandemics, such as the COVID-19 pandemic, have impacted and may in the future impact our business, operations and financial condition and results. Related risks and challenges for our business include, among others: uncertainty regarding the severity and duration of a pandemic; impacts to business operations; decreased demand for certain of our products; increased costs of doing business; manufacturing disruptions and delays; supply chain disruptions and shortages, including challenges related to reliance on third-party suppliers resulting in reduced availability of materials or components used in the development, manufacturing, distribution or administration of our products; evolving macroeconomic factors and conditions, including general economic uncertainty, unemployment rates and recessionary pressures; changes in labor markets, including challenges related to our human capital and talent development; unknown consequences on our business performance and initiatives stemming from the substantial investment of time and other resources to any potential pandemic response; increased difficulty and uncertainty regarding predicting or estimating future performance; pace of post-pandemic recovery, disruption and volatility within the financial or credit markets; and our financial performance in general.
COVID-19
The extent to which COVID-19 impacts our business going forward will depend on many factors, and we have made certain assumptions regarding COVID-19 for purposes of our operational planning and financial projections, including assumptions regarding the global macroeconomic impact of COVID-19, as well as the demand, revenues, supply, contracts, market share and commercial markets for our current or future COVID-19 products, which remain dynamic. Despite careful tracking and planning, we are unable to accurately predict the extent of the impact of COVID-19 or our COVID-19 products on our business, operations and financial condition and results due to the uncertainty of future developments. COVID-19 or our COVID-19 products may also affect our business, operations or financial condition and results in a manner that is not presently known to us or that we currently do not consider as presenting significant risks.
We also face risks and uncertainties related to our efforts to develop and commercialize our COVID-19 products, as well as challenges related to their manufacturing, supply and distribution, including, among others:
•the risk that as the market for COVID-19 products becomes more endemic and seasonal, demand for any of our COVID-19 products has and may continue to be reduced or not meet expectations, or may no longer exist, which has and may continue to lead to reduced revenues, excess inventory on-hand and/or in the channel which, for Paxlovid and Comirnaty, has resulted in significant inventory write-offs in 2023 and could continue to result in inventory write-offs or other unanticipated charges;
•challenges related to the transition to the commercial market for our COVID-19 products;
•uncertainties related to the public’s demand for vaccines, boosters and COVID-19 treatments;
•risks related to our ability to accurately forecast and achieve our revenue forecasts for Comirnaty and Paxlovid or any potential future COVID-19 vaccines or treatments;
•uncertainties inherent in R&D, including the ability to meet anticipated clinical endpoints, commencement and/or completion dates for clinical trials, regulatory submission dates, regulatory approval dates and/or launch dates, as well as risks associated with pre-clinical and clinical data (including Phase 1/2/3 or Phase 4 data for Comirnaty or any vaccine candidate in the BNT162 program or Paxlovid or any future COVID-19 treatment) in any of our studies in pediatrics, adolescents or adults or real world evidence, including the possibility of unfavorable new pre-clinical, clinical or safety data and further analyses of existing pre-clinical, clinical or safety data or further information regarding the quality of pre-clinical, clinical or safety data, including by audit or inspection;
•the ability to produce comparable clinical or other results for Comirnaty, any vaccine candidate or other vaccines that may result from the BNT162 program, Paxlovid or any future COVID-19 treatment or any other COVID-19 program, including the rate of effectiveness and/or efficacy, safety and tolerability profile observed to date, in additional analyses of the Phase 3 trial for any such products and additional studies, in real-world data studies or in larger, more diverse populations following commercialization;
•the ability of Comirnaty or any future vaccine to prevent, or Paxlovid or any future COVID-19 treatment to be effective against, COVID-19 caused by emerging virus variants;
•the risk that use of Comirnaty or Paxlovid will lead to new information about efficacy, safety or other developments, including the risk of additional adverse reactions, some of which may be serious;
•the risk that pre-clinical and clinical trial data are subject to differing interpretations and assessments, including during the peer review/publication process, in the scientific community generally, and by regulatory authorities;
•whether and when additional data from the BNT162 program, Paxlovid or other COVID-19 programs will be published in scientific journal publications and, if so, when and with what modifications and interpretations;
•whether regulatory authorities will be satisfied with the design of and results from existing or future pre-clinical and clinical studies;
•whether and when submissions to request emergency use or conditional marketing authorizations for Comirnaty or any future vaccines in additional populations, for a potential booster dose for Comirnaty, or any potential future vaccine or vaccine candidates (including potential future annual boosters or re-vaccinations), and/or biologics license and/or EUA applications or amendments to any such applications may be filed in particular jurisdictions for Comirnaty or any other potential vaccine or vaccine candidates, and if obtained, whether or when such EUA or licenses, or existing EUAs, will expire or terminate;
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
•whether and when any application that may be pending or filed for Comirnaty, any vaccine candidate or other vaccines that may result from the BNT162 program, Paxlovid or any future COVID-19 treatment or any other COVID-19 program may be approved by particular regulatory

Pfizer Inc.	2023 Form 10-K	24

authorities, which will depend on myriad factors, including making a determination as to whether the vaccine’s or drug’s benefits outweigh its known risks and determination of the vaccine’s or drug’s efficacy and, if approved, whether it will be commercially successful;
•decisions by regulatory authorities impacting labeling or marketing, manufacturing processes, safety and/or other matters that could affect the availability or commercial potential of any vaccine or drug, including the authorization or approval of products or therapies developed by other companies;
•disruptions in the relationships between us and our collaboration partners, clinical trial sites or third-party suppliers, including our relationship with BioNTech;
•the risk that other companies may produce competitive products that may be superior in terms of efficacy, safety, affordability, convenience, or a number of other competitive factors;
•risks related to the availability or cost of raw materials to manufacture or test any such products;
•challenges related to our vaccine’s formulation and attendant storage, distribution and administration requirements, including risks related to storage and handling after delivery by us;
•challenges and risks related to medication errors such as prescribing or dispensing the wrong strength, improper dosing and self-administration errors;
•the risk that we may not be able to successfully develop other vaccine formulations, booster doses or potential future vaccines, potential combination respiratory vaccines or next generation COVID-19 treatments;
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
•whether and when additional supply or purchase agreements will be reached or existing agreements will be modified;
•uncertainties regarding the ability to obtain recommendations from vaccine or treatment advisory or technical committees and other public health authorities and uncertainties regarding the commercial impact of any such recommendations;
•pricing and access challenges for such products;
•challenges related to public confidence in, or awareness of Comirnaty, Paxlovid or any future COVID-19 product candidates, including challenges driven by misinformation or disinformation, access, concerns about clinical data integrity, or prescriber and pharmacy education;
•trade restrictions; and
•the risk that we may owe third-party royalties or other adverse outcomes from existing litigation related to Comirnaty and Paxlovid, or have additional other claims asserted related to Comirnaty or Paxlovid.
Certain of these risks and uncertainties also apply to our COVID-19 and influenza diagnostic tests.
CLIMATE CHANGE AND SUSTAINABILITY
Pfizer is subject to transitional and physical risks related to climate change. Transitional risks include, for example, a disorderly global transition away from fossil fuels that may result in increased energy prices; customer preference for low or no-carbon products; stakeholder pressure to decarbonize assets; or new legal or regulatory requirements that result in new or expanded carbon pricing, taxes, restrictions on greenhouse gas emissions, and increased greenhouse gas disclosure and transparency. These risks could increase operating costs, including the cost of our electricity and energy use, or otherwise increase compliance costs. Physical risks to our operations include water stress and drought; flooding and storm surge; wildfires; extreme temperatures and storms, which could impact pharmaceutical production, increase costs, or disrupt supply chains of medicines for patients. For example, our manufacturing facility in Rocky Mount, NC was damaged by a tornado in July 2023. While manufacturing has resumed, the supply of medicines impacted by the tornado is expected to be affected through 2024. For additional details on the impact of the tornado in Rocky Mount, NC, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Operating Environment section within MD&A. Our supply chain is subject to these same transitional and physical risks and would likely pass along any increased costs to us.
In June 2022, Pfizer established our fourth consecutive greenhouse gas reduction goal with new near- and long-term targets to achieve the Science Based Target Initiative’s voluntary Net-Zero Standard by 2040. While we are working to develop and implement emission reduction plans to achieve our voluntary climate goals, various factors, including the long time horizons and commercial availability of new technologies to enable the emission reductions, in the time and scale needed, may present inherent risk in our ability to meet these goals. Additionally, success may depend on the actions of governments and third parties and may require, among other things, significant capital investment; R&D; and government policies and incentives to foster innovation and reduce costs of technologies that may not currently exist or be available at scale.
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

Pfizer Inc.	2023 Form 10-K	25

MARKET FLUCTUATIONS IN OUR EQUITY AND OTHER INVESTMENTS
Changes in the fair value of certain equity investments that are recognized in net income may result in increased volatility of our income. See Note 4 and the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk section within MD&A.
Our pension benefit obligations and postretirement benefit obligations are subject to volatility from changes in the fair value of equity investments and other investment risk in the assets funding these plans, as well as changes in the appropriate discount rate. See the Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions—Benefit Plans section within MD&A and Note 11.
COST AND EXPENSE CONTROL AND NONORDINARY EVENTS
Growth in costs and expenses, changes in product and geographic mix and the impact of acquisitions, divestitures, restructurings, internal reorganizations, product withdrawals, recalls and other unusual events that could result from evolving business strategies, evaluation of asset realization and organizational restructuring could adversely affect future results. Such risks and uncertainties include, in particular, our ability to realize the projected benefits of our cost-reduction and productivity initiatives, including our enterprise-wide cost realignment program, other corporate strategic initiatives and any acquisitions, divestitures or other initiatives, as well as potential disruption of ongoing business, such as potential impacts on our ability to deliver on our pipeline as planned. Additionally, as a result of these initiatives, we may experience a loss of continuity, loss of accumulated knowledge or intellectual property and/or inefficiency, adverse effects on employee morale, loss of key employees and/or other retention issues during transitional periods. Reorganizations and restructurings can require a significant amount of time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
INTANGIBLE ASSETS, GOODWILL AND EQUITY-METHOD INVESTMENTS
Our consolidated balance sheet contains significant amounts of intangible assets, including IPR&D and goodwill. For IPR&D assets, the risk of failure is significant, and there can be no certainty that these assets ultimately will yield successful products. Our ability to realize value on these significant investments is often contingent upon, among other things, regulatory approvals and market acceptance. As such, IPR&D assets may become impaired and/or be written off in the future if the associated R&D effort is abandoned or is curtailed. See Note 4 for a discussion of recent impairments of IPR&D assets. For goodwill, all reporting units can confront events and circumstances that can lead to a goodwill impairment charge such as, among other things, unanticipated competition, an adverse action or assessment by a regulator, a significant adverse change in legal matters or in the business climate and/or a failure to replace the contributions of products that lose exclusivity. Our other intangible assets, including developed technology rights and brands, face similar risks for impairment. Our equity-method investments may also be subject to impairment charges that may result from the occurrence of unexpected adverse events or management decisions that impact our estimates of expected cash flows to be generated from these investments. We may recognize impairment charges as a result of a weak economic environment, events related to particular customers or asset types, challenging market conditions or decisions by management. Any such impairment charge of our intangible assets, goodwill and equity-method investments may be significant. For additional details, see the Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions—Asset Impairments section within MD&A.
CHANGES IN LAWS AND ACCOUNTING STANDARDS
Our future results could be adversely affected by changes in laws and regulations or their interpretation, including, among others, changes in accounting standards, tax laws and regulations internationally and in the U.S. (including, among other things, the IRA, changes in laws and regulations or their interpretation, including, among others, the adoption of global minimum taxation requirements outside the U.S. generally effective in most jurisdictions since January 1, 2024 and potential changes to existing tax law by the current U.S. Presidential administration and Congress, including the proposed “Tax Relief for American Families and Workers Act of 2024”), competition laws, privacy laws and environmental laws in the U.S. and other countries. For additional information on changes in tax laws or rates or accounting standards, see the Provision/(Benefit) for Taxes on Income and New Accounting Standards sections within MD&A and Note 1B.

ITEM 1C.	CYBERSECURITY
Managing cybersecurity risk is a crucial part of our overall strategy for safely operating our business. We incorporate cybersecurity practices into our Enterprise Risk Management (ERM) approach, which is subject to oversight by our BOD. Our cybersecurity policies and practices are aligned with relevant industry standards.
Consistent with our overall ERM program and practices, our cybersecurity program includes:
•Vigilance: We maintain a global cybersecurity operation that endeavors to detect, prevent, contain, and respond to cybersecurity threats and incidents in a prompt and effective manner with the goal of minimizing business disruptions.
•External Collaboration: We collaborate with public and private entities, including intelligence and law enforcement agencies, industry groups and third-party service providers to identify, assess and mitigate cybersecurity risks.
•Systems Safeguards: We deploy technical safeguards that are designed to protect our information systems, products, operations and sensitive information from cybersecurity threats. These include firewalls, intrusion prevention and detection systems, disaster recovery capabilities, malware and ransomware prevention, access controls and data protection. We continuously conduct vulnerability assessments to identify new risks and periodically test the efficacy of our safeguards through both internal and external penetration tests.
•Education: We provide periodic training for all personnel regarding cybersecurity threats, with such training appropriate to the roles, responsibilities and access of the relevant Company personnel. Our policies require all workers to report any real or suspected cybersecurity events.
•Supplier Ecosystem Management: We extend our cybersecurity management control expectations to our supply chain ecosystem, as applicable. This includes identifying cybersecurity risks presented by third parties.
•Incident Response Planning: We have established, and maintain and periodically test, incident response plans that direct our response to cybersecurity events and incidents. Such plans include the protocol by which material incidents would be communicated to executive management, our BOD, external regulators and shareholders.
•Enterprise-Wide Coordination: We engage experts from across the Company to identify emerging risks and respond to cybersecurity threats. This cross-functional approach includes personnel from our R&D, manufacturing, commercial, technology, legal, compliance, internal audit and other business functions.

Pfizer Inc.	2023 Form 10-K	26

•Governance: Our BOD’s oversight of cybersecurity risk management is led by the Audit Committee, which oversees our ERM program. Cybersecurity threats, risks and mitigation are periodically reviewed by the Audit Committee and such reviews include both internal and independent assessment of risks, controls and effectiveness.
Our risk assessment efforts have indicated that we are a target for theft of intellectual property, financial resources, personal information, and trade secrets from a wide range of actors including nation states, organized crime, malicious insiders and activists. The impacts of attacks, abuse and misuse of Pfizer’s systems and information include, without limitation, loss of assets, operational disruption and damage to Pfizer’s reputation.
A key element of managing cybersecurity risk is the ongoing assessment and testing of our processes and practices through auditing, assessments, drills and other exercises focused on evaluating the sufficiency and effectiveness of our risk mitigation. We regularly engage third parties to perform assessments of our cybersecurity measures, including information security maturity assessments and independent reviews of our information security control environment and operating effectiveness. Certain results of such assessments and reviews are reported to the Audit Committee and the BOD, as appropriate, and we make adjustments to our cybersecurity processes and practices as necessary based on the information provided by the third-party assessments and reviews.
The Audit Committee oversees cybersecurity risk management, including the policies, processes and practices that management implements to prevent, detect and address risks from cybersecurity threats. The Audit Committee receives regular briefings on cybersecurity risks and risk management practices, including, for example, recent developments in the external cybersecurity threat landscape, evolving standards, vulnerability assessments, third-party and independent reviews, technological trends and considerations arising from our supplier ecosystem. The Audit Committee may also promptly receive information regarding any material cybersecurity incident that may occur, including any ongoing updates regarding the same. The Audit Committee periodically discusses our approach to cybersecurity risk management with our Chief Information Security Officer (CISO).
Our CISO is a member of our management team who is principally responsible for overseeing our cybersecurity risk management program, in partnership with other business leaders across the Company. The CISO works in coordination with other members of the management team, including, among others, the Chief Digital Officer, the Chief Financial Officer, the Chief Compliance and Risk Officer and the General Counsel and their designees. We believe our business leaders have the appropriate expertise, background and depth of experience to manage risks arising from cybersecurity threats.
Our CISO, along with leaders from our privacy and corporate compliance functions, collaborate to implement a program designed to manage our exposure to cybersecurity risks and to promptly respond to cybersecurity incidents. Prompt response to incidents is delivered by multi-disciplinary teams in accordance with our incident response plan. Through ongoing communications with these teams during incidents, the CISO monitors the triage, mitigation and remediation of cybersecurity incidents, and reports such incidents to executive management, the Audit Committee and other Pfizer colleagues in accordance with our cybersecurity policies and procedures, as is appropriate.
As of the date of this Form 10-K, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition at this time. For further discussion of the risks associated with cybersecurity incidents, see the Item 1A. Risk Factors—Information Technology and Security section in this Form 10-K.

ITEM 2.	PROPERTIES
We own and lease space globally for sales and marketing, customer service, regulatory compliance, R&D, manufacturing and distribution and corporate enabling functions. In many locations, our business and operations are co-located to achieve synergy and operational efficiencies. Our global headquarters are located in New York City. We continue to advance our global workplace strategy to provide workplaces that enable collaboration and foster innovation. As of December 31, 2023, we had 284 owned and leased properties (including properties acquired in the Seagen acquisition), amounting to approximately 38 million square feet. The recent Seagen acquisition has increased our real estate portfolio by 14 sites totaling 1 million square feet.
As of December 31, 2023, of the 284 properties, PGS had responsibility for 37 plants around the world, which manufacture products for our commercial divisions, including in Belgium, Germany, India, Ireland, Italy, Japan, Singapore and the U.S. The leadership team for PGS is primarily located in New York City. PGS also operates multiple distribution facilities around the world.
In general, we believe that our properties, including the principal properties described above, are well-maintained, adequate and suitable for their current requirements and for our operations in the foreseeable future. See Note 9 for amounts invested in land, buildings and equipment.

ITEM 3.	LEGAL PROCEEDINGS
Certain legal proceedings in which we are involved are discussed in Note 16A.

Pfizer Inc.	2023 Form 10-K	27

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of the Company are set forth in this table. Each holds the office or offices indicated until his or her successor is chosen and qualified at the regular meeting of the BOD to be held on the date of the 2024 Annual Meeting of Shareholders, or until his or her earlier death, resignation or removal. Each of the executive officers is a member of the Pfizer Executive Leadership Team.

Name	Age	Position

Albert Bourla	62	Chairman of the Board since January 2020 and Chief Executive Officer since January 2019. Chief Operating Officer from January 2018 until December 2018. Group President, Pfizer Innovative Health from June 2016 until December 2017. Group President, Global Innovative Pharma Business (responsible for Vaccines, Oncology and Consumer Healthcare since 2014) from February 2016 until June 2016. President and General Manager of Established Products Business Unit from December 2010 until December 2013. Our Director since February 2018.

Chris Boshoff	60
Chief Oncology Officer, Executive Vice President since December 2023. Chief Oncology Research and Development Officer and Executive Vice President from July 2023 until December 2023. Senior Vice President, Oncology, from 2017 until 2023.

David M. Denton	58
Chief Financial Officer, Executive Vice President since May 2022. Executive Vice President, Chief Financial Officer, Lowe’s Companies, Inc., from November 2018 until April 2022; Executive Vice President and Chief Financial Officer, CVS Health Corporation (a diversified health solutions company), from January 2010 until November 2018. Director of Tapestry, Inc. from 2014 to 2023. Director of Haleon plc.

Alexandre de Germay	56
Chief International Commercial Officer, Executive Vice President since December 2023. Chief Executive Officer, Laboratoires Majorelle (a specialty pharma company based in France dedicated to women’s health and urology) from 2021 until January 2024 (assisting with transition matters after December 15, 2023). From 2020 until 2021 was Senior Vice President; Global Franchise Head of Cardiology, Transplant and Established Products, and from 2016 until 2020 was Head of Mature Markets General Medicines of Sanofi. Regional President of Asia-Pacific of Pfizer Inc. from 2013 until 2016.

Mikael Dolsten	65
Chief Scientific Officer, President, Pfizer Research and Development since July 2023. Chief Scientific Officer and President, Worldwide Research, Development and Medical from January 2019 until July 2023. President of Worldwide Research and Development from December 2010 until December 2018. Senior Vice President; President of Worldwide Research and Development from May 2010 until December 2010. Senior Vice President; President of Pfizer BioTherapeutics Research & Development Group from October 2009 until May 2010. Director of Agilent Technologies, Inc, and Vimian Group AB.

Lidia Fonseca	55
Chief Digital and Technology Officer, Executive Vice President since January 2019. Chief Information Officer and Senior Vice President of Quest Diagnostics Incorporated from 2014 to 2018. Senior Vice President of Laboratory Corporation of America Holdings from 2008 until March 2013. Director of Tegna, Inc. from 2014 to 2023. Director of Medtronic plc.

Rady A. Johnson	62	Chief Compliance, Quality and Risk Officer, Executive Vice President since January 2019. Executive Vice President, Chief Compliance and Risk Officer from December 2013 until December 2018. Senior Vice President and Associate General Counsel from October 2006 until December 2013.

Douglas M. Lankler	58
General Counsel, Executive Vice President since December 2013. Corporate Secretary from January 2014 until February 2014. Executive Vice President, Chief Compliance and Risk Officer from February 2011 until December 2013.

Aamir Malik	48
Chief U.S. Commercial Officer, Executive Vice President since December 2023. Chief Business Innovation Officer, Executive Vice President from August 2021 until December 2023. Various U.S. geographic leadership roles with McKinsey & Company from 2019 to 2021; previously co-led McKinsey & Company’s Global Pharmaceuticals & Medical Products practice from 2015 to 2018.

Michael McDermott	58
Chief Global Supply Officer, Executive Vice President since January 2022. President of Pfizer Global Supply from 2018 until 2021. Vice President of Pfizer Global Supply from 2014 until 2018. Vice President of the Biotechnology Unit from 2012 until 2014.

Payal Sahni	49
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

Sally Susman	62
Chief Corporate Affairs Officer, Executive Vice President since January 2019. Executive Vice President, Corporate Affairs (formerly Policy, External Affairs and Communications) from December 2010 until December 2018. Senior Vice President, Policy, External Affairs and Communications from December 2009 until December 2010.

Pfizer Inc.	2023 Form 10-K	28

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The principal market for our common stock is the NYSE. Our common stock currently trades on the NYSE under the symbol “PFE”. As of February 15, 2024, there were 123,387 holders of record of our common stock.

The following summarizes purchases of our common stock during the fourth quarter of 2023(a):

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Value of Shares that May Yet Be Purchased Under the Plan(a)
October 2 through October 29, 2023	12,222	$32.93	—	$3,292,882,444
October 30 through November 30, 2023	25,825	$29.95	—	$3,292,882,444
December 1 through December 31, 2023	14,449	$28.58	—	$3,292,882,444
Total	52,496	$30.26	—
(a)See Note 12.
(b)Represents (i) 49,685 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive programs and (ii) the open market purchase by the trustee of 2,811 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who deferred receipt of performance share awards.
PEER GROUP PERFORMANCE GRAPH
The following graph assumes a $100 investment on December 31, 2018, and reinvestment of all dividends, in each of the Company’s Common Stock, a composite peer group of the major U.S. and European-based pharmaceutical companies, which are: AbbVie Inc., Amgen Inc., AstraZeneca PLC, Bristol-Myers Squibb Company, Eli Lilly and Company, GSK plc, Johnson & Johnson, Merck & Co., Inc., Novartis AG, Novo Nordisk, Roche Holding AG and Sanofi SA, the S&P 500 Index and the NYSE Arca Pharmaceutical Index (DRG index).
Five Year Performance

	2018	2019	2020	2021	2022	2023
PFIZER	$100.0	$93.1	$96.3	$160.5	$143.8	$84.5
PEER GROUP	$100.0	$122.0	$128.7	$154.4	$179.9	$207.8
S&P 500	$100.0	$131.5	$155.6	$200.3	$164.0	$207.0
DRG Index	$100.0	$118.4	$128.7	$158.8	$171.1	$184.3

ITEM 6.	[RESERVED]

Pfizer Inc.	2023 Form 10-K	29

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following MD&A is intended to assist the reader in understanding our financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources, and is provided as a supplement to and should be read in conjunction with the consolidated financial statements and related notes in Item 8. Financial Statements and Supplementary Data in this Form 10-K. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found within MD&A in our 2022 Form 10-K.
OVERVIEW OF OUR PERFORMANCE, OPERATING ENVIRONMENT, STRATEGY AND OUTLOOK

Financial Highlights––The following is a summary of certain financial performance metrics (in billions, except per share data):

2023 Total Revenues––$58.5 billion	2023 Net Cash Flow from Operations––$8.7 billion
A decrease of 42% compared to 2022	A decrease of 70% compared to 2022

2023 Reported Diluted EPS––$0.37	2023 Adjusted Diluted EPS (Non-GAAP)––$1.84*
A decrease of 93% compared to 2022	A decrease of 72% compared to 2022
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
Our Business and Strategy––Pfizer Inc. is a research-based, global biopharmaceutical company. We apply science and our global resources to bring therapies to people that extend and significantly improve their lives. See the Item 1. Business––About Pfizer section. As a science-driven global biopharmaceutical company, we remain focused on advancing our pipeline, supporting our marketed brands and deploying capital responsibly, with a focus on initiatives that can help contribute to our long-term revenue and future growth. Most of our revenues come from the manufacture and sale of biopharmaceutical products. We believe that our medicines and vaccines provide significant value for healthcare providers and patients and continuously evaluate how we can best collaborate with patients, physicians and payors to support and expand patient access to reliable, affordable healthcare around the world. In addition, we continually seek to expand and broaden our product portfolio offerings through prioritized development of our pipeline and business development opportunities targeted at critical unmet patient needs. As a result, our commercial organizational structure and R&D operations are critical to the successful execution of our business strategy. Our ability to fulfill our purpose, Breakthroughs that change patients’ lives, remains a core focus and underscores our commitment to addressing the needs of society to help sustain long-term value creation for all stakeholders. Our 2024 key priorities are:
•Achieve world-class oncology leadership
•Deliver next wave of pipeline innovation
•Maximize performance of our new products
•Expand margins by realigning our cost base
•Allocate capital to enhance shareholder value

Pfizer Inc.	2023 Form 10-K	30

In 2023, we managed our commercial operations through a global structure consisting of two operating segments: Biopharma and Business Innovation. Biopharma was the only reportable segment. See Note 1A and the Item 1. Business––Commercial Operations section.
In December 2023, we completed our acquisition of Seagen. At the beginning of 2024, we made changes in our commercial organization that went into effect on January 1, 2024 to incorporate Seagen and improve focus, speed and execution. Specifically, within our Biopharma reportable segment we created:
•the Pfizer Oncology Division, which brings together U.S. oncology commercial operations from both Pfizer and Seagen and is led by the Chief Oncology Officer, Executive Vice President, who also leads Pfizer’s newly combined global oncology R&D operations;
•the Pfizer U.S. Commercial Division, which focuses on the commercialization of non-oncology products in the U.S. and is led by the Chief U.S. Commercial Officer, Executive Vice President; and
•the Pfizer International Commercial Division, which focuses on the commercialization of Pfizer’s entire product portfolio outside the U.S. and is led by the Chief International Commercial Officer, Executive Vice President.
In the fourth quarter of 2022, we began taking steps through our Transforming to a More Focused Company restructuring program to optimize our end-to-end R&D operations to reduce costs and cycle times as well as to further prioritize our internal R&D portfolio in areas where our capabilities are differentiated while increasing external innovation efforts to leverage an expanding and productive biotech sector. Beginning in July 2023, in consideration of planned future investments in oncology, including the acquisition of Seagen on December 14, 2023, we reorganized our R&D platform operations. See Note 17A. In the fourth quarter of 2023, we announced that we launched a multi-year, enterprise-wide cost realignment program that aims to realign our costs with our longer-term revenue expectations. See Note 3. For a description of savings related to these programs, see the Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives section within MD&A.
R&D: We believe we have a strong pipeline and are well-positioned for future growth. R&D is at the heart of fulfilling our purpose to deliver breakthroughs that change patients’ lives as we work to translate advanced science and technologies into the medicines and vaccines that may be the most impactful for patients. Innovation, drug discovery and development are critical to our success. In addition to discovering and developing new products, our R&D efforts seek to add value to our existing products by improving their effectiveness and ease of dosing and by discovering potential new indications. See the Item 1. Business—Research and Development section for our R&D priorities and strategy.
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
Our Business Development Initiatives––We are committed to strategically capitalizing on growth opportunities, primarily by advancing our own product pipeline and maximizing the value of our existing products, but also through various business development activities. We view our business development activity as an enabler of our strategies and seek to generate growth by pursuing opportunities and transactions that have the potential to strengthen our business and our capabilities. We assess our business, assets and scientific capabilities/portfolio as part of our regular, ongoing portfolio review process and also continue to consider business development activities that will help advance our business strategy. For a discussion of recent significant business development activities, see Note 2.
Our 2023 Performance
Total Revenues––Total revenues decreased $41.8 billion, or 42%, to $58.5 billion in 2023 from $100.3 billion in 2022, reflecting an operational decrease of $40.8 billion, or 41%, as well as an unfavorable impact of foreign exchange of $1.0 billion, or 1%. The operational decrease was primarily driven by significant declines in revenues from Comirnaty and Paxlovid, including a $3.5 billion non-cash revenue reversal for Paxlovid recorded in the fourth quarter of 2023. Excluding contributions from Comirnaty and Paxlovid, Total revenues increased 7% operationally, reflecting an increase in revenues from Nurtec ODT/Vydura and Oxbryta; revenues from Abrysvo, primarily driven by the launch of the older adult indication in the U.S.; as well as continued growth from the Vyndaqel family and Eliquis; partially offset by a decline in Ibrance.
The following chart outlines the components of the net change in Total revenues:
See the Total Revenues by Geography and Total Revenues––Selected Product Discussion sections within MD&A for more information, including a discussion of key drivers of our revenue performance. See also The Global Economic Environment––COVID-19 section below for information about our COVID-19 products. For information regarding the primary indications or class of certain products, see Note 17C.

Pfizer Inc.	2023 Form 10-K	31

While royalty income through December 31, 2023 has been recorded in Other Income/(Deductions)—net, we will begin reporting such royalty income in Total revenues beginning in 2024 and will restate prior periods for consistency with our 2024 presentation. Additionally, we will no longer record royalties from U.S. sales of Bavencio, as we have irrevocably chosen to donate the right to such royalties to the American Association for Cancer Research.
Income from Continuing Operations Before Provision/(Benefit) for Taxes on Income––The decrease in Income from continuing operations before provision/(benefit) for taxes on income of $33.7 billion, to $1.1 billion in 2023 from $34.7 billion in 2022, was primarily attributable to (i) lower revenues, (ii) higher intangible asset impairment charges, and (iii) increases in Restructuring charges and certain acquisition-related costs, Amortization of intangible assets, and Selling, informational and administrative expenses, partially offset by (iv) a decrease in Cost of sales and (v) net gains on equity securities in 2023 versus net losses on equity securities in 2022.
See the Analysis of the Consolidated Statements of Income section within MD&A and Note 4. For information on our tax provision and effective tax rate, see the Provision/(Benefit) for Taxes on Income section within MD&A and Note 5.
Our Operating Environment––We, like other businesses in our industry, are subject to certain industry-specific challenges. These include, among others, the topics listed below. See also the Item 1. Business––Government Regulation and Price Constraints and Item 1A. Risk Factors sections.
Regulatory Environment––Pipeline Productivity––Our product lines must be replenished over time to offset revenue losses when products lose exclusivity or market share or to respond to healthcare and innovation trends, as well as to provide for earnings growth, primarily through internal R&D or through collaborations, acquisitions, JVs, licensing or other arrangements. As a result, we devote considerable resources to our R&D activities which, while essential to our growth, incorporate a high degree of risk and cost, including whether a particular product candidate or new indication for an in-line product will achieve the desired clinical endpoint or safety profile, will be approved by regulators or will be successful commercially. Clinical trials are conducted to determine, among other things, whether an investigational drug, vaccine or device is safe and effective for a particular patient population. After a product has been approved or authorized and launched, we continue to monitor its safety as long as it is available to patients, including conducting postmarketing trials, voluntarily or pursuant to a regulatory request. For the entire life of the product, we collect safety data and report safety information to the FDA and other regulators. Regulatory authorities evaluate potential safety concerns and take any regulatory action deemed necessary and appropriate. Such action(s) may include: updating a product’s labeling, restricting its use, communicating new safety information or, in rare cases, seeking to suspend or remove a product from the market.
Intellectual Property Rights and Collaboration/Licensing Rights––The loss, expiration or invalidation of intellectual property rights, patent litigation settlements and judgments, and the expiration of co-promotion and licensing rights can have a material adverse effect on our revenues. Certain of our products have experienced patent-based expirations or loss of regulatory exclusivity in certain markets in the last few years, and we expect certain products to face increased generic competition over the next few years. While additional patent expiries will continue, we expect a moderate impact of reduced revenues due to patent expiries from 2024 through 2025. We anticipate a more significant impact of reduced revenues from patent expiries in 2026 through 2030 as several of our in-line products experience patent-based expirations. We continue to vigorously defend our patent rights against infringement, and we will continue to support efforts that strengthen worldwide recognition of patent rights while taking necessary steps to help ensure appropriate patient access.
For additional information on patent rights we consider most significant to our business as a whole, see the Item 1. Business––Patents and Other Intellectual Property Rights section. For a discussion of recent developments with respect to patent litigation, see Note 16A1.
Regulatory Environment/Pricing and Access––Government and Other Payor Group Pressures––The pricing of medicines and vaccines by pharmaceutical manufacturers and the cost of healthcare, which includes medicines, vaccines, medical services and hospital services, continues to be important to payors, governments, patients, and other stakeholders. Federal and state governments and private third-party payors in the U.S. continue to take action to manage the utilization and cost of drugs, including increasingly employing formularies to control costs and encourage utilization of certain drugs, including through the use of deductibles, utilization management tools, cost sharing or formulary placement. We consider a number of factors impacting the pricing of our medicines and vaccines. Within the U.S., we often engage with patients, doctors and healthcare plans. We also often provide significant discounts from the list price to insurers, including PBMs and MCOs. The price that patients pay in the U.S. for prescribed medicines and vaccines is ultimately set by healthcare providers and insurers. Governments globally, as well as private third-party payors in the U.S., may use a variety of measures to control costs, including, among others, legislative or regulatory pricing reforms, drug formularies (including tiering and utilization management tools), cross country collaboration and procurement, price cuts, mandatory rebates, health technology assessments, forced localization as a condition of market access, “international reference pricing” (i.e., the practice of a country linking its regulated medicine prices to those of other countries), QCE processes and VBP. We anticipate that these and similar initiatives will continue to increase pricing and access pressures globally. In the U.S., we expect to see continued focus by Congress and the Biden Administration on regulating pricing. The drug pricing provisions of the IRA, which was signed into law in August 2022, began to be implemented in 2022 and implementation efforts will continue over the next several years. In August 2023, the Biden Administration unveiled the first ten medicines subject to the “Medicare Drug Price Negotiation Program,” which requires manufacturers of select drugs to engage in a process with the federal government to set new Medicare prices which would go into effect in 2026. Among the first ten medicines subject to the Program included Eliquis. We continue to evaluate the impact of the IRA on our business, operations and financial condition and results as the full effect of the IRA on our business and the pharmaceutical industry remains uncertain. In addition, changes to the Medicaid Drug Rebate program or the 340B Program, including legal or legislative developments at the federal or state level with respect to the 340B program, could have a material impact on our business. See the Item 1. Business––Pricing Pressures and Managed Care Organizations and ––Government Regulation and Price Constraints and the Item 1A. Risk Factors––Pricing and Reimbursement sections.
Impact of the July 2023 Tornado in Rocky Mount, North Carolina (NC)––Our manufacturing facility in Rocky Mount, NC was damaged by a tornado in July 2023. The facility is a key producer of sterile injectables and is responsible for manufacturing nearly 25 percent of all our sterile injectables—including anesthesia, analgesia, and micronutrients—which is nearly eight percent of all the sterile injectables used in U.S. hospitals. While manufacturing has resumed, the supply of medicines impacted by the tornado is expected to be affected through 2024.
In 2023, we recorded $286 million to Cost of sales for inventory losses, overhead costs related to the period in which the facility could not operate, and incremental costs resulting from the tornado damage. Losses incurred in 2023 were partially offset by insurance recoveries received in the fourth quarter of 2023. We may record additional losses and/or costs and/or insurance recoveries in future periods, but we are unable to predict them with certainty at this time.

Pfizer Inc.	2023 Form 10-K	32

Product Supply––We periodically encounter supply delays, disruptions and shortages, including due to voluntary product recalls and natural or man-made disasters. In 2021, Pfizer recalled all lots of Chantix in the U.S. due to the presence of a nitrosamine, N-nitroso-varenicline, at or above the FDA interim acceptable intake limit. Regulatory authorities outside the U.S. have issued updated guidance on nitrosamine acceptable intake levels. With this recently issued guidance, which included an updated intake level for N-nitroso-varenicline, we expect to make regulatory submissions in 2024 to potentially enable Chantix to return to market outside the U.S., and our related discussions with FDA are ongoing.
Except for the tornado in Rocky Mount, NC discussed above, we have not seen a significant disruption of our supply chain in 2023 and through the date of filing of this Form 10-K, and all of our manufacturing sites globally have continued to operate at or near normal levels; however, we continue to see heightened demand in the industry for certain components and raw materials, which could potentially result in constraining available supply leading to a possible future impact on our business. We continue to monitor and implement mitigation strategies in an effort to reduce any potential risk or impact including active supplier management, qualification of additional suppliers and advanced purchasing to the extent possible. For information on risks related to product manufacturing, see the Item 1A. Risk Factors––Product Manufacturing, Sales and Marketing Risks section.
The Global Economic Environment––In addition to the industry-specific factors discussed above, we, like other businesses of our size and global extent of activities, are exposed to economic cycles. Certain factors in the global economic environment that may impact our global operations include, among other things, currency and interest rate fluctuations, capital and exchange controls, local and global economic conditions including inflation, recession, volatility and/or lack of liquidity in capital markets, expropriation and other restrictive government actions, changes in intellectual property, legal protections and remedies, trade regulations, tax laws and regulations and procedures and actions affecting approval, production, pricing, and marketing of, reimbursement for and access to our products, as well as impacts of political or civil unrest or military action, including the ongoing conflicts between Russia and Ukraine and in the Middle East and their economic consequences, geopolitical instability, terrorist activity, unstable governments and legal systems, inter-governmental disputes, public health outbreaks, epidemics, pandemics, natural disasters or disruptions related to climate change. Government pressures can lead to negative pricing pressure in various markets where governments take an active role in setting prices, access criteria or other means of cost control. For additional information on risks related to our global operations, see the Item 1A. Risk Factors—Global Operations section.
COVID-19––In response to COVID-19, we developed Paxlovid and collaborated with BioNTech to jointly develop Comirnaty, including an Omicron XBB.1.5-adapted monovalent vaccine. As part of our strategy for COVID-19, we are continuing to make significant investments in breakthrough science and global manufacturing. This includes continuing to evaluate Comirnaty and Paxlovid, including against new variants of concern, developing variant adapted vaccine candidates and developing potential combination respiratory vaccines and potential next generation vaccines and therapies. We are also evaluating Paxlovid for additional populations. See the Product Developments section within MD&A.
In 2023, we principally sold Comirnaty globally under government contracts. In September 2023, Comirnaty transitioned to traditional commercial market sales in the U.S., triggered by the expiration of current contracts and the COVID-19 vaccines from Pfizer and BioNTech purchased through them becoming either depleted or not used following the introduction of a new variant vaccine. Internationally, sales of Comirnaty in international developed markets were generally under government contracts in 2023, and in emerging markets, under a combination of private channels and government contracts; in both cases, we expect to start transitioning to commercial markets in 2024. Due to the commercial market transition as well as the anticipated seasonal nature of COVID vaccination, we expect more than 80% of our 2024 global revenues for Comirnaty to be recorded in the second half of the year.
In 2023, we principally sold Paxlovid globally to government agencies. Internationally, for Paxlovid, we are continuing the transition to commercial markets and are expecting most revenue for Paxlovid to be generated through commercial channels in 2024. On October 13, 2023, we announced an amended agreement with the U.S. government, which facilitated the transition of Paxlovid to traditional commercial markets in November 2023, with minimal uptake of NDA-labeled commercial product before January 1, 2024. See Note 17C.
For information on risks associated with our COVID-19 products, including certain assumptions made for purposes of our operational planning and financial projections and the uncertainty of future developments, as well as COVID-19 intellectual property disputes, see the Item 1A. Risk Factors—COVID-19, —Intellectual Property Protection and ––Third-Party Intellectual Property Claims sections and Note 16A1.
Israel/Hamas Conflict––Our local operations have been impacted by the armed conflict between Israel and Hamas that began on October 7, 2023. For the years ended December 31, 2023 and 2022, the business of our Israeli subsidiary represented less than 1% of our consolidated revenues and assets. We are closely monitoring developments in this conflict, including evaluating potential impacts to our business, customers, suppliers, employees, and operations in Israel and elsewhere in the Middle East that may impact global operations. At this time, longer term impacts to the Company are uncertain and subject to change.
Russia/Ukraine Conflict––Our local operations have been impacted by the armed conflict between Russia and Ukraine. For the years ended December 31, 2023 and 2022, the business of our Russia and Ukraine subsidiaries represented less than 1% of our consolidated revenues and assets, and while we are monitoring the effects of the conflict between Russia and Ukraine, the situation continues to evolve and the long-term implications, including the broader economic consequences of the conflict, are difficult to predict at this time. While as of now, we do not anticipate any significant negative impacts on our global operations from this conflict, continued regional instability, geopolitical shifts, potential additional sanctions and other restrictive measures against Russia, neighboring countries or allies of Russia, any retaliatory measures taken by Russia, neighboring countries or allies of Russia, and actions by our customers or suppliers, including financial institutions, in response to such measures could adversely affect the global macroeconomic environment, our operations, currency exchange rates and financial markets, which could in turn adversely impact our business and results of operations.
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
For a discussion of recently adopted accounting standards, see Note 1B.

Pfizer Inc.	2023 Form 10-K	33

Acquisitions
We account for acquired businesses using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair value as of the acquisition date. To estimate fair value, we utilize an exit price approach from the perspective of a market participant. For further detail on acquisition accounting, see Note 1D. For further detail on the techniques and methodologies that we use to estimate fair value, see Note 1E. Historically, intangible assets have been the most significant fair values within our business combinations. We utilize an income approach to estimate the acquisition date fair value of each identifiable intangible asset. Some of the more significant estimates and assumptions inherent in this approach include the amount and timing of projected net cash flows, the discount rate, the tax rate, and, for IPR&D assets, the probability of technical and regulatory success (PTRS). All of these judgments and estimates can materially impact our results of operations. For further information on our process to estimate the fair value of intangible assets, see Asset Impairments below.
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
We estimate the fair value of acquired PP&E using a combination of the cost and market approaches. Some of the more significant estimates and assumptions inherent in these approaches are the values of asset replacement costs, comparable assets and estimated remaining economic lives of the assets.
For the provisional amounts recognized for the Seagen assets acquired and liabilities assumed as of the acquisition date, see Note 2A. The estimated values are not yet finalized and are subject to change, which could be significant. We will finalize the amounts recognized as we obtain the information necessary to complete the analyses. We expect to finalize the amounts of assets acquired and liabilities assumed as soon as possible but no later than one year from the acquisition date.
Revenues
Our gross product revenues are subject to a variety of deductions, which generally are estimated and recorded in the same period that the revenues are recognized. Such variable consideration represents chargebacks, rebates, sales allowances and sales returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are required when estimating the impact of these revenue deductions on gross sales for a reporting period. Historically, adjustments to these estimates to reflect actual results or updated expectations, have not been material to our overall business and generally have been less than 1% of revenues. Product-specific rebates, however, can have a significant impact on year-over-year individual product revenue growth trends. If any of our ratios, factors, assessments, experiences or judgments are not indicative or accurate estimates of our future experience, our results could be materially affected. The potential of our estimates to vary (sensitivity) differs by program, product, type of customer and geographic location. However, estimates associated with U.S. Medicare, Medicaid and performance-based contract rebates are most at risk for material adjustment because of the extensive time delay between the recording of the accrual and its ultimate settlement, an interval that can generally range up to one year. Because of this lag, our recording of adjustments to reflect actual amounts can incorporate revisions of several prior quarters. Rebate accruals are product specific and, therefore for any period, are impacted by the mix of products sold as well as the forecasted channel mix for each individual product. For further information, see the Product Revenue Deductions section within MD&A and Note 1G.
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
•An expectation of losses or reduced profits associated with an asset. This could result, for example, from a change in a government reimbursement program that results in an inability to sustain projected product revenues and profitability. This also could result from the introduction of a competitor’s product that impacts projected revenue growth, as well as the lack of acceptance of a product by patients, physicians and payors. For IPR&D projects, this could result from, among other things, a change in outlook based on clinical trial data, a delay in the projected launch date or additional expenditures to commercialize the product.
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
While all intangible assets other than goodwill can face events and circumstances that can lead to impairment, those that are most at risk of impairment include IPR&D assets (approximately $23.2 billion as of December 31, 2023) and newly acquired or recently impaired indefinite-lived brand assets. IPR&D assets are high-risk assets, given the uncertain nature of R&D. Newly acquired and recently impaired indefinite-lived assets are more vulnerable to impairment as the assets are recorded at fair value and are then subsequently measured at the lower of fair value or carrying value at the end of each reporting period. As such, immediately after acquisition or impairment, even small declines in the outlook for these assets can negatively impact our ability to recover the carrying value and can result in an impairment charge.

Pfizer Inc.	2023 Form 10-K	34

Goodwill––Our goodwill impairment review work as of December 31, 2023 concluded that none of our goodwill was impaired and we do not believe the risk of impairment is significant at this time, as the fair value of each of our reporting units is significantly higher than their respective net book values.
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
For all of our reporting units, there are a number of future events and factors that may impact future results and that could potentially have an impact on the outcome of subsequent goodwill impairment testing. For a list of these factors, see the Forward-Looking Information and Factors That May Affect Future Results and the Item 1A. Risk Factors sections.
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

The following provides (i) at the end of each year, the expected annual rate of return on plan assets for the following year, (ii) the actual annual rate of return on plan assets achieved in each year, and (iii) the weighted-average discount rate used to measure the benefit obligations at the end of each year for our U.S. pension plans and our international pension plans(a):

	2023	2022	2021
U.S. Pension Plans
Expected annual rate of return on plan assets	8.0%	7.5%	6.3%
Actual annual rate of return on plan assets	10.4	(22.4)	9.2
Discount rate used to measure the plan obligations	5.4	5.4	2.9
International Pension Plans
Expected annual rate of return on plan assets	5.1	4.5	3.1
Actual annual rate of return on plan assets	(4.6)	(26.0)	11.4
Discount rate used to measure the plan obligations	4.4	3.8	1.6
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
The expected annual rate of return on plan assets for our U.S. plans and international plans is applied to the fair value of plan assets at each year-end and the resulting amount is reflected in our net periodic benefit costs in the following year. Differences between the actual rate of return on plan assets and the expected annual rate of return on plan assets are immediately recognized through earnings upon remeasurement.

The following illustrates the sensitivity of net periodic benefit costs to a 50 basis point decline in our assumption for the expected annual rate of return on plan assets, holding all other assumptions constant (in millions, pre-tax):

Assumption	Change	Increase in 2024 Net Periodic Benefit Costs
Expected annual rate of return on plan assets(a)	50 basis point decline	$84
(a)The estimate excludes any potential mark-to-market adjustments.

The actual return on plan assets resulted in a net gain on our plan assets of approximately $835 million during 2023.
Discount Rate Used to Measure Plan Obligations––The weighted-average discount rate used to measure the plan obligations for our U.S. defined benefit plans is determined at least annually and evaluated and modified, as required, to reflect the prevailing market rate of a portfolio of high-quality fixed income investments, rated AA/Aa or better, that reflect the rates at which the pension benefits could be effectively settled. The discount rate used to measure the plan obligations for our significant international plans is determined at least annually by reference to investment grade corporate bonds, rated AA/Aa or better, including, when there is sufficient data, a yield-curve approach. These discount rate determinations are made in consideration of local requirements. The measurement of plan obligations at the end of the year will affect (i) the actuarial (gains)/losses recognized in our net periodic benefit cost for that year and (ii) the amount of service cost and interest cost reflected in our net periodic benefit costs in the following year.

Pfizer Inc.	2023 Form 10-K	35

The following illustrates the sensitivity of net periodic benefit costs and benefit obligations to a 10 basis point decline in our assumption for the discount rate, holding all other assumptions constant (in millions, pre-tax):
Assumption	Change	Decrease in 2024 Net Periodic Benefit Costs	Increase to 2023 Benefit Obligations
Discount rate	10 basis point decline	$5	$210

The change in the discount rates used in measuring our plan obligations as of December 31, 2023 resulted in a decrease in the measurement of our aggregate plan obligations by approximately $616 million.
Income Tax Assets and Liabilities
Income tax assets and liabilities include income tax valuation allowances and accruals for uncertain tax positions. See Notes 1Q and 5, as well as the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk section within MD&A.
Contingencies

We and certain of our subsidiaries are subject to numerous contingencies arising in the ordinary course of business, including tax and legal contingencies, guarantees and indemnifications. See Notes 1Q, 1S, 5D and 16.
ANALYSIS OF THE CONSOLIDATED STATEMENTS OF INCOME
Total Revenues by Geography

The following presents worldwide Total revenues by geography:
	Year Ended December 31,									% Change
	Worldwide			U.S.			International			Worldwide		U.S.		International
(MILLIONS)	2023	2022	2021	2023	2022	2021	2023	2022	2021	23/22	22/21	23/22	22/21	23/22	22/21
Operating segments:
Biopharma	$57,186	$98,988	$79,557	$26,698	$42,083	$29,221	$30,488	$56,905	$50,336	(42)	24	(37)	44	(46)	13
Business Innovation	1,310	1,342	1,731	390	390	524	920	952	1,206	(2)	(22)	—	(26)	(3)	(21)
Total revenues	$58,496	$100,330	$81,288	$27,088	$42,473	$29,746	$31,408	$57,857	$51,542	(42)	23	(36)	43	(46)	12
2023 v. 2022

The following provides an analysis of the worldwide change in Total revenues by geographic areas from 2022 to 2023:
(MILLIONS)	Worldwide	U.S.	International
Operational growth/(decline):
Worldwide declines from Comirnaty	$(26,423)	$(6,370)	$(20,053)
Worldwide declines from Paxlovid	(17,506)	(11,803)	(5,703)
Worldwide growth from the Vyndaqel family, Eliquis, the Prevnar family and Inlyta, partially offset by worldwide declines from Ibrance, Xeljanz and Xtandi	1,016	1,018	(2)
Increase in revenues from Nurtec ODT/Vydura and Oxbryta, which were acquired in the fourth quarter of 2022	972	949	23
Revenues from Abrysvo, primarily driven by launch of the older adult indication in the U.S. in July 2023	890	888	2
Revenues from legacy Seagen products subsequent to the acquisition on December 14, 2023	120	120	—
Other operational factors, net	120	(185)	305
Operational growth/(decline), net	(40,812)	(15,385)	(25,428)

Unfavorable impact of foreign exchange	(1,022)	—	(1,022)
Total revenues increase/(decrease)	$(41,834)	$(15,385)	$(26,449)
Emerging markets revenues decreased $8.1 billion, or 40%, in 2023 to $12.0 billion from $20.1 billion in 2022, reflecting an operational decrease of $7.4 billion, or 37%, and an unfavorable impact from foreign exchange of 3%. The operational decrease in emerging markets revenues was primarily driven by declines from Comirnaty and Paxlovid, partially offset by growth from Lorbrena, Zavicefta and Eliquis.
See the Total Revenues––Selected Product Discussion section within MD&A for additional analysis.
Product Revenue Deductions––Our gross product revenues are subject to a variety of deductions, which generally are estimated and recorded in the same period that the revenues are recognized. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are required when estimating the impact of these product revenue deductions on gross sales for a reporting period. Historically, adjustments to these estimates to reflect actual results or updated expectations, have not been material to our overall business and generally have been less than 1% of revenues. Product-specific rebates, however, can have a significant impact on year-over-year individual product revenue growth trends.

Pfizer Inc.	2023 Form 10-K	36

The following presents information about product revenue deductions:
	Year Ended December 31,
(MILLIONS)	2023	2022	2021
Medicare rebates	$997	$838	$726
Medicaid and related state program rebates	1,655	973	1,214
Performance-based contract rebates	5,159	3,575	3,253
Chargebacks	9,828	7,560	6,122
Sales allowances	6,790	5,460	4,809
Sales returns and cash discounts(a)	5,619	1,290	1,054
Total	$30,048	$19,697	$17,178
(a) The increase in sales returns and cash discounts in 2023 was primarily due to the revenue reversal of $3.5 billion in the fourth quarter of 2023, related to the expected return of an estimated 6.5 million treatment courses of EUA-labeled U.S. government Paxlovid inventory (see Note 17C).
Product revenue deductions are primarily a function of product sales volume, mix of products sold, contractual or legislative discounts and rebates.
For information on our accruals for product revenue deductions, including the balance sheet classification of these accruals, see Note 1G.

Pfizer Inc.	2023 Form 10-K	37

Total Revenues—Selected Product Discussion
Biopharma

			Revenue
(MILLIONS)			Year Ended Dec. 31,		% Change
Product	Global Revenues	Region	2023	2022	Total	Oper.	Operational Results Commentary
Comirnaty(a)	$11,220 Down 70% (operationally)	U.S.	$2,404	$8,775	(73)
Declines largely driven by lower contracted deliveries and demand in international markets and lower U.S. government contracted deliveries, due to transition to new variant vaccines in most markets and the transition to traditional U.S. commercial market sales which began in September 2023.

		Int’l.	8,816	29,032	(70)	(69)
		Worldwide	$11,220	$37,806	(70)	(70)
Eliquis	$6,747 Up 5% (operationally)	U.S.	$4,228	$3,822	11
Growth driven primarily by continued oral anti-coagulant adoption and market share gains in the non-valvular atrial fibrillation indication in the U.S. and certain markets in Europe, partially offset by declines due to LOE and generic competition in certain international markets.

		Int’l.	2,519	2,658	(5)	(3)
		Worldwide	$6,747	$6,480	4	5
Prevnar family	$6,440 Up 3% (operationally)	U.S.	$4,204	$4,032	4
Growth primarily driven by the adult indications in the U.S. due to strong patient demand for Prevnar 20 for the eligible adult population, partially offset by the Prevnar pediatric indication in the U.S. driven by lower market share due to competitor entry.

		Int’l.	2,236	2,305	(3)	—
		Worldwide	$6,440	$6,337	2	3
Ibrance	$4,753 Down 6% (operationally)	U.S.	$3,151	$3,370	(6)		Declines primarily driven by lower demand globally due to competitive pressure, lower clinical trial purchases internationally, and planned price decreases in certain international developed markets.
		Int’l.	1,602	1,751	(8)	(6)
		Worldwide	$4,753	$5,120	(7)	(6)
Vyndaqel family	$3,321 Up 36% (operationally)	U.S.	$1,863	$1,245	50		Growth largely driven by continued strong uptake of the ATTR-CM indication, primarily in the U.S. and developed Europe, partially offset by a planned price decrease that went into effect in Japan in the second quarter of 2022.
		Int’l.	1,458	1,202	21	22
		Worldwide	$3,321	$2,447	36	36
Xeljanz	$1,703 Down 4% (operationally)	U.S.	$1,154	$1,129	2
Decline driven primarily by decreased prescription volumes globally resulting from ongoing shifts in prescribing patterns related to label changes, partially offset by higher net price in the U.S. due to favorable changes in channel mix.

		Int’l.	549	668	(18)	(15)
		Worldwide	$1,703	$1,796	(5)	(4)
Paxlovid	$1,279 Down 92% (operationally)	U.S.	$(1,289)	$10,514	*
Declines primarily driven by:
•a non-cash revenue reversal of $3.5 billion recorded in the fourth quarter of 2023, of which a portion was associated with sales recorded in 2022, related to the expected return of an estimated 6.5 million treatment courses of EUA-labeled U.S. government inventory (see Note 17C); and
•lower contractual deliveries in most international markets, partially offset by:
•strong demand in China under the temporary National Reimbursement Drug List (which ended on April 1, 2023) due to surge in COVID-19 infection during the first quarter of 2023; and
•fourth quarter sales under traditional commercial markets following transition, primarily in the U.S.

		Int’l.	2,568	8,419	(69)	(68)
		Worldwide	$1,279	$18,933	(93)	(92)
Xtandi	$1,191 Down 1% (operationally)	U.S.	$1,191	$1,198	(1)		Decline driven by lower net price mainly due to unfavorable changes in channel mix, partially offset by higher demand.
		Int’l.	—	—	—	—
		Worldwide	$1,191	$1,198	(1)	(1)
Inlyta	$1,036 Up 5% (operationally)	U.S.	$642	$618	4
Growth primarily reflects continued growth in emerging markets and the U.S. driven by the adoption of combinations of certain immune checkpoint inhibitors and Inlyta for the first-line treatment of patients with advanced RCC, partially offset by lower volumes and lower net price in certain European markets.

		Int’l.	394	385	3	7
		Worldwide	$1,036	$1,003	3	5
Nurtec ODT/Vydura	$928 *	U.S.	$908	$211	*		Growth primarily driven by timing of the acquisition of Biohaven (fourth quarter of 2022) as well as strong patient demand in the U.S. See Note 2A.
		Int’l.	20	2	*	*
		Worldwide	$928	$213	*	*

Pfizer Inc.	2023 Form 10-K	38

Business Innovation

			Revenue
(MILLIONS)			Year Ended Dec. 31,		% Change
Operating Segment	Global Revenues	Region	2023	2022	Total	Oper.	Operational Results Commentary
Business Innovation	$1,310 Down 2% (operationally)	U.S.	$390	$390	—
Decline primarily driven by a reduction in Comirnaty supply to BioNTech and lower revenues from our active pharmaceutical ingredient sales operation, partially offset by higher manufacturing activities performed on behalf of customers as well as an increase in R&D services to select innovative biotech companies under our Pfizer Ignite operations.

		Int’l.	920	952	(3)	(3)
		Worldwide	$1,310	$1,342	(2)	(2)
(a)Comirnaty includes direct sales and Alliance revenues related to sales of the Pfizer-BioNTech COVID-19 vaccine, which are recorded within our Primary Care customer group. It does not include revenues for certain Comirnaty-related manufacturing activities performed on behalf of BioNTech, which are included in PC1, which is part of the Business Innovation operating segment. See Note 17C.
*Indicates calculation not meaningful.
See the Item 1. Business—Patents and Other Intellectual Property Rights section for information regarding the expiration of various patent rights, Note 16 for a discussion of recent developments concerning patent and product litigation relating to certain of the products discussed above and Note 17C for the primary indications or class of the selected products discussed above.
Costs and Expenses

Costs and expenses follow:
	Year Ended December 31,			% Change
(MILLIONS)	2023	2022	2021	23/22	22/21
Cost of sales	$24,954	$34,344	$30,821	(27)	11
Percentage of Total revenues	42.7%	34.2%	37.9%
Selling, informational and administrative expenses	14,771	13,677	12,703	8	8
Research and development expenses	10,679	11,428	10,360	(7)	10
Acquired in-process research and development expenses	194	953	3,469	(80)	(73)
Amortization of intangible assets	4,733	3,609	3,700	31	(2)
Restructuring charges and certain acquisition-related costs	2,943	1,375	802	*	71
Other (income)/deductions—net(a)	(835)	217	(4,878)	*	*
*Indicates calculation not meaningful.
(a)Beginning in 2024, we will include royalty income in Total revenues and will restate prior periods for consistency with our 2024 presentation.

2023 v. 2022
Cost of Sales
Cost of sales decreased $9.4 billion, primarily due to:
•a reduction of $14.2 billion due to lower sales of Comirnaty; and
•a reduction of $1.5 billion due to lower sales of Paxlovid, partially offset by:
•non-cash charges of $6.2 billion for inventory write-offs and related charges ($5.0 billion for Paxlovid and $1.2 billion for Comirnaty).
The increase in Cost of sales as a percentage of Total revenues was mainly driven by the non-cash charge of $6.2 billion discussed above, and unfavorable changes in sales mix, primarily due to lower sales of Paxlovid and Comirnaty, which includes the unfavorable impact of the $3.5 billion non-cash Paxlovid revenue reversal.
Selling, Informational and Administrative Expenses
Selling, informational and administrative expenses increased $1.1 billion, mostly due to:
•an increase of $1.1 billion in marketing and promotional expenses for recently acquired and launched products;
•an increase of $280 million for the expected Paxlovid commercial launch;
•an increase of $210 million in our liability to be paid to participants of our supplemental savings plan; and
•an increase of $170 million in marketing and promotional expenses for rare disease products, partially offset by:
•a decrease of $690 million due to a lower provision for U.S. healthcare reform fees related to Comirnaty and Paxlovid.
Research and Development Expenses
Research and development expenses decreased $749 million, primarily due to:
•lower spending of $870 million mainly for lower compensation-related expenses, and ongoing vaccine and hospital programs, as well as
•a decrease of $260 million in the value of the portfolio performance share grants reflecting the decrease in the price of Pfizer’s common stock,

Pfizer Inc.	2023 Form 10-K	39

partially offset by:
•increased investments of $345 million, mainly to develop certain acquired assets, as well as activities to support upcoming product launches.
Acquired In-Process Research and Development Expenses
Acquired in-process research and development expenses decreased $758 million primarily reflecting the non-recurrence of:
•an upfront payment of $426 million related to the closing of the acquisition of ReViral Ltd. in 2022;
•an upfront payment to Biohaven and a premium paid on our equity investment in Biohaven totaling $263 million in 2022; and
•a $76 million premium paid on our equity investment in BioNTech to develop a potential mRNA vaccine against shingles, both recorded in 2022.
See Notes 2A and 2E.
Amortization of Intangible Assets
Amortization of intangible assets increased $1.1 billion, primarily as a result of 2023 reflecting a full year of amortization of intangible assets from our acquisitions of Biohaven and GBT, higher amortization of intangible assets related to Prevnar, as well as reclassifications of IPR&D to developed technology rights, partially offset by fully amortized assets. See Notes 2A and 10A.
Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
Transforming to a More Focused Company Program––In connection with restructuring our corporate enabling functions, we achieved gross cost savings of $1.0 billion, or net cost savings, excluding merit and inflation growth and certain real estate cost increases, of $700 million, in the two year period from 2021 through 2022. In connection with transforming our commercial go-to market strategy, we expect net cost savings of $1.4 billion, to be achieved primarily from 2022 through 2024. In connection with manufacturing network optimization, we achieved net cost savings of $550 million. In connection with optimizing our end-to-end R&D operations, we expect net cost savings of $2.3 billion to be achieved primarily from 2023 through 2025.
Realigning our Cost Base Program––This program is expected to deliver net cost savings of at least $4 billion, to be achieved primarily from 2023 through 2024.
Certain qualifying costs for these programs were recorded in 2023, 2022 and 2021, and are reflected as Certain Significant Items and excluded from our non-GAAP measure of Adjusted Income. See the Non-GAAP Financial Measure: Adjusted Income section within MD&A.
In connection with our acquisition of Seagen, we are focusing our efforts on achieving an appropriate cost structure for the combined company. We expect to generate approximately $1 billion of annual cost synergies, to be achieved by 2026.
For a description of our programs, as well as the anticipated and actual costs, see Note 3A, The program savings discussed above may be rounded and represent approximations. In addition to these programs, we continuously monitor our operations for cost reduction and/or productivity opportunities, especially in light of the losses of exclusivity and the expiration of collaborative arrangements for various products.
Other (Income)/Deductions––Net
The favorable period-over-period change of $1.1 billion was primarily driven by net gains on equity securities in 2023 versus net losses recognized on equity securities in 2022 and lower net interest expense, partially offset by higher intangible asset impairment charges. See
Note 4.
Upjohn Separation Costs
Since inception through December 31, 2023, we have incurred substantially all costs of approximately $700 million in connection with separating Upjohn, including costs and expenses related to separation of legal entities and transaction costs.
Provision/(Benefit) for Taxes on Income

	Year Ended December 31,			% Change
(MILLIONS)	2023	2022	2021	23/22	22/21
Provision/(benefit) for taxes on income	$(1,115)	$3,328	$1,852	*	80
Effective tax rate on continuing operations	(105.4)%	9.6%	7.6%
*Indicates calculation not meaningful.

For information about our effective tax rate and the events and circumstances contributing to the changes between periods, as well as details about discrete elements that impacted our tax provisions, see Note 5.

Changes in Tax Laws––Many countries outside the U.S. have enacted legislation for global minimum taxation resulting from the Organization for Economic Co-operation and Development’s (OECD) Base Erosion and Profit Shifting “Pillar 2” project. The EU has approved a directive requiring member states to incorporate the OECD provisions into their respective domestic laws, and other countries outside the EU are also enacting the provisions into their domestic law. The provisions are generally effective for Pfizer in 2024, though significant details and guidance around the provisions are still pending. Income tax expense could be adversely affected as the legislation becomes effective in countries in which we do business, and such impact could be material to our results of operations. We continue to monitor pending OECD guidance and legislation enactment and implementation by individual countries.
Discontinued Operations
For information about our discontinued operations, see Note 2B.

Pfizer Inc.	2023 Form 10-K	40

PRODUCT DEVELOPMENTS
A comprehensive update of Pfizer’s development pipeline was published as of January 30, 2024 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
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
COVID-19 Vaccine Products
Beginning with the original monovalent Pfizer-BioNTech COVID-19 Vaccine, initially authorized for emergency use, to Comirnaty (COVID-19 Vaccine, mRNA, 2023-2024 Formula), approved by the FDA for individuals 12 years and older and the Pfizer-BioNTech COVID-19 Vaccine (2023-2024 Formula) authorized by the FDA for emergency use for individuals 6 months through 11 years of age, efforts to stay current with circulating COVID-19 strains have resulted in the rapid development of targeted, adapted vaccines for licensure in the U.S., Europe, Japan and other markets. The adapted vaccines have included two bivalent formulations (Original and Omicron BA.1, not authorized in the U.S., and Original and Omicron BA.4/BA.5). As updated COVID-19 vaccines are formulated to more closely target currently circulating vaccines, prior vaccine formulations are generally no longer utilized in a majority of the markets.
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

Pfizer Inc.	2023 Form 10-K	41

Other Products

PRODUCT	INDICATION OR PROPOSED INDICATION	APPROVED/FILED*
		U.S.	EU	JAPAN
Ngenla (somatrogon)(a)	Pediatric growth hormone deficiency	Approved June 2023	Approved February 2022	Approved January 2022
Prevnar 20/Apexxnar (Vaccine)	Active immunization to prevent pneumonia, invasive disease and otitis media caused by Streptococcus pneumoniae (adults)	Approved June 2021	Approved February 2022	Filed September 2023
	Active immunization to prevent pneumonia, invasive disease and otitis media caused by Streptococcus pneumoniae (pediatric)	Approved April 2023	Filed November 2022	Filed March 2023
TicoVac (Vaccine)	Active immunization to prevent tick-borne encephalitis disease	Approved August 2021		Filed March 2023
Paxlovid(b) (nirmatrelvir and ritonavir)	COVID-19 in high-risk adults	Approved May 2023	Approved February 2023	Approved July 2023
Nurtec ODT/Vydura (rimegepant)	Acute treatment of migraine with or without aura (adults)	Approved February 2020	Approved April 2022
	Prevention of episodic migraine (adults)	Approved May 2021	Approved April 2022
Litfulo/Ritfulo (ritlecitinib)	Alopecia areata	Approved June 2023	Approved September 2023	Approved June 2023
Zavzpret (zavegepant) (intranasal)	Acute treatment of migraine with or without aura (adults)	Approved March 2023
Penbraya (PF-06886992) (Vaccine)	Active immunization to prevent serogroups ABCWY meningococcal infections (adolescent and young adults)	Approved October 2023	Filed June 2023
Abrysvo (Vaccine)	Active immunization to prevent RSV infection (maternal)	Approved August 2023	Approved August 2023	Approved January 2024
	Active immunization to prevent RSV infection (older adults)	Approved May 2023	Approved August 2023	Filed May 2023
Velsipity (etrasimod)	Ulcerative colitis (moderately to severely active)	Approved October 2023	Approved February 2024
Braftovi (encorafenib) and Mektovi (binimetinib)	BRAFV600E-mutant metastatic non-small cell lung cancer	Approved October 2023	Filed October 2023(c)
Elrexfio (elranatamab)	Multiple myeloma triple-class relapsed/refractory	Approved August 2023	Approved December 2023	Filed June 2023
Talzenna (talazoparib)	Combination with Xtandi (enzalutamide) for adult patients with homologous recombination repair (HRR) gene-mutated mCRPC(d)	Approved June 2023	Approved January 2024	Approved January 2024
	Treatment of BRCA gene-mutated, HER2-negative, inoperable or recurrent breast cancer who have been treated with cancer chemotherapy	Approved October 2018	Approved June 2019	Approved January 2024
fidanacogene elaparvovec (PF-06838435)(e)	Hemophilia B (adults)	Filed June 2023	Filed May 2023
Xtandi (enzalutamide)(f)	nmCSPC with biochemical recurrence at high risk for metastasis (high-risk BCR)	Approved November 2023	Filed September 2023
marstacimab (PF-06741086)	Hemophilia A and B	Filed December 2023	Filed October 2023
aztreonam-avibactam(g) (PF-06947387)	Treatment of infections caused by Gram-negative bacteria with limited or no treatment options		Filed September 2023
Padcev (enfortumab vedotin-ejfv)(h)	In combination with Keytruda(i) (pembrolizumab) for locally advanced or metastatic urothelial cancer (adults)	Approved December 2023	Filed January 2024	Filed January 2024
Tivdak (tisotumab vedotin-tftv)(j)	Recurrent or metastatic cervical cancer with disease progression on or after first-line therapy	Filed(k) January 2024	Filed February 2024
Tukysa (tucatinib)	In combination with trastuzumab for HER2-positive metastatic colorectal cancer that has progressed following treatment with fluoropyrimidine-, oxaliplatin-, and irinotecan-based chemotherapy	Approved January 2023

Pfizer Inc.	2023 Form 10-K	42

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
(c)Pierre Fabre is the Marketing Authorization Holder for Braftovi (encorafenib) and Mektovi (binimetinib) in the EU.
(d)Listed indication applies to U.S. only. EU indication (all comers): mCRPC in whom chemotherapy is not clinically indicated; Japan indication: BRCA gene-mutated mCRPC.
(e)Being developed in collaboration with Spark Therapeutics, Inc.
(f)Being developed in collaboration with Astellas.
(g)Being developed in collaboration with AbbVie. AbbVie has the exclusive commercialization rights to this investigative therapy in the U.S. and Canada; Pfizer leads the joint development program and has commercialization rights in all other countries.
(h)Being developed in collaboration with Astellas.
(i)Keytruda is a registered trademark of Merck Sharp & Dohme Corp.
(j)Being developed in collaboration with Genmab.
(k)January 2024 filing date refers to application for conversion from accelerated to full approval.
The following provides information about additional indications and new drug candidates in late-stage development:

	PRODUCT/CANDIDATE	PROPOSED DISEASE AREA
LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS	Ibrance (palbociclib)(a)	ER+/HER2+ metastatic breast cancer
	Talzenna (talazoparib)	Combination with Xtandi (enzalutamide) for DNA Damage Repair-deficient mCSPC
	Ngenla (somatrogon)(b)	Adult growth hormone deficiency
	Braftovi (encorafenib) and Erbitux® (cetuximab)(c)	First-line BRAFV600E-mutant mCRC
	Paxlovid (nirmatrelvir; ritonavir)	COVID-19 in high-risk children (6-11 years of age; >88lbs)
	Litfulo (ritlecitinib)	Vitiligo
	Elrexfio (elranatamab)	Multiple myeloma double-class exposed
Newly diagnosed multiple myeloma post-transplant maintenance
Newly diagnosed multiple myeloma transplant-ineligible
	Oxbryta (voxelotor)	Sickle cell disease (pediatric)
	Eliquis (apixaban)(d)	Venous thromboembolism (pediatric)
	Abrysvo (vaccine)	Active immunization to prevent RSV infection in adults (18-59)
	Padcev (enfortumab vedotin)(e)	Cisplatin-ineligible/decline muscle-invasive bladder cancer
Cisplatin-eligible muscle-invasive bladder cancer
	Tukysa (tucatinib)	HER2+ adjuvant breast cancer
2nd line/3rd line HER2+ metastatic breast cancer
1st line HER2+ metastatic colorectal cancer
NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT	giroctocogene fitelparvovec (PF-07055480)(f)	Hemophilia A
	PF-06425090 (Vaccine)	Immunization to prevent primary clostridioides difficile infection
	sasanlimab (PF-06801591)	Combination with Bacillus Calmette-Guerin for non-muscle-invasive bladder cancer
	fordadistrogene movaparvovec (PF-06939926)	Duchenne muscular dystrophy (ambulatory)
	VLA15 (PF-07307405) vaccine(g)	Immunization to prevent Lyme disease
	PF-07252220 (quadrivalent mRNA-based vaccine)	Immunization to prevent influenza
	Vepdegestrant (PF-07850327)(h)	Breast cancer metastatic - 2nd line ER+/HER2-
	inclacumab (PF-07940370)	Sickle cell disease
	Ibrance + vepdegestrant(h)	ER+/HER2- metastatic breast cancer
	Dazukibart (PF-06823859)	Dermatomyositis, polymyositis
	Disitamab vedotin(i)	1st line HER2 (≥IHC1+) metastatic urothelial cancer
	PF-07926307 (COVID/flu combo vaccine)(j)	Immunization to prevent COVID infection and influenza
	sisunatovir (PF-07923568)	Respiratory syncytial virus infection (adults)
Note: Braftovi/Mektovi/Keytruda previously listed as a late-stage clinical candidate is no longer considered registrational and has been removed.
Note: Zavzpret oral for the prevention of chronic migraine previously listed as a late-stage clinical candidate has been removed.
(a)Being developed in collaboration with The Alliance Foundation Trials, LLC.
(b)Being developed in collaboration with OPKO.
(c)Erbitux is a registered trademark of ImClone LLC. In the EU, we are developing in collaboration with the Pierre Fabre Group. In Japan, we are developing in collaboration with Ono.
(d)Being developed in collaboration with BMS.
(e)Being developed in collaboration with Astellas.
(f)Being developed in collaboration with Sangamo Therapeutics, Inc.
(g)Being developed in collaboration with Valneva.
(h)Vepdegestrant is being developed in collaboration with Arvinas.
(i)Being developed in collaboration with RemeGen Co., Ltd.
(j)Being developed in collaboration with BioNTech.

Pfizer Inc.	2023 Form 10-K	43

For additional information about our R&D organization, see Note 17 and the Item 1. Business—Research and Development section. For additional information regarding certain collaboration arrangements, see Item 1. Business—Collaboration and Co-Promotion Agreements.
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
Acquisition-Related Items––Adjusted income excludes certain acquisition-related items, which are composed of transaction, integration, restructuring charges and additional depreciation costs for business combinations because these costs are unique to each transaction and represent costs that were incurred to restructure and integrate businesses as a result of an acquisition. We have made no adjustments for resulting synergies.
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

Pfizer Inc.	2023 Form 10-K	44

Discontinued Operations––Adjusted income excludes the results of discontinued operations, as well as any related gains or losses on the disposal of such operations. We believe that this presentation is meaningful to investors because, while we review our product portfolio for strategic fit with our operations, we do not build or run our business with the intent to discontinue parts of our business. Restatements due to discontinued operations do not impact compensation or change the Adjusted income measure for the compensation in respect of the restated periods, but are presented for consistency across all periods.
Certain Significant Items––Adjusted income excludes certain significant items representing substantive and/or unusual items that are evaluated individually on a quantitative and qualitative basis. Certain significant items may be highly variable and difficult to predict. Furthermore, in some cases it is reasonably possible that they could reoccur in future periods. For example, although major non-acquisition-related cost-reduction programs are specific to an event or goal with a defined term, we may have subsequent programs based on reorganizations of the business, cost productivity or in response to LOE or economic conditions. Legal charges to resolve litigation are also related to specific cases, which are facts and circumstances specific and, in some cases, may also be the result of litigation matters at acquired companies that were inestimable, not probable or unresolved at the date of acquisition, or legal matters related to divested products or businesses. Gains and losses on equity securities and pension and postretirement actuarial remeasurement gains and losses have a very high degree of inherent market volatility, which we do not control and cannot predict with any level of certainty, and we do not believe including these gains and losses assists investors in understanding our business or is reflective of our core operations and business. Unusual items represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. See the Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items below for a non-inclusive list of certain significant items.
Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Year Ended December 31, 2023
Data presented will not (in all cases) aggregate to totals. MILLIONS, EXCEPT PER SHARE DATA	Cost of sales(a)		Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)		Net income attributable to Pfizer Inc. common shareholders(a), (b), (c)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$24,954		$14,771	$(835)		$2,119	$0.37
Amortization of intangible assets	—		—	—		4,733
Acquisition-related items	(629)		(11)	(28)		1,874
Discontinued operations(d)	—		—	—		(11)
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(e)	(98)		(290)	—		2,227
Certain asset impairments(f)	—		—	(3,024)		3,024
(Gains)/losses on equity securities(f)	—		—	1,588		(1,588)
Actuarial valuation and other pension and postretirement plan (gains)/losses	—		—	265		(265)
Other	(238)	(g)	(24)	(246)	(h)	518
Income tax provision—Non-GAAP items						(2,131)
Non-GAAP Adjusted	$23,988		$14,446	$(2,281)		$10,501	$1.84

	Year Ended December 31, 2022
Data presented will not (in all cases) aggregate to totals. MILLIONS, EXCEPT PER SHARE DATA	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)		Net income attributable to Pfizer Inc. common shareholders(a), (b), (c)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$34,344	$13,677	$217		$31,372	$5.47
Amortization of intangible assets	—	—	—		3,609
Acquisition-related items	(119)	(7)	(74)		832
Discontinued operations(d)	—	—	—		(21)
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(e)	(88)	(562)	—		1,396
Certain asset impairments(f)	—	—	(421)		421
(Gains)/losses on equity securities(f)	—	—	(1,270)		1,270
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	230		(230)
Other	(40)	(59)	(636)	(h)	752
Income tax provision—Non-GAAP items					(1,683)
Non-GAAP Adjusted	$34,096	$13,049	$(1,954)		$37,717	$6.58

Pfizer Inc.	2023 Form 10-K	45

	Year Ended December 31, 2021
Data presented will not (in all cases) aggregate to totals. MILLIONS, EXCEPT PER SHARE DATA	Cost of sales(a)	Selling, informational and administrative expenses(a)		Other (income)/deductions––net(a)		Net income attributable to Pfizer Inc. common shareholders(a), (b)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$30,821	$12,703		$(4,878)		$21,979	$3.85
Amortization of intangible assets	—	(38)		(2)		3,746
Acquisition-related items	25	(3)		(114)		139
Discontinued operations(d)	—	—		—		585
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(e)	(108)	(450)		—		1,309
Certain asset impairments	—	—		(86)		86
(Gains)/losses on equity securities(f)	—	—		1,338		(1,338)
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—		1,601		(1,601)
Other	(52)	(141)	(i)	(334)	(h)	542
Income tax provision—Non-GAAP items						(2,250)
Non-GAAP Adjusted	$30,685	$12,071		$(2,475)		$23,196	$4.06
(a)Items that reconcile GAAP Reported to non-GAAP Adjusted balances are shown pre-tax. Our effective tax rates for GAAP Reported income from continuing operations were: (105.4)% in 2023, 9.6% in 2022 and 7.6% in 2021. See Note 5. Our effective tax rates for non-GAAP Adjusted income were: 9.0% in 2023, 11.7% in 2022 and 14.5% in 2021.
(b)Includes reconciling amounts for Research and development expenses that are not material to our non-GAAP consolidated results of operations.
(c)For 2023, the total acquisition-related items of $1.9 billion include reconciling amounts for Restructuring charges and certain acquisition-related costs of $1.2 billion, mainly composed of $785 million of integration costs and other charges, $190 million of transaction costs and $125 million of employee termination-related charges. For 2022, the total acquisition-related items of $832 million included reconciling amounts for Restructuring charges and certain acquisition-related costs of $631 million, composed of $348 million of integration costs and other charges, $144 million of transaction costs and $138 million of employee termination-related charges. See Note 3.
(d)See Note 2B.
(e)Includes employee termination costs, asset impairments and other exit costs related to our cost-reduction and productivity initiatives not associated with acquisitions. See Note 3.
(f)See Note 4.
(g)For 2023, the total of $238 million mainly includes $286 million in inventory losses, overhead costs related to the period in which the facility could not operate, and incremental costs resulting from tornado damage to our manufacturing facility in Rocky Mount, NC, partially offset by insurance recoveries.
(h)For 2023, the total of $246 million includes charges of (i) $474 million for certain legal matters, primarily representing certain product liability and other legal expenses related to products discontinued and/or divested by Pfizer, and to a lesser extent, legal obligations related to pre-acquisition matters, and (ii) $127 million mostly related to our equity-method accounting pro-rata share of intangible asset amortization and impairments, costs of separating from GSK and restructuring costs recorded by Haleon, partially offset by: (i) a $222 million gain on the divestiture of our early-stage rare disease gene therapy portfolio to Alexion, and (ii) dividend income of $211 million related to our investment in Nimbus resulting from Takeda’s acquisition of Nimbus’s oral, selective allosteric tyrosine kinase 2 (TYK2) inhibitor program subsidiary. For 2022, the total of $636 million included charges of (i) $307 million mostly representing our equity-method accounting pro rata share of restructuring charges and costs of separating from GSK recorded by Haleon/the Consumer Healthcare JV, and adjustments to our equity-method basis differences which are also related to the separation of Haleon/the Consumer Healthcare JV from GSK, and (ii) $230 million for certain legal matters, primarily representing certain product liability and other legal expenses related to products discontinued and/or divested by Pfizer. For 2021, the total of $334 million included charges of (i) $185 million mostly representing our equity-method accounting pro rata share of restructuring charges and costs of separating from GSK recorded by the Consumer Healthcare JV, and (ii) $162 million for certain legal matters, primarily for certain product liability expenses related to products discontinued and/or divested by Pfizer, and to a lesser extent, legal obligations related to pre-acquisition matters.
(i)For 2021, the total of $141 million primarily included costs for consulting, legal, tax and advisory services associated with a non-recurring internal reorganization of legal entities.

Pfizer Inc.	2023 Form 10-K	46

ANALYSIS OF THE CONSOLIDATED STATEMENTS OF CASH FLOWS
For a discussion of the drivers of change for 2022 versus 2021 as well as cash flows from discontinued operations in 2021, see the Analysis of the Consolidated Statements of Cash Flows section within MD&A in our 2022 Form 10-K.
Cash Flows from Continuing Operations

	Year Ended December 31,
(MILLIONS)	2023	2022	2021	Drivers of change 2023 v. 2022
Cash provided by/(used in):
Operating activities from continuing operations	$8,700	$29,267	$32,922
The change was driven primarily by a decrease in net income adjusted for non-cash items and the timing of receipts and payments in the ordinary course of business, partially offset by net changes in inventory greater than one year (see Note 8A).

Investing activities from continuing operations	$(32,278)	$(15,783)	$(22,534)
The change was driven mainly by $43.4 billion cash paid in 2023 for the acquisition of Seagen, net of cash acquired, compared with $23.0 billion cash paid in 2022 for acquisitions (Biohaven, $11.5 billion, Arena, $6.2 billion and GBT, $5.2 billion), net of cash acquired (see Note 2A), as well as a $4.0 billion dividend received from the Consumer Healthcare JV in 2022 that was allocated to investing activities (see Note 2C), partially offset by a $5.5 billion increase in net redemptions of short-term investments in 2023 and a $1.7 billion decrease in purchases of long-term investments.

Financing activities from continuing operations	$26,066	$(14,834)	$(9,816)	The change was driven mostly by $30.8 billion of proceeds from the issuance of long-term debt in May of 2023 and a $7.9 billion increase in net proceeds from the issuance of short-term borrowings.
ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK
Our historically robust operating cash flow, which we expect to continue over time, is a key strength of our liquidity and capital resources and our primary funding source. We believe as a result of this, together with our financial assets, access to capital markets, revolving credit agreements, and available lines of credit, we have and will maintain the ability to meet our liquidity needs to support ongoing operations, our capital allocation objectives, and our contractual and other obligations for the foreseeable future.
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

Diverse sources of funds:	Related disclosure presented in this Form 10-K
Internal sources:
•Operating cash flows	Consolidated Statements of Cash Flows – Operating Activities and the Analysis of the Consolidated Statements of Cash Flows section within MD&A
•Cash and cash equivalents	Consolidated Balance Sheets
•Money market funds	Note 7A
•Available-for-sale debt securities	Note 7A, 7B
•Equity investments	Note 7A, 7B

External sources:
Short-term funding:
•Commercial paper	Note 7C
•Revolving credit facilities	Note 7C
•Lines of credit	Note 7C

Long-term funding:
•Long-term debt	Note 7D
•Equity	Consolidated Statements of Equity and Note 12
For additional information about the sources and uses of our funds and capital resources for the years ended December 31, 2023 and 2022, see the Analysis of the Consolidated Statements of Cash Flows section within MD&A.
Financing for Seagen Acquisition––As part of the financing for our acquisition of Seagen, we issued $31 billion of long-term debt in May 2023 and $8 billion of commercial paper in the fourth quarter of 2023. The net proceeds from long-term debt were invested in short-term investments in a combination of money market funds and available-for-sale debt securities until the completion of the acquisition.

Pfizer Inc.	2023 Form 10-K	47

Credit Ratings––The cost and availability of financing are influenced by credit ratings, and an increase or decrease in our credit rating could have a beneficial or adverse effect on financing. Our long-term debt is rated high-quality by both S&P and Moody’s. In March 2023, following the announcement of the proposed acquisition of Seagen, Moody’s changed its outlook on our long-term debt to Negative; S&P downgraded our short-term rating from A-1+ to A-1. In October 2023, following the announcement of the amended Paxlovid supply agreement with the U.S. government and updated 2023 guidance, S&P changed its outlook on our long-term debt to Negative. In December 2023, following the release of 2024 guidance (i) Moody’s downgraded our long-term rating from A1 to A2 and changed its outlook on our long-term debt to Stable and (ii) S&P downgraded our long-term rating from A+ to A and changed its outlook on our long-term debt to Stable.

As of the date of the filing of this Form 10-K, the following ratings have been assigned to our commercial paper and senior unsecured long-term debt:
NAME OF RATING AGENCY	Pfizer Short-Term Rating	Pfizer Long-Term Rating	Outlook/Watch
Moody’s	P-1	A2	Stable Outlook
S&P	A-1	A	Stable Outlook
These ratings are not a recommendation to buy, sell or hold securities and the ratings are subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.
Capital Allocation Framework––Our capital allocation framework is primarily devised to enhance shareholder value and is based on three core pillars: growing our dividend, reinvesting in the business and making share repurchases after de-levering our balance sheet. See the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Business and Strategy section within MD&A.
Our current and projected dividends provide a return to shareholders while maintaining sufficient capital to invest in growing our business. Our dividends are not restricted by debt covenants. While the dividend level remains a decision of Pfizer’s BOD and will continue to be evaluated in the context of future business performance, we currently believe that we can support future annual dividend increases, barring significant unforeseen events. On December 14, 2023, our BOD declared a first-quarter dividend of $0.42 per share, payable on March 1, 2024, to shareholders of record at the close of business on January 26, 2024. The first-quarter 2024 cash dividend will be our 341st consecutive quarterly dividend.
As of December 31, 2023, our remaining share-purchase authorization was approximately $3.3 billion.
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
Our significant contractual and other obligations as of December 31, 2023 consisted of:
•Long-term debt, including current portion (see Note 7D) and related interest payments;
•Estimated cash payments related to the TCJA repatriation estimated tax liability (see Note 5). Estimated future payments related to the TCJA repatriation tax liability that will occur after December 31, 2023 total $6.0 billion, of which an estimated $1.5 billion is to be paid in the next twelve months and an estimated $4.5 billion is to be paid in periods thereafter. Our obligations may vary as a result of changes in our uncertain tax positions and/or availability of attributes such as foreign tax and other credit carryforwards;
•Certain commitments totaling $5.2 billion, of which an estimated $1.3 billion is to be paid in the next twelve months, and $3.9 billion in periods thereafter (see Note 16C);
•Purchases of PP&E (see Note 9). In 2024, we expect to spend approximately $3.7 billion on PP&E; and
•Future minimum rental commitments under non-cancelable operating leases (see Note 15).
Global Economic Conditions––Venezuela, Argentina and Turkey operations function in a hyperinflationary economy. The impact to Pfizer is not considered material. See the Item 1A. Risk Factors––Global Operations section.
Market Risk––We are subject to foreign exchange risk, interest rate risk, and equity price risk. The objective of our financial risk management program is to minimize the impact of foreign exchange rate and interest rate movements on our earnings. We address such exposures through a combination of operational means and financial instruments. For more information on how we manage our foreign exchange and interest rate risks, see Notes 1F and 7E, as well as the Item 1A. Risk Factors—Global Operations section for key currencies in which we operate. Our sensitivity analyses of such risks are discussed below.
Foreign Exchange Risk—The fair values of our financial instrument holdings are analyzed at year-end to determine their sensitivity to foreign exchange rate changes. In this analysis, holding all other assumptions constant and assuming that a change in one currency’s rate relative to the U.S. dollar would not have any effect on another currency’s rates relative to the U.S. dollar, if the dollar were to move against all other currencies by 10%, as of December 31, 2023, the expected impact on our net income would not be significant.
Interest Rate Risk—The fair values of our financial instrument holdings are analyzed at year-end to determine their sensitivity to interest rate changes. In this analysis, holding all other assumptions constant and assuming a parallel shift in the interest rate curve for all maturities and for all instruments, if there were a one hundred basis point change in interest rates as of December 31, 2023, the expected impact on our net income would not be significant.
Equity Price Risk––We hold long-term investments in equity securities with readily determinable fair values in life science companies as a result of certain business development transactions (see Note 7B). While we are holding such securities, we are subject to equity price risk, and this may increase the volatility of our income in future periods due to changes in the fair value of equity investments. From time to time, we will sell

Pfizer Inc.	2023 Form 10-K	48

such equity securities based on our business considerations, which may include limiting our price risk. Our equity securities with readily determinable fair values are analyzed at year-end to determine their sensitivity to equity price rate changes. In this sensitivity analysis, the expected impact on our net income would not be significant.
NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standards
See Note 1B.

Recently Issued Accounting Standards, Not Adopted as of December 31, 2023
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
	January 1, 2024, with early adoption permitted.	The new guidance is consistent with our current policy, and it will not have an impact on our consolidated financial statements.
In November 2023, the FASB issued final guidance to improve transparency of segment disclosures. The final guidance requires the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, other segment items by reportable segment and a description of its composition, and requires all current annual disclosures be provided in interim periods.
	January 1, 2024 for annual reports and January 1, 2025 for interim reports. Early adoption is permitted.	This new guidance will result in increased disclosures in the notes to our financial statements.
In December 2023, the FASB issued final guidance to improve income tax disclosures. The final guidance requires enhanced disclosures primarily related to existing rate reconciliation and income taxes paid information.
	January 1, 2025, with early adoption permitted.	This new guidance will result in increased disclosures in the notes to our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this Item is incorporated by reference to the discussion in the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk section within MD&A.

Pfizer Inc.	2023 Form 10-K	49

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Pfizer Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pfizer Inc. and Subsidiary Companies (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of gross unrecognized tax benefits
As discussed in Notes 5D and 1Q, the Company’s tax positions are subject to audit by local taxing authorities in each respective tax jurisdiction, and the resolution of such audits may span multiple years. Since tax law is complex and often subject to varied interpretations and judgments, it is uncertain whether some of the Company’s tax positions will be sustained upon audit. As of December 31, 2023, the Company has recorded gross unrecognized tax benefits, excluding associated interest, of $4.8 billion.
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

Pfizer Inc.	2023 Form 10-K	50

Report of Independent Registered Public Accounting Firm

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
Evaluation of the fair value measurement of the developed technology rights and in-process research and development intangible assets acquired in the Seagen business combination
As discussed in Note 2A to the consolidated financial statements, on December 14, 2023, the Company acquired Seagen Inc. and its subsidiaries (Seagen). The total fair value of consideration transferred was $44.2 billion. Of that, the Company provisionally recorded $7.5 billion of developed technology rights with an estimated weighted-average life of approximately 18 years and $20.8 billion of in-process research and development (IPR&D).
We identified the evaluation of the fair value measurement of the acquired developed technology rights and IPR&D as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate certain key assumptions used to estimate the acquisition-date fair value of the acquired developed technology rights and IPR&D. Specifically, the key assumptions for certain IPR&D assets, including revenue growth rates, probability of technical and regulatory success (PTRS) rates, and the discount rate, and the key assumptions for certain developed technology rights, including revenue growth rates and the discount rate, represented subjective determinations of future market and economic conditions. Changes to those assumptions could have had a significant effect on the determination of the fair value measurements.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including controls related to the development of the key assumptions for certain IPR&D assets and developed technology rights. We performed sensitivity analyses over the key assumptions for certain IPR&D assets and developed technology rights to assess the impact of changes in those key assumptions on the Company’s determination of the fair value of the IPR&D and developed technology rights, respectively. We evaluated the reasonableness of the Company’s forecasted revenue growth rates by comparing them to historical results for comparable products and peer companies, analyst expectations, and industry related third-party data. Further, we evaluated the PTRS rates for certain IPR&D assets by considering the phase of development of the clinical projects and the Company's history of obtaining regulatory approval and comparing them to PTRS rates derived from analyst reports and other industry related third-party data. We evaluated the data sources used by management in determining the key assumptions for certain IPR&D assets and developed technology rights by comparing to industry standards and evidence obtained in other areas of the audit. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
(1)evaluating the discount rates used by the Company for certain IPR&D and developed technology rights by comparing them against discount rate ranges that were independently developed using publicly available market data for comparable entities
(2)testing the source information underlying the determination of the discount rates.

We have not been able to determine the specific year that we or our predecessor firms began serving as the Company’s auditor, however, we are aware that we or our predecessor firms have served as the Company’s auditor since at least 1942.

New York, New York

February 22, 2024

Pfizer Inc.	2023 Form 10-K	51

Consolidated Statements of Income
Pfizer Inc. and Subsidiary Companies

	Year Ended December 31,
(MILLIONS, EXCEPT PER SHARE DATA)	2023	2022	2021
Revenues:
Product revenues(a)	$50,914	$91,793	$73,636
Alliance revenues(a)	7,582	8,537	7,652
Total revenues	58,496	100,330	81,288
Costs and expenses:
Cost of sales(b), (c)	24,954	34,344	30,821
Selling, informational and administrative expenses(b)	14,771	13,677	12,703
Research and development expenses(b)	10,679	11,428	10,360
Acquired in-process research and development expenses	194	953	3,469
Amortization of intangible assets	4,733	3,609	3,700
Restructuring charges and certain acquisition-related costs	2,943	1,375	802
Other (income)/deductions––net	(835)	217	(4,878)
Income from continuing operations before provision/(benefit) for taxes on income	1,058	34,729	24,311
Provision/(benefit) for taxes on income	(1,115)	3,328	1,852
Income from continuing operations	2,172	31,401	22,459
Discontinued operations––net of tax	(15)	6	(434)
Net income before allocation to noncontrolling interests	2,158	31,407	22,025
Less: Net income attributable to noncontrolling interests	39	35	45
Net income attributable to Pfizer Inc. common shareholders	$2,119	$31,372	$21,979

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.38	$5.59	$4.00
Discontinued operations––net of tax	—	—	(0.08)
Net income attributable to Pfizer Inc. common shareholders	$0.38	$5.59	$3.92
Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.37	$5.47	$3.93
Discontinued operations––net of tax	—	—	(0.08)
Net income attributable to Pfizer Inc. common shareholders	$0.37	$5.47	$3.85

Weighted-average shares––basic	5,643	5,608	5,601
Weighted-average shares––diluted	5,709	5,733	5,708
(a)See Note 1G.
(b)Exclusive of amortization of intangible assets.
(c)See Notes 8A and 17A.
See Accompanying Notes.

Pfizer Inc.	2023 Form 10-K	52

Consolidated Statements of Comprehensive Income
Pfizer Inc. and Subsidiary Companies

	Year Ended December 31,
(MILLIONS)	2023	2022	2021
Net income before allocation to noncontrolling interests	$2,158	$31,407	$22,025

Foreign currency translation adjustments, net	452	(2,328)	(682)
Unrealized holding gains/(losses) on derivative financial instruments, net	626	1,444	526
Reclassification adjustments for (gains)/losses included in net income(a)	(413)	(2,062)	134
	213	(618)	660
Unrealized holding gains/(losses) on available-for-sale securities, net	(121)	(1,306)	(355)
Reclassification adjustments for (gains)/losses included in net income(b)	(141)	1,809	(30)
	(261)	502	(384)
Benefit plans: prior service (costs)/credits and other, net	(25)	(24)	116
Reclassification adjustments related to amortization of prior service costs and other, net	(117)	(129)	(154)
Reclassification adjustments related to curtailments of prior service costs and other, net	(15)	(12)	(75)
	(157)	(166)	(113)
Other comprehensive income/(loss), before tax	246	(2,609)	(519)
Tax provision/(benefit) on other comprehensive income/(loss)	(85)	(187)	71
Other comprehensive income/(loss) before allocation to noncontrolling interests	$331	$(2,422)	$(589)

Comprehensive income/(loss) before allocation to noncontrolling interests	$2,488	$28,985	$21,435
Less: Comprehensive income/(loss) attributable to noncontrolling interests	26	20	43
Comprehensive income/(loss) attributable to Pfizer Inc.	$2,462	$28,965	$21,393
(a)Reclassified into Other (income)/deductions—net and Cost of sales. See Note 7E.
(b)Reclassified into Other (income)/deductions—net.
See Accompanying Notes.

Pfizer Inc.	2023 Form 10-K	53

Consolidated Balance Sheets
Pfizer Inc. and Subsidiary Companies

	As of December 31,
(MILLIONS, EXCEPT PER SHARE DATA)	2023	2022

Assets
Cash and cash equivalents	$2,853	$416
Short-term investments	9,837	22,316
Trade accounts receivable, less allowance for doubtful accounts: 2023—$470; 2022—$449	11,177	10,952
Inventories	10,189	8,981
Current tax assets	3,978	3,577
Other current assets	5,299	5,017
Total current assets	43,333	51,259
Equity-method investments	11,637	11,033
Long-term investments	3,731	4,036
Property, plant and equipment	18,940	16,274
Identifiable intangible assets	64,900	43,370
Goodwill	67,783	51,375
Noncurrent deferred tax assets and other noncurrent tax assets	3,706	6,693
Other noncurrent assets	12,471	13,163
Total assets	$226,501	$197,205

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2023—$2,254; 2022—$2,560	$10,350	$2,945
Trade accounts payable	6,710	6,809
Dividends payable	2,372	2,303
Income taxes payable	2,349	1,587
Accrued compensation and related items	2,776	3,407
Deferred revenues	2,700	2,520
Other current liabilities	20,537	22,568
Total current liabilities	47,794	42,138

Long-term debt	61,538	32,884
Pension and postretirement benefit obligations	2,167	2,250
Noncurrent deferred tax liabilities	640	1,023
Other taxes payable	8,534	9,812
Other noncurrent liabilities	16,539	13,180
Total liabilities	137,213	101,288

Commitments and Contingencies

Preferred stock, no par value, at stated value; 27 shares authorized; no shares issued or outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.05 par value; 12,000 shares authorized; issued: 2023—9,562; 2022—9,519	478	476
Additional paid-in capital	92,631	91,802
Treasury stock, shares at cost: 2023—3,916; 2022—3,903	(114,487)	(113,969)
Retained earnings	118,353	125,656
Accumulated other comprehensive loss	(7,961)	(8,304)
Total Pfizer Inc. shareholders’ equity	89,014	95,661
Equity attributable to noncontrolling interests	274	256
Total equity	89,288	95,916
Total liabilities and equity	$226,501	$197,205
See Accompanying Notes.

Pfizer Inc.	2023 Form 10-K	54

Consolidated Statements of Equity
Pfizer Inc. and Subsidiary Companies

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share - holders’ Equity	Non-controlling Interests	Total Equity
Balance, January 1, 2021	9,407	$470	$88,674	(3,840)	$(110,988)	$90,392	$(5,310)	$63,238	$235	$63,473
Net income						21,979		21,979	45	22,025
Other comprehensive income/(loss), net of tax							(587)	(587)	(3)	(589)
Cash dividends declared, per share: $1.57
Common stock						(8,816)		(8,816)		(8,816)
Noncontrolling interests								—	(8)	(8)
Share-based payment transactions	64	3	1,917	(11)	(373)	(77)		1,470		1,470
Other	—	—	—	—	—	(85)		(85)	(7)	(92)
Balance, December 31, 2021	9,471	473	90,591	(3,851)	(111,361)	103,394	(5,897)	77,201	262	77,462
Net income						31,372		31,372	35	31,407
Other comprehensive income/(loss), net of tax							(2,407)	(2,407)	(15)	(2,422)
Cash dividends declared, per share: $1.61
Common stock						(9,037)		(9,037)		(9,037)
Noncontrolling interests								—	(13)	(13)
Share-based payment transactions	48	2	1,192	(13)	(608)	(73)		513		513
Purchases of common stock				(39)	(2,000)			(2,000)		(2,000)
Other	—	—	19	—	—	—		19	(13)	6
Balance, December 31, 2022	9,519	476	91,802	(3,903)	(113,969)	125,656	(8,304)	95,661	256	95,916
Net income						2,119		2,119	39	2,158
Other comprehensive income/(loss), net of tax							343	343	(12)	331
Cash dividends declared, per share: $1.65
Common stock						(9,316)		(9,316)		(9,316)
Noncontrolling interests								—	(8)	(8)
Share-based payment transactions	43	2	829	(12)	(518)	(106)		208		208
Other			—	—	—	—		—	—	—
Balance, December 31, 2023	9,562	$478	$92,631	(3,916)	$(114,487)	$118,353	$(7,961)	$89,014	$274	$89,288

See Accompanying Notes.

Pfizer Inc.	2023 Form 10-K	55

Consolidated Statements of Cash Flows
Pfizer Inc. and Subsidiary Companies

	Year Ended December 31,
(MILLIONS)	2023	2022	2021

Operating Activities
Net income before allocation to noncontrolling interests	$2,158	$31,407	$22,025
Discontinued operations—net of tax	(15)	6	(434)
Net income from continuing operations before allocation to noncontrolling interests	2,172	31,401	22,459
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by/(used in) operating activities:
Depreciation and amortization	6,290	5,064	5,191
Asset write-offs and impairments	3,408	550	276
Deferred taxes	(3,442)	(3,764)	(4,293)
Share-based compensation expense	525	872	1,182
Benefit plan contributions in excess of expense/income	(787)	(1,158)	(3,123)
Inventory write-offs and related charges associated with COVID-19 products(a)	6,199	1,183	—
Other adjustments, net	(3,492)	758	(1,573)
Other changes in assets and liabilities, net of acquisitions and divestitures:
Trade accounts receivable	347	261	(3,811)
Inventories(a)	(1,169)	(591)	(1,125)
Other assets(b)	(663)	(4,506)	(1,057)
Trade accounts payable	(300)	1,191	1,242
Other liabilities(c)	595	(1,449)	18,721
Other tax accounts, net	(982)	(545)	(1,166)
Net cash provided by/(used in) operating activities from continuing operations	8,700	29,267	32,922
Net cash provided by/(used in) operating activities from discontinued operations	—	—	(343)
Net cash provided by/(used in) operating activities	8,700	29,267	32,580

Investing Activities
Purchases of property, plant and equipment	(3,907)	(3,236)	(2,711)
Purchases of short-term investments	(30,974)	(36,384)	(38,457)
Proceeds from redemptions/sales of short-term investments	39,264	44,821	27,447
Net (purchases of)/proceeds from redemptions/sales of short-term investments with original maturities of three months or less	5,174	(483)	(8,088)
Purchases of long-term investments	(204)	(1,913)	(1,068)
Proceeds from redemptions/sales of long-term investments	1,979	641	649
Acquisitions of businesses, net of cash acquired	(43,430)	(22,997)	—
Dividend received from the Consumer Healthcare JV(d)	—	3,960	—
Other investing activities, net	(179)	(192)	(305)
Net cash provided by/(used in) investing activities from continuing operations	(32,278)	(15,783)	(22,534)
Net cash provided by/(used in) investing activities from discontinued operations	—	—	(12)
Net cash provided by/(used in) investing activities	(32,278)	(15,783)	(22,546)

Financing Activities
Proceeds from short-term borrowings	4,525	3,891	—
Payments on short-term borrowings	(3)	(3,887)	—
Net (payments on)/proceeds from short-term borrowings with original maturities of three months or less	3,161	(222)	(96)
Proceeds from issuances of long-term debt	30,831	—	997
Payments on long-term debt	(2,569)	(3,298)	(2,004)
Purchases of common stock	—	(2,000)	—
Cash dividends paid	(9,247)	(8,983)	(8,729)
Other financing activities, net	(631)	(335)	16
Net cash provided by/(used in) financing activities	26,066	(14,834)	(9,816)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	(40)	(165)	(59)
Net increase/(decrease) in cash and cash equivalents and restricted cash and cash equivalents	2,448	(1,515)	159
Cash and cash equivalents and restricted cash and cash equivalents, at beginning of period	468	1,983	1,825
Cash and cash equivalents and restricted cash and cash equivalents, at end of period	$2,917	$468	$1,983

- Continued -

Pfizer Inc.	2023 Form 10-K	56

Consolidated Statements of Cash Flows
Pfizer Inc. and Subsidiary Companies

	Year Ended December 31,
	2023	2022	2021
Supplemental Cash Flow Information
Cash paid/(received) during the period for:
Income taxes	$3,147	$7,867	$7,427
Interest paid	2,215	1,442	1,467
Interest rate hedges	134	54	(2)

Non-cash transaction:
Right-of-use assets obtained in exchange for lease liabilities	$614	$752	$1,943
(a)See Notes 8A and 17A.
(b)See Note 8A.
(c)See Note 17C.
(d)See Note 2C.
See Accompanying Notes.

Pfizer Inc.	2023 Form 10-K	57

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Note 1. Basis of Presentation and Significant Accounting Policies
A. Basis of Presentation
The consolidated financial statements include the accounts of our parent company and all subsidiaries and are prepared in accordance with U.S. GAAP. The decision of whether or not to consolidate an entity for financial reporting purposes requires consideration of majority voting interests, as well as effective economic or other control over the entity. Typically, we do not seek control by means other than voting interests. For subsidiaries operating outside the U.S., the financial information is included as of and for the year ended November 30 for each year presented. Pfizer's fiscal year-end for U.S. subsidiaries is as of and for the year ended December 31 for each year presented. All significant transactions among our subsidiaries have been eliminated.
In 2023, we managed our commercial operations through two operating segments, each led by a single manager: Biopharma and Business Innovation. Biopharma is the only reportable segment. See Note 17.
On December 14, 2023, we completed the acquisition of Seagen. On December 31, 2021, we completed the sale of our Meridian subsidiary, the manufacturer of EpiPen and other auto-injector products. In addition, other acquisitions and business development activities completed in 2023, 2022 and 2021 impacted financial results in the periods presented. See Note 2.
We have made certain reclassification adjustments to conform prior-period amounts to the current presentation. Certain amounts in the consolidated financial statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts.
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

Pfizer Inc.	2023 Form 10-K	58

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
G. Revenues and Trade Accounts Receivable
Revenue Recognition––We record revenues from product sales when there is a transfer of control of the product from us to the customer. We typically determine transfer of control based on when the product is shipped or delivered and title passes to the customer. For certain contracts, the finished product may temporarily be stored at our or our third-party subcontractors’ locations under a bill-and-hold arrangement. Revenue is recognized on bill-and-hold arrangements at the point in time when the customer obtains control of the product and all of the following criteria have been met: the arrangement is substantive; the product is identified separately as belonging to the customer; the product is ready for physical transfer to the customer; and we do not have the ability to use the product or direct it to another customer. In bill-and-hold arrangements which are part of the U.S. Government Strategic National Stockpile, we recognize revenue for the product sale when the product is initially placed into the Stockpile and we provide a rotation service to maintain an agreed upon level of shelf life for product in the stockpile. In determining when the customer obtains control of the product, we consider certain indicators, including whether we have a present right to payment from the customer, whether title and/or significant risks and rewards of ownership have transferred to the customer and whether customer acceptance has been received.
In the fourth quarter of 2023, we began reporting Product revenues and Alliance revenues as separate line items in our consolidated statements of income. Prior-period amounts have been reclassified to conform to the current presentation.
Our Sales Contracts––Sales on credit are typically under short-term contracts. Collections are based on market payment cycles common in various markets, with shorter cycles in the U.S. Sales are adjusted for sales allowances, chargebacks, rebates and sales returns and cash discounts. Sales returns may occur due to LOE, product recalls or a changing competitive environment.
Deductions from Revenues––Our gross product revenues are subject to a variety of deductions, which generally are estimated and recorded in the same period that the revenues are recognized. Such variable consideration represents chargebacks, rebates, sales allowances and sales returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment is required when estimating the impact of these product revenue deductions on gross sales for a reporting period.
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

Pfizer Inc.	2023 Form 10-K	59

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
The following outlines our common sales arrangements:
•Customers––Our prescription biopharmaceutical products, with the exception of Paxlovid in 2022 and 2023, are sold principally to wholesalers, but we also sell directly to retailers, hospitals, clinics, government agencies and pharmacies. In 2022 and 2023, we principally sold Paxlovid globally to government agencies. Our vaccines in the U.S. are primarily sold directly to the federal government (including the CDC), wholesalers, individual provider offices, retail pharmacies and integrated delivery systems. Our vaccines outside the U.S. are primarily sold to government and non-government institutions. Prescription pharmaceutical products that ultimately are used by patients are generally covered under governmental programs, managed care programs and insurance programs, including those managed through PBMs, and are subject to sales allowances and/or rebates payable directly to those programs. Those sales allowances and rebates are generally negotiated, but government programs may have legislated amounts by type of product (e.g., patented or unpatented).
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
We recorded direct product sales and/or Alliance revenues of more than $1 billion for each of nine products in 2023, for each of ten products in 2022 and for each of nine products in 2021. In the aggregate, these direct product sales and/or Alliance revenues represented 64%, 82% and 75% of our Total revenues in 2023, 2022 and 2021, respectively. See Note 17C. The loss or expiration of intellectual property rights can have a significant adverse effect on our revenues as our contracts with customers will generally be at lower selling prices and lower volumes due to added generic competition. We generally provide for higher sales returns during the period in which individual markets begin to near the loss or expiration of intellectual property rights.

Our accruals for Medicare, Medicaid and related state program and performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts are as follows:
	As of December 31,
(MILLIONS)	2023	2022
Reserve against Trade accounts receivable, less allowance for doubtful accounts	$1,770	$1,200

Other current liabilities:
Accrued rebates	5,546	4,479
Other accruals	902	430

Other noncurrent liabilities	796	612
Total accrued rebates and other sales-related accruals	$9,014	$6,722
Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from Product revenues.
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

Pfizer Inc.	2023 Form 10-K	60

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
During 2023 and 2022, additions to the allowance for credit losses, write-offs and recoveries of customer receivables were not material to our consolidated financial statements.

H. Collaborative Arrangements
Payments to and from our collaboration partners are presented in our consolidated statements of income based on the nature of the arrangement (including its contractual terms), the nature of the payments and applicable accounting guidance. Under co-commercialization agreements, we record the amounts received for our share of gross profits from our collaboration partners as Alliance revenues, when our collaboration partners are the principal in the transaction and we receive a share of their net sales or profits. Alliance revenues are recorded as we perform co-promotion activities for the collaboration and the collaboration partners sell the products to their customers. The related expenses for selling and marketing these products including reimbursements to or from our collaboration partners for these costs are included in Selling, informational and administrative expenses. In collaborative arrangements where we manufacture a product for our collaboration partners, we record revenues when we transfer control of the product to our collaboration partners. In collaboration arrangements where we are the principal in the transaction, we record amounts paid to collaboration partners for their share of net sales or profits earned, and all royalty payments to collaboration partners as Cost of sales. Royalty payments received from collaboration partners are included in Other (income)/deductions—net.
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
J. Selling, Informational and Administrative Expenses
Selling, informational and administrative costs are expensed as incurred. Among other things, these expenses include the internal and external costs of marketing, advertising, shipping and handling, digital and legal defense. Advertising expenses totaled approximately $3.7 billion in 2023, $2.8 billion in 2022 and $2.0 billion in 2021. Production costs are expensed as incurred and the costs of TV, radio, and other electronic media and publications are expensed when the related advertising occurs.
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

Pfizer Inc.	2023 Form 10-K	61

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
N. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives

We incur restructuring charges in connection with acquisitions when we implement plans to restructure and integrate the acquired operations or in connection with our cost-reduction and productivity initiatives.
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
Included in Restructuring charges and certain acquisition-related costs are all restructuring charges, as well as certain other costs associated with acquiring and integrating an acquired company. If the restructuring action results in a change in the estimated useful life of an asset, that incremental impact is classified in Cost of sales, Selling, informational and administrative expenses and/or Research and development expenses, as appropriate. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits, pension and postretirement benefits, many of which may be paid out during periods after termination. Transaction costs, such as banking, legal, accounting and other similar costs incurred in connection with a business acquisition are expensed as incurred.
Our business and platform functions may be impacted by these actions, including sales and marketing, manufacturing and R&D, as well as our corporate enabling functions.
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

Pfizer Inc.	2023 Form 10-K	62

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
Other taxes payable as of December 31, 2023 and 2022 include liabilities for uncertain tax positions and the noncurrent portion of the repatriation tax liability for which we elected payment over eight years through 2026. See Note 5D for uncertain tax positions and Note 5A for the repatriation tax liability and other estimates and assumptions in connection with the TCJA.
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
R. Pension and Postretirement Benefit Plans
The majority of our employees worldwide are covered by defined benefit pension plans, defined contribution plans or both. In the U.S., we have both IRC-qualified and supplemental (non-qualified) defined benefit plans and defined contribution plans, as well as other postretirement benefit plans consisting primarily of medical insurance for retirees and their eligible dependents. Net periodic pension and postretirement benefit costs other than the service costs are recognized in Other (income)/deductions—net. We immediately recognize actuarial gains and losses arising from the remeasurement of our pension and postretirement plans (mark-to-market accounting). Each time a pension or postretirement plan is remeasured, the actuarial gain or loss is recognized immediately and classified as Other (income)/deductions––net. We recognize the overfunded or underfunded status of each of our defined benefit plans as an asset or liability. The obligations are generally measured at the actuarial present value of all benefits attributable to employee service rendered, as provided by the applicable benefit formula. Our pension and other postretirement obligations may be determined using assumptions such as discount rate, expected annual rate of return on plan assets, expected employee turnover and participant mortality. For our pension plans, the obligation may also include assumptions as to future compensation levels. For our other postretirement benefit plans, the obligation may include assumptions as to the expected cost of providing medical insurance benefits, as well as the extent to which those costs are shared with the employee or others (such as governmental programs). Plan assets are measured at fair value.

Pfizer Inc.	2023 Form 10-K	63

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
Note 2. Acquisitions, Divestitures, Equity-Method Investments, Licensing Arrangement, Collaborative Arrangements and Research and Development Arrangement

A. Acquisitions
Seagen––On December 14, 2023 (the acquisition date), we acquired Seagen, a global biotechnology company that discovers, develops and commercializes transformative cancer medicines, for $229 per share in cash. The total fair value of the consideration transferred was $44.2 billion ($43.4 billion, net of cash acquired). In addition, in connection with the acquisition $476 million in post-closing compensation expense for Seagen employee incentive awards was recorded in Restructuring charges and certain acquisition-related costs (see Note 3). The combination of local Pfizer and Seagen entities may be pending in various jurisdictions and integration is subject to completion of various local legal and regulatory steps.
Seagen’s principal business was the development, manufacture, marketing and distribution of targeted cancer therapeutics, primarily using antibody-drug conjugate technology. Seagen’s portfolio includes four approved medicines as well as a pipeline of product candidates. Clinical development programs are ongoing for each of these approved medicines for potential new or expanded indications and for several product candidates. We believe our acquisition of Seagen will strengthen our oncology capabilities by allowing us to combine Seagen’s antibody-drug conjugate technology with the resources and scale of the Pfizer enterprise and to advance more potential breakthroughs to patients with cancer.
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

(MILLIONS)	Amounts Recognized as of Acquisition Date (Provisional)
Working capital, excluding inventories(a)	$736
Inventories(b)	4,195
Property, plant and equipment	524
Identifiable intangible assets, excluding in-process research and development(c)	7,970
In-process research and development	20,800
Other noncurrent assets	174
Net income tax accounts(d)	(6,123)
Other noncurrent liabilities	(167)
Total identifiable net assets	28,108
Goodwill	16,126
Net assets acquired/total consideration transferred	$44,234
(a)Includes cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued compensation and other current liabilities.
(b)Comprised of $1.0 billion current inventories and $3.1 billion noncurrent inventories.
(c)Comprised mainly of $7.5 billion of finite-lived developed technology rights with an estimated weighted-average life of approximately 18 years.
(d)As of the acquisition date, included primarily in Noncurrent deferred tax liabilities.
The following items are subject to change:
•Amounts for certain balances included in working capital (excluding inventories), and certain legal contingencies, pending receipt of certain information that could affect provisional amounts recorded. We do not believe any adjustments for legal contingencies will have a material impact on our consolidated financial statements.
•Amounts for identifiable intangible assets, inventories, contractual commitments, PP&E, and operating lease ROU assets and liabilities, pending finalization of valuation efforts, the completion of certain physical inventory counts and the confirmation of the physical existence and condition of certain PP&E assets.

Pfizer Inc.	2023 Form 10-K	64

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

•Amounts for income tax assets, receivables and liabilities, pending the filing of Seagen’s pre-acquisition tax returns and the receipt of information, including but not limited to that from taxing authorities, which may change certain estimates and assumptions used.
As of the acquisition date, the fair value of accounts receivable approximated the book value acquired. The gross contractual amount receivable was $597 million.
In the ordinary course of business, Seagen may incur liabilities for environmental, legal and tax matters, as well as guarantees and indemnifications. These matters may include contingencies. Except as specifically excluded by the relevant accounting standard, contingencies are required to be measured at fair value as of the acquisition date if the acquisition-date fair value of the asset or liability arising from a contingency can be determined. If the acquisition-date fair value of the asset or liability cannot be determined, the asset or liability would be recognized at the acquisition date if both of the following criteria are met: (i) it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (ii) the amount of the asset or liability can be reasonably estimated.
•Environmental Matters—In the ordinary course of business, Seagen may incur liabilities for environmental matters such as remediation work, asset retirement obligations and environmental guarantees and indemnifications.
•Legal Matters—Seagen is involved in various legal proceedings, including patent, intellectual property, and product liability matters of a nature considered normal to its business. The contingencies arising from legal matters are not significant to our consolidated financial statements.
•Tax Matters—In the ordinary course of business, Seagen incurs liabilities for income taxes. Income taxes are exceptions to both the recognition and fair value measurement principles associated with the accounting for business combinations. Reserves for income tax contingencies continue to be measured under the benefit recognition model previously used by Seagen (see Note 1Q). Net liabilities for income taxes as of the acquisition date were $6.1 billion, including $56 million for uncertain tax positions. The net tax liability includes $7.5 billion for the tax impact of fair value adjustments, partially offset by $1.4 billion for deferred tax assets on which Seagen had recognized a valuation allowance.
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the acquisition of Seagen includes the following:
•the expected specific synergies and other benefits that we believe will result from combining the operations of Seagen with the operations of Pfizer;
•any intangible assets that do not qualify for separate recognition, as well as future, as yet unidentified projects and products; and
•the value of the going-concern element of Seagen’s existing businesses (the higher rate of return on the assembled collection of net assets versus if Pfizer had acquired all of the net assets separately).
Goodwill is not amortized and is not deductible for tax purposes. All of the goodwill related to the acquisition of Seagen is related to our Biopharma segment (see Note 10).
Actual and Pro Forma Impact of Acquisition—The following table presents information for Seagen’s operations that are included in Pfizer’s consolidated statements of income beginning from the acquisition date, December 14, 2023, through Pfizer’s year-end in 2023:

(MILLIONS)	December 31, 2023
Revenues	$120
Net loss attributable to Pfizer Inc. common shareholders(a)	(746)
(a)Includes restructuring, integration and acquisition-related costs ($614 million pre-tax) and purchase accounting charges related to (i) the preliminary fair value adjustment for acquisition-date inventory estimated to have been sold ($109 million pre-tax); (ii) amortization expense related to the preliminary fair value of identifiable intangible assets acquired from Seagen ($25 million pre-tax); as well as (iii) depreciation expense related to the preliminary fair value adjustment of fixed assets acquired from Seagen ($2 million pre-tax).
The following table provides unaudited U.S. GAAP supplemental pro forma information as if the acquisition of Seagen had occurred on January 1, 2022:

	Unaudited Supplemental Pro Forma Consolidated Results
	Year Ended December 31,
(MILLIONS, EXCEPT PER SHARE DATA)	2023	2022
Revenues	$60,632	$102,127
Net income/(loss) attributable to Pfizer Inc. common shareholders	(1,474)	27,938
Diluted earnings/(loss) per share attributable to Pfizer Inc. common shareholders	(0.26)	4.87
The unaudited supplemental pro forma consolidated results do not purport to reflect what the combined company’s results of operations would have been had the acquisition occurred on January 1, 2022, nor do they project the future results of operations of the combined company or reflect the expected realization of any cost savings associated with the acquisition. The actual results of operations of the combined company may differ significantly from the pro forma adjustments reflected here due to many factors.
The unaudited supplemental pro forma financial information includes various assumptions, including those related to the preliminary purchase price allocation of the assets acquired and the liabilities assumed from Seagen. The historical U.S. GAAP financial information of Pfizer and Seagen was adjusted, primarily for the following pre-tax adjustments:
•Additional amortization expense (approximately $503 million in 2023 and $526 million in 2022) related to the preliminary estimate of the fair value of identifiable intangible assets acquired.

Pfizer Inc.	2023 Form 10-K	65

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

•Additional expense related to the preliminary estimate of the fair value adjustment to acquisition-date inventory estimated to have been sold (approximately $796 million in 2023 and $887 million in 2022).
•Additional interest expense (approximately $984 million in 2023 and $2.0 billion in 2022) related to the estimated debt issued by Pfizer and the commercial paper borrowings to partially finance the acquisition.
•Elimination of interest income (approximately $1.2 billion in 2023 and $267 million in 2022) related to the debt issuance proceeds that were invested prior to the acquisition date and associated with money market funds under the assumption that a portion of these funds would have been liquidated to partially fund the acquisition.
•Adjustment to move Seagen royalty income received from collaboration partners (approximately $203 million in 2023 and $165 million in 2022) from total revenues to other (income)/deductions, which is consistent with Pfizer’s presentation in 2023.
The above adjustments were then adjusted for the applicable tax impact using an estimated weighted-average statutory tax rate applied to the applicable pro forma adjustments.
The acquisition of Seagen had no impact on Pfizer’s weighted-average shares as no shares were issued.
GBT––On October 5, 2022, we acquired GBT, a biopharmaceutical company dedicated to the discovery, development and delivery of life-changing treatments for underserved patient communities, starting with sickle cell disease, for $68.50 per share in cash. The total fair value of the consideration transferred was $5.7 billion ($5.2 billion, net of cash acquired). In addition, $136 million in payments to GBT employees for the fair value of previously unvested long-term incentive awards was recognized as post-closing compensation expense and recorded in Restructuring charges and certain acquisition-related costs (see Note 3).
The final allocation of the consideration transferred to the assets acquired and the liabilities assumed was completed in 2023. In connection with this business combination, we recorded: (i) $4.4 billion in Identifiable intangible assets, consisting of $3.0 billion of IPR&D and $1.4 billion of developed technology rights with a useful life of six years, (ii) $1.1 billion of Goodwill, (iii) $644 million of inventories to be sold over approximately three years, (iv) $516 million of net deferred tax liabilities and (v) $331 million of assumed long-term debt that was paid in full in the fourth quarter of 2022.
Biohaven––On October 3, 2022, we acquired Biohaven, the maker of Nurtec ODT/Vydura (rimegepant), an innovative therapy approved for both acute treatment of migraine and prevention of episodic migraine in adults. The transaction included the acquisition of Biohaven’s CGRP programs, including rimegepant, zavegepant and a portfolio of five pre-clinical CGRP assets. Under the terms of the agreement, we acquired all outstanding common shares of Biohaven not already owned by us for $148.50 per share, in cash, for payments of approximately $11.5 billion, plus repayment of third-party debt of $863 million and redemption of Biohaven’s redeemable preferred stock for $495 million. Effective immediately prior to the closing of the acquisition, Biohaven completed the spin-off of Biohaven Ltd. (NYSE: BHVN), distributing Biohaven Ltd.’s shares to Biohaven shareholders. Biohaven Ltd. became a new publicly traded company that retained Biohaven’s non-CGRP development stage pipeline compounds. Pfizer, a Biohaven shareholder, received a pro rata portion of Biohaven Ltd.’s shares in the distribution and owns approximately 1.3% of Biohaven Ltd. as of December 31, 2023.
This acquisition follows on the November 2021 collaboration for the commercialization of rimegepant and zavegepant outside the U.S., in connection with which Pfizer acquired 2.6% of Biohaven’s common stock (see Note 2E). Biohaven Ltd. also has the right to receive tiered royalties from Pfizer on any annual net sales of rimegepant and zavegepant in the U.S. in excess of $5.25 billion. This contingent consideration was determined to have no fair value as of the acquisition date. Pfizer also acquired Biohaven’s commitments for payment of high single digit to mid-teen percentage tiered royalties on world-wide net sales excluding China and low to high single digit royalties on net sales in China of rimegepant and zavegepant as well as certain regulatory approval and commercial milestone payments associated with rimegepant and zavegepant of up to $1.1 billion under pre-existing third-party license and other agreements. These milestone amounts have been reduced by $608 million since the acquisition due to payments made and renegotiation of certain of the applicable agreements.
The total fair value of the consideration transferred was $11.8 billion, which includes the fair value of Pfizer’s previous investment in Biohaven on the acquisition date of approximately $300 million. The final allocation of the consideration transferred to the assets acquired and the liabilities assumed was completed in 2023. In connection with this business combination, we recorded: (i) $12.1 billion in Identifiable intangible assets, consisting of $11.6 billion of developed technology rights with a useful life of 11 years and $450 million of IPR&D, (ii) $823 million of Goodwill, (iii) $813 million of inventories to be sold over approximately two years, (iv) $398 million of trade accounts receivable, (v) $1.4 billion of assumed long-term debt that was paid in full in the fourth quarter of 2022, (vi) $544 million of net deferred tax liabilities and (vii) $526 million of Other current liabilities.
Arena––On March 11, 2022, we acquired Arena, a clinical stage company with development-stage therapeutic candidates in gastroenterology, dermatology and cardiology, for $100 per share in cash. The total fair value of the consideration transferred was $6.6 billion ($6.2 billion, net of cash acquired). In addition, $138 million in payments to Arena employees for the fair value of previously unvested long-term incentive awards was recognized as post-closing compensation expense and recorded in Restructuring charges and certain acquisition-related costs (see Note 3).
The final allocation of the consideration transferred to the assets acquired and the liabilities assumed was completed in 2023. In connection with this business combination, we recorded: (i) $5.5 billion in Identifiable intangible assets, consisting of $5.0 billion of IPR&D and $460 million of indefinite-lived licensing agreements and other, (ii) $1.0 billion of Goodwill and (iii) $490 million of net deferred tax liabilities.
ReViral––On June 9, 2022, we acquired ReViral, a privately held, clinical-stage biopharmaceutical company focused on discovering, developing and commercializing novel antiviral therapeutics that target respiratory syncytial virus, for a total consideration of up to $536 million, including upfront payments of $436 million upon closing (including a base payment of $425 million plus working capital adjustments) and an additional $100 million contingent upon a future development milestone for a secondary pipeline asset. It was subsequently determined the applicable milestone was not achieved.
We accounted for the transaction as an asset acquisition since the lead asset, sisunatovir, represented substantially all of the fair value of the gross assets acquired. At the acquisition date, we recorded a $426 million charge representing an acquired IPR&D asset with no alternative

Pfizer Inc.	2023 Form 10-K	66

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
Pro forma information for the aforementioned acquisitions (except for Seagen) has not been presented because these acquisitions were not material to our consolidated financial statements.
B. Divestitures
Divestiture of Early-Stage Rare Disease Gene Therapy Portfolio––On September 19, 2023, we completed an agreement with Alexion, under which Alexion purchased and licensed the assets of our early-stage rare disease gene therapy portfolio. This agreement is consistent with our previously announced strategy to pivot from viral capsid-based gene therapy approaches to harnessing new platform technologies that we believe can have a transformative impact on patients, such as mRNA or in vivo gene editing. Under the terms of the agreement, Alexion will pay us total consideration of up to $1 billion, consisting of an upfront payment of $300 million which was paid at closing and future contingent milestone payments, plus tiered royalties based on annual net sales of the assets. In connection with the closing of the transaction, Pfizer recognized a $222 million pre-tax gain in Other (income)/deductions––net (see Note 4).
Discontinued Operations
Meridian––On December 31, 2021, we completed the sale of our Meridian subsidiary for approximately $51 million in cash and recognized a loss of approximately $167 million, net of tax, in Discontinued operations––net of tax. In connection with the sale, Pfizer and the purchaser of Meridian entered into various agreements to provide a framework for our relationship after the sale, including interim TSAs and an MSA. Services under the TSAs are completed as of December 31, 2023. The MSA is for a term of three years post sale with a two year extension period. Amounts recorded under the interim TSAs and MSA in 2023 and 2022 were not material to our operations. No amounts were recorded under these arrangements in 2021.
Upjohn Separation and Combination with Mylan––In connection with the 2020 spin-off and the combination of the Upjohn Business with Mylan to form Viatris, Pfizer and Viatris entered into various agreements, including a separation and distribution agreement, interim operating models, including agency arrangements, MSAs, TSAs, a tax matters agreement, and an employee matters agreement, among others. The interim agency operating model arrangements primarily include billings, collections and remittance of rebates that we are performing on a transitional basis on behalf of Viatris. Under the MSAs, Pfizer or Viatris, as the case may be, manufactures, labels and packages products for the other party. The terms of the MSAs range in initial duration from four to seven years post-separation. Services under the TSAs were largely completed as of December 31, 2023. Amounts recorded under the above agreements in 2023, 2022 and 2021 were not material to our operations. Net amounts due to Viatris under the above agreements were $33 million as of December 31, 2023 and $94 million as of December 31, 2022. The cash flows associated with the above agreements are included in Net cash provided by operating activities from continuing operations, except for a $277 million payment to Viatris made in 2021 pursuant to terms of the separation agreement, which is reported in Other financing activities, net.

Pfizer Inc.	2023 Form 10-K	67

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Components of Discontinued operations––net of tax:
	Year Ended December 31,(a)
(MILLIONS)	2023	2022	2021
Total revenues	$—	$—	$277
Costs and expenses:
Cost of sales	—	—	204
Selling, informational and administrative expenses	—	8	26
Research and development expenses	—	—	9
Acquired in-process research and development expenses	—	—	—
Amortization of intangible assets	—	—	45
Restructuring charges and certain acquisition-related costs	—	—	2
Other (income)/deductions––net	(11)	(20)	365
Pre-tax income/(loss) from discontinued operations	11	12	(375)
Provision/(benefit) for taxes on income	26	13	(107)
Income/(loss) from discontinued operations––net of tax	(15)	(1)	(268)
Pre-tax gain/(loss) on sale of discontinued operations	—	10	(211)
Provision/(benefit) for taxes on income	—	2	(44)
Gain/(loss) on sale of discontinued operations––net of tax	—	7	(167)
Discontinued operations––net of tax	$(15)	$6	$(434)
(a)In 2023 and 2022, Discontinued operations—net of tax relates to post-close adjustments. In 2021, Discontinued operations—net of tax primarily includes (i) the operations of Meridian prior to its sale on December 31, 2021 recognized in Income/(loss) from discontinued operations—net of tax, which includes a pre-tax expense to resolve an MDL relating to EpiPen against the Company in the U.S. District Court for the District of Kansas for $345 million; and (ii) the after tax loss of $167 million related to the sale of Meridian recognized in Gain/(loss) on sale of discontinued operations––net of tax. To a much lesser extent, Discontinued operations—net of tax in 2021 also includes the operations of the Mylan-Japan collaboration prior to its termination on December 21, 2020 and post-close adjustments directly related to our former Upjohn and Nutrition discontinued businesses, including adjustments for tax, benefits and legal-related matters recognized in Income/(loss) from discontinued operations—net of tax.
C. Equity-Method Investments
Haleon/Consumer Healthcare JV––On July 18, 2022, GSK completed a demerger of the Consumer Healthcare JV which became Haleon, an independent, publicly traded company listed on the London Stock Exchange that holds the joint historical consumer healthcare business of GSK and Pfizer following the demerger. We continue to own 32% of Haleon as of December 31, 2023.
The carrying value of our investment in Haleon as of December 31, 2023 and December 31, 2022 was $11.5 billion and $10.8 billion, respectively, and is reported in Equity-method investments. The fair value of our investment in Haleon as of December 31, 2023, based on quoted market prices of Haleon stock, was $12.1 billion. Haleon/the Consumer Healthcare JV is a foreign investee whose reporting currency is the U.K. pound, and therefore we translate its financial statements into U.S. dollars and recognize the impact of foreign currency translation adjustments in the carrying value of our investment and in other comprehensive income. The increase in the value of our investment from December 31, 2022 to December 31, 2023 is primarily due to our share of Haleon’s earnings of $489 million as well as $280 million in pre-tax foreign currency translation adjustments (see Note 6), partially offset by $153 million in dividends. We record our share of earnings from Haleon/the Consumer Healthcare JV on a quarterly basis on a one-quarter lag in Other (income)/deductions––net. Our total share of Haleon’s earnings generated in the fourth quarter of 2022 and the first nine months of 2023, which we recorded in our operating results in 2023, was $489 million. Our total share of Haleon/the Consumer Healthcare JV’s earnings generated in the fourth quarter of 2021 and the first nine months of 2022, which we recorded in our operating results in 2022, was $536 million. Our total share of the JV’s earnings generated in the fourth quarter of 2020 and the first nine months of 2021, which we recorded in our operating results in 2021, was $495 million. As part of the initial accounting for our investment in the Consumer Healthcare JV in 2019, we determined that the difference between the initial fair value of our investment less our underlying equity in the carrying value of the net assets of the JV resulted in an initial excess basis difference of $4.8 billion. We allocated the difference primarily to inventory, definite-lived intangible assets, indefinite-lived intangible assets, related deferred tax liabilities, and equity-method goodwill. We recognize amortization of these basis differences in Other (income)/deductions––net. Amortization of basis differences on inventory and related deferred tax liabilities was completely recognized by the second quarter of 2020. Basis differences on definite-lived intangible assets and related deferred tax liabilities are being amortized over the lives of the underlying assets, which range from 8 to 20 years. In 2022, our equity-method income included in Other (income)/ deductions––net also included charges of $100 million, primarily for adjustments to our equity-method basis differences related to the separation of Haleon/the Consumer Healthcare JV from GSK. The total amortization and adjustment of basis differences resulting from the excess of the initial fair value of our investment over the underlying equity in the carrying value of the net assets of Haleon/the Consumer Healthcare JV was not material to our results of operations in 2023 and 2021. See Note 4.

Pfizer Inc.	2023 Form 10-K	68

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Summarized financial information for our equity-method investee, Haleon/the Consumer Healthcare JV, as of September 30, 2023, the most recent period available, and as of September 30, 2022 and for the periods ending September 30, 2023, 2022, and 2021 is as follows:

(MILLIONS)	September 30, 2023	September 30, 2022
Current assets	$5,876	$5,932
Noncurrent assets	36,954	35,204
Total assets	$42,830	$41,137

Current liabilities	$6,117	$5,235
Noncurrent liabilities	15,744	17,220
Total liabilities	$21,862	$22,455

Equity attributable to shareholders	$20,719	$18,455
Equity attributable to noncontrolling interests	249	227
Total net equity	$20,968	$18,682

	For the Twelve Months Ending
(MILLIONS)	September 30, 2023	September 30, 2022	September 30, 2021
Net sales	$13,921	$13,566	$12,836
Cost of sales	(5,580)	(5,081)	(4,755)
Gross profit	$8,341	$8,486	$8,081
Income from continuing operations	1,606	1,745	1,614
Net income	1,606	1,745	1,614
Income attributable to shareholders	1,528	1,675	1,547
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
Following its issuance of the notes in March 2022, which fell in our international second quarter of 2022, the Consumer Healthcare JV loaned to us and GSK the net proceeds received from the notes on a pro rata equity ownership basis, for which we received a loan of £2.9 billion ($3.7 billion as of the end of our second quarter of 2022), at an interest rate of 1.365% per annum payable semi-annually in arrears. In conjunction with the demerger, we received £3.5 billion ($4.2 billion) in dividends from the JV in July 2022, of which $4.0 billion related to a one-time pre-separation dividend, which decreased the carrying value of our investment and are included in Net cash provided by/(used in) investing activities. Simultaneous with the receipt of the dividends, we repaid the £2.9 billion loan from the JV. GSK similarly received pro rata dividends and simultaneously repaid its pro rata loan from the JV. In conjunction with these transactions, our indemnification of GSK’s guarantee discussed above was terminated.
Investment in ViiV––In 2009, we and GSK created ViiV, which is focused on research, development and commercialization of human immunodeficiency virus (HIV) medicines. We own approximately 11.7% of ViiV, and prior to 2016 we accounted for our investment under the equity method due to the significant influence that we have over the operations of ViiV through our board representation and minority veto rights. We suspended application of the equity method to our investment in ViiV in 2016 when the carrying value of our investment was reduced to zero due to the recognition of cumulative equity-method losses and dividends, and therefore we no longer record our proportionate share of ViiV’s net income (loss) in our results of operations. Since 2016, we have recognized dividends from ViiV as income in Other (income)/deductions––net when earned, including dividends of $265 million in 2023, $314 million in 2022 and $166 million in 2021 (see Note 4).

Summarized financial information for our equity-method investee, ViiV, as of December 31, 2023 and 2022 and for the years ending December 31, 2023, 2022, and 2021 is as follows:
	As of December 31,
(MILLIONS)	2023	2022
Current assets	$4,237	$4,043
Noncurrent assets	3,009	3,014
Total assets	$7,245	$7,057

Current liabilities	$4,085	$3,780
Noncurrent liabilities	5,998	5,996
Total liabilities	$10,083	$9,777

Total net equity/(deficit) attributable to shareholders	$(2,838)	$(2,720)

Pfizer Inc.	2023 Form 10-K	69

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

	Year Ended December 31,
(MILLIONS)	2023	2022	2021
Net sales	$7,845	$6,955	$6,380
Cost of sales	(1,060)	(819)	(682)
Gross profit	$6,785	$6,135	$5,698
Income from continuing operations	3,090	3,108	2,040
Net income	3,090	3,108	2,040
Income attributable to shareholders	3,090	3,108	2,040
D. Licensing Arrangement
Agreement with Valneva––In June 2022, we entered into an Equity Subscription Agreement, under which we invested €90.5 million ($95 million) in Valneva to further support our arrangement to co-develop and commercialize Lyme disease vaccine candidate, VLA15, which we originally entered into with Valneva in 2020. In addition, we updated the terms of our existing co-development and commercialization agreement for VLA15. Valneva will now fund 40% of the remaining shared development costs, and we will pay Valneva tiered royalties ranging from 14% to 22%, compared to royalties starting at 19% in the initial agreement. In addition, the royalties will be complemented by up to $100 million in milestones payable to Valneva based on cumulative sales. Other early commercialization milestones are unchanged. As of December 31, 2023, we held a 6.9% equity stake of Valneva.
E. Collaborative Arrangements
We enter into collaborative arrangements with respect to in-line medicines, as well as medicines in development that require completion of research and regulatory approval. Collaborative arrangements are contractual agreements with third parties that involve a joint operating activity, typically a research and/or commercialization effort, where both we and our partner are active participants in the activity and are exposed to the significant risks and rewards of the activity. Our rights and obligations under our collaborative arrangements vary. For example, we have agreements to co-promote pharmaceutical products discovered by us or other companies, and we have agreements where we partner to co-develop and/or participate together in commercializing, marketing, promoting, manufacturing and/or distributing a drug product or vaccine.
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
Collaborations with BioNTech––On December 30, 2021, we entered into a research, development and commercialization agreement to develop a potential first mRNA-based vaccine for the prevention of shingles (herpes zoster virus) based on BioNTech’s proprietary mRNA technology and our antigen technology. Under the terms of the agreement, we agreed to pay BioNTech $225 million, including an upfront cash payment of $75 million and an equity investment of $150 million. BioNTech is eligible to receive future regulatory and sales milestone payments of up to $200 million. In return, BioNTech agreed to pay us $25 million for our proprietary antigen technology. The net upfront payment to BioNTech was recorded to Acquired in-process research and development expenses in our fourth quarter of 2021. We and BioNTech share development costs. We will have commercialization rights to the potential vaccine worldwide, excluding Germany, Turkey and certain developing countries where BioNTech will have commercialization rights. We and BioNTech will share gross profits from commercialization of any product. As of December 31, 2023, we held an equity stake of 2.7% of BioNTech.
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

Pfizer Inc.	2023 Form 10-K	70

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Collaboration with Arvinas––On July 21, 2021, we entered into a global collaboration with Arvinas to develop and commercialize ARV-471, an investigational oral PROTAC® (PROteolysis TArgeting Chimera) estrogen receptor protein degrader. The estrogen receptor is a well-known disease driver in most breast cancers. In connection with the agreement, we made an upfront cash payment of $650 million to Arvinas and we made a $350 million equity investment in the common stock of Arvinas. We recognized $706 million for the upfront payment and a premium paid on our equity investment in Acquired in-process research and development expenses in our third quarter of 2021. Arvinas is also eligible to receive up to $400 million in approval milestones and up to $1 billion in commercial milestones. The companies equally share worldwide development costs, commercialization expenses and profits. As of December 31, 2023, we held a 5.1% equity stake of Arvinas.
Summarized Financial Information for Collaborative Arrangements

The following provides the amounts and classification of payments (income/(expense)) between us and our collaboration partners:
	Year Ended December 31,
(MILLIONS)	2023	2022	2021
Product revenues(a)	$212	$437	$590
Alliance revenues(b)	7,582	8,537	7,652
Total revenues from collaborative arrangements	$7,795	$8,974	$8,241
Cost of sales(c)	$(4,277)	$(15,589)	$(16,169)
Selling, informational and administrative expenses(d)	(267)	(196)	(175)
Research and development expenses(e)	219	272	314
Acquired in-process research and development expenses(f)	(13)	(339)	(1,056)
Other income/(deductions)—net(g)	630	664	820
(a)Represents sales to our partners of products manufactured by us.
(b)Substantially all relates to amounts earned from our partners under co-promotion agreements. The decrease in 2023 was primarily driven by a decline in Alliance revenues from Comirnaty, partially offset by an increase in Alliance revenues from Eliquis. The increase in 2022 was primarily driven by increases in Alliance revenues from Eliquis, Comirnaty and Bavencio.
(c)Primarily relates to amounts paid to collaboration partners for their share of net sales or profits earned in collaboration arrangements where we are the principal in the transaction, and cost of sales for inventory purchased from our partners. The decreases in 2023 and in 2022 primarily relate to Comirnaty.
(d)Represents net reimbursements to our partners for selling, informational and administrative expenses incurred.
(e)Represents net reimbursements from our partners for research and development expenses incurred.
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
F. Research and Development Arrangement
Research and Development Funding Arrangement with Blackstone––In April 2023, we entered into an arrangement with Blackstone under which we will receive up to a total of $550 million in 2023 through 2026 to co-fund our quarterly development costs for specified treatments. As there is substantive transfer of risk to the financial partner, the development funding is recognized by us as an obligation to perform contractual services. We are recognizing the funding as a reduction of Research and development expenses using an attribution model over the period of the related expenses. The reduction to Research and development expenses in 2023 was $175 million. If successful, upon regulatory approval in the U.S. or certain major markets in the EU for the indications based on the applicable clinical trials, Blackstone will be eligible to receive approval-based fixed milestone payments of up to $468 million contingent upon the successful results of the clinical trials. Fixed milestone payments due upon approval will be recorded as intangible assets and amortized to Amortization of intangible assets over the shorter of the term of the agreement or estimated commercial life of the product. Following potential regulatory approval, Blackstone will be eligible to receive a combination of fixed milestone payments of up to $550 million in total based on achievement of certain levels of cumulative applicable net sales, as well as royalties based on a mid-to-high single digit percentage of the applicable net sales. Fixed sales-based milestone payments will be recorded as intangible assets and amortized to Amortization of intangible assets over the shorter of the term of the agreement or estimated commercial life of the product, and royalties on net sales will be recorded as Cost of sales when incurred.
Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
A. Restructuring Programs
Transforming to a More Focused Company Program––In 2019, we announced that we would be incurring costs associated with our Transforming to a More Focused Company Program, a multi-year effort to ensure our cost base aligned appropriately with our operating structure following Pfizer’s transformation into a more focused, innovative science-based global biopharmaceutical business. This program included activities to (i) restructure our corporate enabling functions to appropriately support our operating structure; (ii) transform our commercial go-to-market model; and (iii) optimize our manufacturing network and R&D operations. The costs to restructure our corporate enabling functions, and to optimize our R&D operations and reduce cycle times, as well as to further prioritize our internal R&D portfolio, primarily included severance and implementation costs. The costs to optimize our manufacturing network largely included severance, implementation costs, product transfer costs, site exit costs, and accelerated depreciation. From the start of this program in the fourth quarter of 2019 through December 31, 2023, we incurred costs of $4.0 billion, of which $1.5 billion ($1.0 billion of restructuring charges) was associated with our Biopharma segment and have substantially completed this program.

Pfizer Inc.	2023 Form 10-K	71

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Realigning our Cost Base Program––In the fourth quarter of 2023, we announced that we launched a multi-year, enterprise-wide cost realignment program that aims to realign our costs with our longer-term revenue expectations. We expect costs associated with this multi-year effort to continue through 2024 and to total approximately $3.0 billion, primarily representing cash expenditures for severance and implementation costs, of which $1.1 billion is associated with our Biopharma segment.
In 2023, we incurred costs under this program of $1.7 billion, of which $674 million (including $665 million of restructuring charges) is associated with our Biopharma segment.
B. Key Activities

The following summarizes costs and credits for acquisitions and cost-reduction/productivity initiatives:
	Year Ended December 31,
(MILLIONS)	2023	2022	2021
Restructuring charges/(credits):
Employee terminations	$1,622	$776	$680
Asset impairments	227	52	53
Exit costs/(credits)	119	54	8
Restructuring charges/(credits)(a)	1,968	882	741
Transaction costs(b)	190	144	20
Integration costs and other(c)	785	348	41
Restructuring charges and certain acquisition-related costs	2,943	1,375	802
Net periodic benefit costs/(credits) recorded in Other (income)/deductions––net	(7)	(9)	(63)
Additional depreciation––asset restructuring recorded in our consolidated statements of income as follows(d):
Cost of sales	31	34	63
Selling, informational and administrative expenses	1	2	23
Total additional depreciation––asset restructuring	32	36	87
Implementation costs recorded in our consolidated statements of income as follows(e):
Cost of sales	67	54	45
Selling, informational and administrative expenses	289	560	426
Research and development expenses	101	2	1
Total implementation costs	457	616	472
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$3,426	$2,018	$1,298
(a)Primarily represents cost-reduction initiatives. Amounts associated with our Biopharma segment: $672 million for 2023 (including charges of $665 million for Realigning our Cost Base Program and credits of $20 million for Transforming to a More Focused Company program), $354 million for 2022 (including charges of $291 million for Transforming to a More Focused Company program) and $610 million for 2021 (including charges of $612 million for Transforming to a More Focused Company program).
(b)Represents external costs for banking, legal, accounting and other similar services.
(c)Represents external, incremental costs directly related to integrating acquired businesses, such as expenditures for consulting and the integration of systems and processes, and certain other qualifying costs. 2023 costs mostly relate to our acquisition of Seagen, including $476 million that was recognized as a post-closing compensation expense for payments to Seagen employees in the fourth quarter of 2023 for the fair value of long-term incentive awards that vested upon closing and the expense for employee incentive awards issued in contemplation of the merger. 2022 costs mostly related to our acquisitions of Arena and GBT, including $138 million in payments to Arena employees in the first quarter of 2022 and $136 million in payments to GBT employees in the fourth quarter of 2022 for the fair value of previously unvested long-term incentive awards that was recognized as post-closing compensation expense. See Note 2A. 2021 costs primarily related to our acquisition of Trillium.
(d)Represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.
(e)Represents external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following summarizes the components and changes in restructuring accruals:
(MILLIONS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, January 1, 2022	$1,014	$—	$57	$1,071
Provision	776	52	54	882
Utilization and other(a)	(594)	(52)	(103)	(750)
Balance, December 31, 2022(b)	1,196	—	8	1,204
Provision	1,622	227	119	1,968
Utilization and other(a)	(840)	(227)	(116)	(1,184)
Balance, December 31, 2023(c)	$1,978	$—	$11	$1,988
(a)Other activity includes adjustments for foreign currency translation that are not material to our consolidated financial statements.
(b)Included in Other current liabilities ($991 million) and Other noncurrent liabilities ($213 million).
(c)Included in Other current liabilities ($1.3 billion) and Other noncurrent liabilities ($663 million).

Pfizer Inc.	2023 Form 10-K	72

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Note 4. Other (Income)/Deductions—Net

Components of Other (income)/deductions––net include:
	Year Ended December 31,
(MILLIONS)	2023	2022	2021
Interest income	$(1,624)	$(251)	$(36)
Interest expense(a)	2,209	1,238	1,291
Net interest expense(b)	585	987	1,255
Royalty-related income	(1,058)	(845)	(857)
Net (gains)/losses recognized during the period on equity securities(c)	(1,590)	1,273	(1,344)
Income from collaborations, out-licensing arrangements and sales of compound/product rights(d)	(154)	(188)	(396)
Net periodic benefit costs/(credits) other than service costs	(610)	(849)	(2,547)
Certain legal matters, net(e)	474	230	182
Certain asset impairments(f)	3,024	421	86
Haleon/Consumer Healthcare JV equity method (income)/loss(g)	(505)	(436)	(471)
Other, net(h)	(1,002)	(378)	(786)
Other (income)/deductions––net	$(835)	$217	$(4,878)
(a)Capitalized interest totaled $160 million in 2023, $124 million in 2022 and $108 million in 2021.
(b)The decrease in net interest expense in 2023 reflects higher interest expense driven by our $31 billion aggregate principal amount of senior unsecured notes issued in May 2023 as part of the financing for our acquisition of Seagen, which was more than offset by higher interest income on the investment of the net proceeds from the debt issuance.
(c)2023 net gains primarily include, among other things, a realized gain of $1.7 billion related to our investment in Telavant Holdings, Inc. and unrealized gains of $297 million related to our investment in Cerevel Therapeutics Holdings, Inc (Cerevel), partially offset by unrealized losses of $292 million related to our investment in BioNTech. 2022 net losses included, among other things, unrealized losses of $986 million related to investments in BioNTech, Allogene Therapeutics, Inc. and Arvinas. 2021 net gains included, among other things, unrealized gains of $1.6 billion related to investments in BioNTech and Cerevel.
(d)2021 included, among other things, $188 million of net collaboration income from BioNTech related to Comirnaty.
(e)2023 primarily includes certain product liability and other legal expenses related to products discontinued and/or divested by Pfizer and legal obligations related to pre-acquisition matters. 2022 primarily included certain product liability and other legal expenses related to products discontinued and/or divested by Pfizer. 2021 primarily included certain product liability expenses related to products discontinued and/or divested by Pfizer, and to a lesser extent, legal obligations related to pre-acquisition matters.
(f)2023 primarily represents intangible asset impairment charges of $3.0 billion, of which $2.9 billion is associated with our Biopharma segment ($2.8 billion recorded in the fourth quarter), including: $1.4 billion for etrasimod (Velsipity) IPR&D, based on a change in development plans for additional indications and overall revenue expectations, $964 million for Prevnar 13 developed technology rights ($834 million for pediatric and $130 million for adult), due to updated commercial forecasts mainly reflecting a transition to higher serotype coverage, and $486 million for various other IPR&D assets and developed technology rights, due to updated commercial forecasts mainly reflecting competitive pressures and/or prioritization decisions. 2023 also includes $128 million associated with Other business activities, related to IPR&D and developed technology rights for acquired software assets and reflects unfavorable pivotal trial results and updated commercial forecasts. 2022 represented intangible asset impairment charges associated with our Biopharma segment of: $200 million for an IPR&D asset for the unapproved indication of symptomatic dilated cardiomyopathy due to a mutation of the gene encoding the lamin A/C protein that resulted from the Phase 3 trial reaching futility at a pre-planned interim analysis and $171 million for developed technology rights due to updated commercial forecasts mainly reflecting competitive pressures. 2022 also included intangible asset impairment charges of $50 million associated with PC1, related to finite-lived licensing agreements and reflected updated contract manufacturing forecasts reflecting changes to market dynamics.
(g)See Note 2C.
(h)2023 includes, among other things, (i) dividend income of $265 million from our investment in ViiV and $211 million from our investment in Nimbus resulting from Takeda’s acquisition of Nimbus’s oral, selective allosteric tyrosine kinase 2 (TYK2) inhibitor program subsidiary and (ii) a $222 million gain on the divestiture of our early-stage rare disease gene therapy portfolio to Alexion. 2022 included, among other things, (i) dividend income of $314 million from our investment in ViiV, (ii) income net of costs associated with TSAs of $142 million and (iii) charges of $77 million, reflecting the change in the fair value of contingent consideration. 2021 included, among other things, (i) income net of costs associated with TSAs of $288 million, (ii) dividend income of $166 million from our investment in ViiV and (iii) charges of $142 million, reflecting the change in the fair value of contingent consideration.

Additional information about the intangible assets that were impaired during 2023 follows:
					Year Ended
	Fair Value(a)				December 31, 2023
(MILLIONS)	Amount	Level 1	Level 2	Level 3	Impairment
Intangible assets––IPR&D(b)	$3,860	$—	$—	$3,860	$1,704
Intangible assets––Developed technology rights(b)	1,942	—	—	1,942	1,184
Intangible assets––Licensing agreements and other(b)	—	—	—	—	120
Total	$5,802	$—	$—	$5,802	$3,008
(a)The fair value amounts are presented as of the date of impairment, as these assets are not measured at fair value on a recurring basis. See also Note 1E.
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

Pfizer Inc.	2023 Form 10-K	73

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Note 5. Tax Matters
A. Taxes on Income from Continuing Operations

Components of Income from continuing operations before provision/(benefit) for taxes on income include:
	Year Ended December 31,
(MILLIONS)	2023	2022	2021
United States	$(4,411)	$5,032	$6,064
International	5,469	29,697	18,247
Income from continuing operations before provision/(benefit) for taxes on income(a), (b)	$1,058	$34,729	$24,311
(a)2023 v. 2022––The domestic loss in 2023 versus domestic income in 2022 and the decrease in international income in 2023 was primarily attributable to lower revenues, higher intangible asset impairment charges, and increases in Restructuring charges and certain acquisition-related costs, Amortization of intangible assets, and Selling, informational and administrative expenses, partially offset by a decrease in Cost of sales and net gains on equity securities in 2023 versus net losses on equity securities in 2022.
(b)2022 v. 2021––The decrease in domestic income is primarily related to net losses on equity securities in 2022 versus net gains on equity securities in 2021, lower net periodic benefit credits and higher restructuring charges and certain acquisition-related costs, partially offset by Paxlovid income and lower acquired IPR&D expenses. The increase in international income is primarily related to Paxlovid and Comirnaty income partially offset by lower net periodic benefit credits.

Components of Provision/(benefit) for taxes on income based on the location of the taxing authorities include:
	Year Ended December 31,
(MILLIONS)	2023	2022	2021
United States
Current income taxes:
Federal	$1,321	$2,744	$3,342
State and local	(135)	(20)	34
Deferred income taxes:
Federal	(2,606)	(3,271)	(3,850)
State and local	(184)	(310)	(491)
Total U.S. tax provision/(benefit)	(1,605)	(857)	(964)
International
Current income taxes	1,142	4,368	2,769
Deferred income taxes	(652)	(183)	48
Total international tax provision/(benefit)	490	4,185	2,816
Provision/(benefit) for taxes on income	$(1,115)	$3,328	$1,852
The changes in Provision/(benefit) for taxes on income impacting the effective tax rate year-over-year are summarized below:
2023 v. 2022
The tax benefit of $1.1 billion for 2023 compared to the tax provision of $3.3 billion for 2022 was primarily a result of changes in the jurisdictional mix of earnings and the resolution of uncertain tax positions in various markets. The 2023 pre-tax income included a greater percentage of expenses taxed at higher rates as compared to the 2022 pre-tax income, resulting in a 2023 tax benefit compared to the 2022 tax provision. These expenses included amortization expense, acquisition-related costs, restructuring charges and intangible asset impairment charges. The tax benefit for 2023 and the tax provision for 2022 included tax benefits related to global income tax resolutions in multiple tax jurisdictions spanning multiple tax years. The tax provision for 2022 also included the closing of U.S. IRS audits covering five tax years.
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
We elected, with the filing of our 2018 U.S. Federal Consolidated Income Tax Return, to pay our initial estimated $15 billion repatriation tax liability on accumulated post-1986 foreign earnings over eight years through 2026. The fifth annual installment of this liability was paid by its April 18, 2023 due date. The sixth annual installment is due April 15, 2024 and is reported in current Income taxes payable as of December 31, 2023. The remaining liability is reported in noncurrent Other taxes payable. Our obligations may vary as a result of changes in our uncertain tax positions and/or availability of attributes such as foreign tax and other credit carryforwards.

Pfizer Inc.	2023 Form 10-K	74

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

B. Tax Rate Reconciliation

The reconciliation of the U.S. statutory income tax rate to our effective tax rate for Income from continuing operations follows:
	Year Ended December 31,
	2023*	2022	2021
U.S. statutory income tax rate	21.0%	21.0%	21.0%
Taxation of non-U.S. operations(a), (b)	(21.1)	(5.0)	(4.3)
Tax settlements and resolution of certain tax positions(c)	(40.3)	(3.0)	(0.4)
Foreign-Derived Intangible Income deduction(d)	(33.1)	(1.9)	(0.6)
State & local taxes(e)	(22.4)	—	(0.5)
Charitable contributions	(7.3)	(0.5)	(0.6)
Certain Consumer Healthcare JV initiatives(c)	—	—	(6.0)
U.S. R&D tax credit	(15.8)	(0.6)	(0.5)
Interest(f)	13.5	0.2	0.4
All other, net(g)	0.2	(0.6)	(0.7)
Effective tax rate for income from continuing operations	(105.4)%	9.6%	7.6%
*The higher rate percentages for the 2023 reconciling items are significantly impacted by the lower domestic and international Income from continuing operations before provision/(benefit) for taxes on income (see Note 5A).
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
(e)Includes the impact of U.S. state and local taxes and changes in the state valuation allowances including those related to the acquisition of Seagen.
(f)Includes changes in interest related to our uncertain tax positions not included in the reconciling item called “Tax settlements and resolution of certain tax positions”.
(g)All other, net is primarily due to routine business operations.

Pfizer Inc.	2023 Form 10-K	75

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

C. Deferred Taxes

Components of our deferred tax assets and liabilities, shown before jurisdictional netting, follow:
	2023 Deferred Tax*		2022 Deferred Tax*
(MILLIONS)	Assets	(Liabilities)	Assets	(Liabilities)
Prepaid/deferred items(a)	$2,658	$(654)	$1,673	$(533)
Accrued/deferred royalties	1,655	—	2,127	—
Deferred revenues(b)	471	—	95	—
Inventories(c)	1,210	(1,060)	672	(262)
Intangible assets(d)	1,526	(11,605)	1,445	(6,288)
Property, plant and equipment	168	(2,039)	112	(1,845)
Employee benefits(e)	1,085	(287)	1,314	(276)
Restructurings and other charges	537	—	302	—
Legal and product liability reserves	430	—	385	—
Research and development(f)	6,275	—	4,137	—
Net operating loss/tax credit carryforwards(g), (h)	2,708	—	2,224	—
Unremitted earnings	—	(60)	—	(51)
State and local tax adjustments	119	—	151	—
Investments(i)	133	(395)	91	(208)
All other	62	(72)	78	(56)
	19,037	(16,172)	14,806	(9,519)
Valuation allowances	(1,738)	—	(1,541)	—
Total deferred taxes	$17,299	$(16,172)	$13,265	$(9,519)
Net deferred tax asset/(liability)(j), (k)	$1,128		$3,746
*The deferred tax assets and liabilities associated with global intangible low-taxed income are included in the relevant categories. See Note 1Q.
(a)The increase in net deferred tax assets in 2023 is primarily related to temporary differences associated with the timing of cash tax payments made and accruals recorded in the ordinary course of business.
(b)The increase in deferred tax assets in 2023 is primarily related to temporary differences associated with the non-cash revenue reversal for Paxlovid recorded in the fourth quarter of 2023. See Note 17C.
(c)The decrease in net deferred tax assets in 2023 is primarily due to the acquisition of inventories related to Seagen, partially offset by the temporary differences associated with the non-cash charges for inventory write-offs for Paxlovid and Comirnaty.
(d)The increase in net deferred tax liabilities in 2023 is primarily due to the acquisition of intangible assets related to Seagen, partially offset by the amortization of intangible assets and certain impairment charges.
(e)The decrease in net deferred tax assets in 2023 is primarily due to changes in pension and postretirement benefit obligations, as well as the performance of plan assets reported in the period. See Note 11.
(f)The increase in deferred tax assets in 2023 is primarily related to the acquisition of capitalized R&D costs related to Seagen and the TCJA requirement to capitalize R&D costs for tax years beginning after December 31, 2021.
(g)The increase in deferred tax assets in 2023 is primarily due to the acquisition of net operating loss carryforwards and credit carryforwards related to Seagen. See Note 2A.
(h)The amounts in 2023 and 2022 are reduced for unrecognized tax benefits of $1.3 billion and $1.2 billion, respectively, where we have net operating loss carryforwards, similar tax losses, and/or tax credit carryforwards that are available, under the tax law of the applicable jurisdiction, to settle any additional income taxes that would result from the disallowance of a tax position.
(i)The increase in net deferred tax liabilities in 2023 is primarily due to the impact of foreign currency translation adjustments related to our equity-method investment in Haleon/the Consumer Healthcare JV. See Note 2C.
(j)In 2023, Noncurrent deferred tax assets and other noncurrent tax assets ($1.8 billion), and Noncurrent deferred tax liabilities ($0.6 billion). In 2022, Noncurrent deferred tax assets and other noncurrent tax assets ($4.8 billion), and Noncurrent deferred tax liabilities ($1.0 billion).
(k)Excludes indefinite- and definite-lived deferred tax assets for certain non-U.S. tax losses and interest carryforwards and U.S. state general business credits, totaling $11.1 billion, given that management has determined based on applicable accounting rules that it is remote that these tax attributes will be utilized.
We have carryforwards, primarily related to net operating and capital losses, general business credits, foreign tax credits and charitable contributions, which are available to reduce future U.S. federal and/or state, as well as international, income taxes payable with either an indefinite life or expiring at various times from 2024 to 2043. Certain of our U.S. net operating losses and general business credits are subject to limitations under IRC Section 382.
As of December 31, 2023, we have not made a U.S. tax provision on $49.0 billion of unremitted earnings of our international subsidiaries. As these earnings are intended to be indefinitely reinvested overseas, the determination of a hypothetical unrecognized deferred tax liability as of December 31, 2023 is not practicable. The amount of indefinitely reinvested earnings is based on estimates and assumptions and subject to management evaluation, and is subject to change in the normal course of business based on operational cash flow, completion of local statutory financial statements and the finalization of tax returns and audits, among other things. Accordingly, we regularly update our earnings and profits analysis for such events.
D. Tax Contingencies
For a description of our accounting policies associated with accounting for income tax contingencies, see Note 1Q.

Pfizer Inc.	2023 Form 10-K	76

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Uncertain Tax Positions
As tax law is complex and often subject to varied interpretations, it is uncertain whether some of our tax positions will be sustained upon audit. As of December 31, 2023, we had $3.1 billion and as of December 31, 2022, we had $2.9 billion in net unrecognized tax benefits, excluding associated interest.
•Tax assets for uncertain tax positions primarily represent our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another tax jurisdiction. These potential benefits generally result from cooperative efforts among taxing authorities, as required by tax treaties to minimize double taxation, commonly referred to as the competent authority process. The recoverability of these assets, which we believe to be more likely than not, is dependent upon the actual payment of taxes in one tax jurisdiction and, in some cases, the successful petition for recovery in another tax jurisdiction. As of December 31, 2023, we had $1.7 billion in assets associated with uncertain tax positions. These amounts were included in Noncurrent deferred tax assets and other noncurrent tax assets ($1.6 billion) and Other taxes payable ($45 million). As of December 31, 2022, we had $1.5 billion in assets associated with uncertain tax positions. These amounts were included in Noncurrent deferred tax assets and other noncurrent tax assets ($1.5 billion) and Other taxes payable ($45 million).
•Substantially all of these unrecognized tax benefits, if recognized, would impact our effective income tax rate.

The reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:
(MILLIONS)	2023	2022	2021
Balance, beginning	$(4,494)	$(6,068)	$(5,595)
Acquisitions	(46)	(52)	—
Increases based on tax positions taken during a prior period(a)	(158)	(67)	(111)
Decreases based on tax positions taken during a prior period(a), (b)	310	1,339	103
Decreases based on settlements for a prior period(b), (c)	85	842	24
Increases based on tax positions taken during the current period(a)	(515)	(701)	(550)
Impact of foreign exchange	(44)	90	22
Other, net(a), (d)	58	122	40
Balance, ending(e)	$(4,802)	$(4,494)	$(6,068)
(a)Primarily included in Provision/(benefit) for taxes on income.
(b)Primarily related to effectively settling certain issues with the U.S. and foreign tax authorities. See Note 5A.
(c)Primarily related to cash payments and reductions of tax attributes.
(d)Primarily related to decreases as a result of a lapse of applicable statutes of limitations.
(e)In 2023, included in Income taxes payable ($94 million), Other current assets ($1 million), Noncurrent deferred tax assets and other noncurrent tax assets ($1.3 billion), Noncurrent deferred tax liabilities ($4 million) and Other taxes payable ($3.4 billion). In 2022, included in Income taxes payable ($40 million), Other current assets ($3 million), Noncurrent deferred tax assets and other noncurrent tax assets ($1.2 billion), Noncurrent deferred tax liabilities ($5 million) and Other taxes payable ($3.2 billion).
•Interest related to our unrecognized tax benefits is recorded in accordance with the laws of each jurisdiction and is recorded primarily in Provision/(benefit) for taxes on income. In 2023, we recorded a net increase in interest of $64 million. In 2022, we recorded a net decrease in interest of $17 million. In 2021, we recorded a net increase in interest of $108 million. Gross accrued interest totaled $605 million as of December 31, 2023 (reflecting a decrease of $11 million as a result of cash payments) and gross accrued interest totaled $552 million as of December 31, 2022 (reflecting a decrease of $31 million as a result of cash payments). In 2023 and 2022, these amounts were substantially all included in Other taxes payable. Accrued penalties are not significant. See also Note 5A.
Status of Tax Matters and Potential Impact on Accruals for Uncertain Tax Positions
The U.S. is one of our major tax jurisdictions, and we are regularly audited by the IRS. With respect to Pfizer, tax years 2016-2018 are under audit. Tax years 2019-2023 are open but not under audit. All other tax years are closed. In addition to the open audit years in the U.S., we have open audit years and certain related audits, appeals and investigations in certain major international tax jurisdictions such as Canada (2017-2023), Europe (2012-2023, primarily in Ireland, the U.K., France, Italy, Spain and Germany), Asia Pacific (2013-2023, primarily in Australia, China, Japan and Singapore) and Latin America (1998-2023, primarily in Brazil).
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

Pfizer Inc.	2023 Form 10-K	77

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

E. Tax Provision/(Benefit) on Other Comprehensive Income/(Loss)

Components of the Tax provision/(benefit) on other comprehensive income/(loss) include:
	Year Ended December 31,
(MILLIONS)	2023	2022	2021
Foreign currency translation adjustments, net(a)	$(33)	$(126)	$43

Unrealized holding gains/(losses) on derivative financial instruments, net	111	183	84
Reclassification adjustments for (gains)/losses included in net income	(93)	(270)	29
	18	(87)	114
Unrealized holding gains/(losses) on available-for-sale securities, net	(15)	(164)	(44)
Reclassification adjustments for (gains)/losses included in net income	(18)	226	(4)
	(33)	62	(48)
Benefit plans: prior service (costs)/credits and other, net	(5)	(5)	27
Reclassification adjustments related to amortization of prior service costs and other, net	(28)	(29)	(47)
Reclassification adjustments related to curtailments of prior service costs and other, net	(4)	(3)	(18)
	(37)	(37)	(38)
Tax provision/(benefit) on other comprehensive income/(loss)	$(85)	$(187)	$71
(a)Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that are expected to be held indefinitely.
Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following summarizes the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS)	Foreign Currency Translation Adjustments(a)	Derivative Financial Instruments	Available-For-Sale Securities	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, January 1, 2021	$(5,450)	$(428)	$116	$452	$(5,310)
Other comprehensive income/(loss)(b)	(722)	547	(336)	(75)	(587)
Balance, December 31, 2021	(6,172)	119	(220)	377	(5,897)
Other comprehensive income/(loss)(b)	(2,188)	(531)	440	(129)	(2,407)
Balance, December 31, 2022	(8,360)	(412)	220	248	(8,304)
Other comprehensive income/(loss)(b)	497	195	(229)	(120)	343
Balance, December 31, 2023	$(7,863)	$(217)	$(9)	$128	$(7,961)
(a)Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests.
(b)Foreign currency translation adjustments include net losses in 2023, 2022 and 2021 related to the impact of our net investment hedging program and our equity-method investment in Haleon/the Consumer Healthcare JV (see Note 2C).

Pfizer Inc.	2023 Form 10-K	78

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Note 7. Financial Instruments
A. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis and Fair Value Hierarchy, using a Market Approach:

	As of December 31, 2023			As of December 31, 2022
(MILLIONS)	Total	Level 1	Level 2	Total	Level 1	Level 2
Financial assets:
Short-term investments
Equity securities with readily determinable fair values:
Money market funds	$5,124	$—	$5,124	$1,588	$—	$1,588

Available-for-sale debt securities:
Government and agency—non-U.S.	817	—	817	15,915	—	15,915
Government and agency—U.S.	2,601	—	2,601	1,313	—	1,313
Corporate and other	982	—	982	1,514	—	1,514
	4,400	—	4,400	18,743	—	18,743
Total short-term investments	9,524	—	9,524	20,331	—	20,331
Other current assets
Derivative assets:
Foreign exchange contracts	298	—	298	714	—	714
Total other current assets	298	—	298	714	—	714
Long-term investments
Equity securities with readily determinable fair values(a)	2,779	2,772	7	2,836	2,823	13

Available-for-sale debt securities:
Government and agency—non-U.S.	124	—	124	280	—	280
Corporate and other	26	—	26	72	—	72
	150	—	150	352	—	352
Total long-term investments	2,929	2,772	156	3,188	2,823	365
Other noncurrent assets
Derivative assets:
Interest rate contracts	144	—	144	—	—	—
Foreign exchange contracts	258	—	258	364	—	364
Total derivative assets	402	—	402	364	—	364
Insurance contracts(b)	790	—	790	665	—	665
Total other noncurrent assets	1,191	—	1,191	1,028	—	1,028
Total assets	$13,943	$2,772	$11,170	$25,261	$2,823	$22,439

Financial liabilities:
Other current liabilities
Derivative liabilities:
Interest rate contracts	$16	$—	$16	$10	$—	$10
Foreign exchange contracts	404	—	404	694	—	694
Total other current liabilities	420	—	420	704	—	704
Other noncurrent liabilities
Derivative liabilities:
Interest rate contracts	275	—	275	321	—	321
Foreign exchange contracts	725	—	725	864	—	864
Total other noncurrent liabilities	1,000	—	1,000	1,185	—	1,185
Total liabilities	$1,420	$—	$1,420	$1,889	$—	$1,889
(a)Long-term equity securities of $130 million as of December 31, 2023 and $143 million as of December 31, 2022 were held in restricted trusts for U.S. non-qualified employee benefit plans.
(b)Includes life insurance policies held in restricted trusts for U.S. non-qualified employee benefit plans. The underlying invested assets in these contracts are marketable securities, which are carried at fair value, with changes in fair value recognized in Other (income)/deductions—net (see Note 4).
Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis––The carrying value of Long-term debt, excluding the current portion was $62 billion as of December 31, 2023 and $33 billion as of December 31, 2022. The estimated fair value of such debt, using a market approach and Level 2 inputs, was $61 billion as of December 31, 2023 and $30 billion as of December 31, 2022.
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities, long-term receivables and short-term borrowings not measured at fair value on a recurring basis were not significant as of December 31, 2023 and 2022. The fair value measurements of our held-to-maturity debt securities and short-term borrowings are based on Level 2 inputs. The fair value measurements of our long-term receivables and private equity securities are based on Level 3 inputs.

Pfizer Inc.	2023 Form 10-K	79

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

B. Investments
Total Short-Term, Long-Term and Equity-Method Investments

The following summarizes our investments by classification type:
	As of December 31,
(MILLIONS)	2023	2022
Short-term investments
Equity securities with readily determinable fair values(a)	$5,124	$1,588
Available-for-sale debt securities	4,400	18,743
Held-to-maturity debt securities	313	1,985
Total Short-term investments	$9,837	$22,316

Long-term investments
Equity securities with readily determinable fair values(b)	$2,779	$2,836
Available-for-sale debt securities	150	352
Held-to-maturity debt securities	47	48
Private equity securities at cost(b)	755	800
Total Long-term investments	$3,731	$4,036
Equity-method investments	11,637	11,033
Total long-term investments and equity-method investments	$15,368	$15,069
Held-to-maturity cash equivalents	$207	$679
(a)Represent money market funds primarily invested in U.S. Treasury and government debt.
(b)Represent investments in the life sciences sector.
Debt Securities

Our investment portfolio consists of investment-grade debt securities issued across diverse governments, corporate and financial institutions:
	As of December 31, 2023							As of December 31, 2022
		Gross Unrealized			Maturities (in Years)				Gross Unrealized
(MILLIONS)	Amortized Cost	Gains	Losses	Fair Value	Within 1	Over 1 to 5	Over 5	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Government and agency––non-U.S.	$953	$2	$(14)	$941	$817	$124	$—	$15,946	$297	$(48)	$16,195
Government and agency––U.S.	2,601	—	—	2,601	2,601	—	—	1,313	—	—	1,313
Corporate and other	1,006	4	(2)	1,007	982	26	—	1,584	7	(4)	1,586
Held-to-maturity debt securities
Time deposits and other	561	—	—	561	519	31	11	1,171	—	—	1,171
Government and agency––non-U.S.	4	—	—	4	—	4	1	1,542	—	—	1,542
Total debt securities	$5,126	$6	$(16)	$5,115	$4,919	$185	$12	$21,556	$304	$(53)	$21,807
Any expected credit losses to these portfolios would be immaterial to our financial statements.
Equity Securities

The following presents the calculation of the portion of unrealized (gains)/losses that relates to equity securities, excluding equity-method investments, held at the reporting date:
	Year Ended December 31,
(MILLIONS)	2023	2022	2021
Net (gains)/losses recognized during the period on equity securities(a)	$(1,590)	$1,273	$(1,344)
Less: Net (gains)/losses recognized during the period on equity securities sold during the period	(1,754)	(126)	(80)
Net unrealized (gains)/losses during the reporting period on equity securities still held at the reporting date(b)	$165	$1,400	$(1,264)
(a)Reported in Other (income)/deductions––net. See Note 4.
(b)Included in net unrealized (gains)/losses are observable price changes on equity securities without readily determinable fair values. As of December 31, 2023, there were cumulative impairments and downward adjustments of $259 million and upward adjustments of $213 million. Impairments, downward and upward adjustments were not material to our operations in 2023, 2022 and 2021.

Pfizer Inc.	2023 Form 10-K	80

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

C. Short-Term Borrowings

Short-term borrowings include:
	As of December 31,
(MILLIONS)	2023	2022
Commercial paper, principal amount(a)	$7,965	$—
Current portion of long-term debt, principal amount	2,250	2,550
Other short-term borrowings, principal amount(b)	252	385
Total short-term borrowings, principal amount	10,467	2,935
Net fair value adjustments related to hedging and purchase accounting	5	11
Net unamortized discounts, premiums and debt issuance costs	(121)	(1)
Total Short-term borrowings, including current portion of long-term debt, carried at historical proceeds, as adjusted	$10,350	$2,945
(a)Issued in the fourth quarter of 2023 as part of the financing for our acquisition of Seagen (see Note 2A). The weighted-average effective interest rate on commercial paper outstanding was approximately 5.37% as of December 31, 2023.
(b)Primarily includes cash collateral. See Note 7F.
As of December 31, 2023, we had access to a total of $15 billion in committed U.S. revolving credit facilities, consisting of an $8 billion facility maturing in October 2024 and a $7 billion facility maturing in October 2028, which may be used for general corporate purposes including to support our global commercial paper borrowings. In addition to the U.S. revolving credit facilities, our lenders have provided us an additional $305 million in lines of credit, of which $274 million expire within one year. Essentially all lines of credit were unused as of December 31, 2023.
D. Long-Term Debt

The following outlines our senior unsecured long-term debt* and the weighted-average stated interest rate by maturity:
	As of December 31,
(MILLIONS)	2023	2022
Notes due 2024 (3.9% for 2022)(a)	$—	$2,250
Notes due 2025 (3.9% for 2023 and 0.8% for 2022)	3,750	750
Notes due 2026 (3.7% for 2023 and 2.9% for 2022)	6,000	3,000
Notes due 2027 (2.1% for 2023 and 2022)	1,029	1,000
Notes due 2028 (4.6% for 2023 and 4.8% for 2022)	5,660	1,660
Notes due 2029 (3.5% for 2023 and 2022)	1,750	1,750
Notes due 2030-2034 (4.1% for 2023 and 2.9% for 2022)	12,000	4,000
Notes due 2035-2039 (5.8% for 2023 and 2022)	8,048	8,017
Notes due 2040-2044 (4.1% for 2023 and 3.6% for 2022)	7,995	4,903
Notes due 2045-2049 (4.1% for 2023 and 2022)	3,500	3,500
Notes due 2050-2063 (5.0% for 2023 and 2.7% for 2022)	11,250	1,250
Total long-term debt, principal amount	60,982	32,080
Net fair value adjustments related to hedging and purchase accounting	1,039	959
Net unamortized discounts, premiums and debt issuance costs	(483)	(175)
Other long-term debt	—	20
Total long-term debt, carried at historical proceeds, as adjusted	$61,538	$32,884
Current portion of long-term debt, carried at historical proceeds, as adjusted (not included above (3.9% for 2023 and 3.7% for 2022))	$2,254	$2,560
*Our long-term debt is generally redeemable by us at any time at varying redemption prices plus accrued and unpaid interest.
(a)Reclassified to the current portion of long-term debt.
Issuances

In May 2023, we issued, through our wholly-owned finance subsidiary, PIE, the following senior unsecured notes as part of the financing for our acquisition of Seagen(a), (b):
(MILLIONS)		Principal
Interest Rate	Maturity Date	December 31, 2023
4.65%	May 19, 2025	$3,000
4.45%	May 19, 2026	3,000
4.45%	May 19, 2028	4,000
4.65%	May 19, 2030	3,000
4.75%	May 19, 2033	5,000
5.11%	May 19, 2043	3,000
5.30%	May 19, 2053	6,000
5.34%	May 19, 2063	4,000
Total long-term debt issued in 2023(c)		$31,000

Pfizer Inc.	2023 Form 10-K	81

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

(a)The notes are fully and unconditionally guaranteed on a senior unsecured basis by Pfizer Inc. PIE was formed to finance a portion of the consideration for the acquisition of Seagen and has no assets or operations, and will have no assets or operations, other than as related to the issuance, administration and repayment of the notes and any other debt securities that it may issue in the future.
(b)The notes may be redeemed by us at any time, in whole, or in part, at a make-whole redemption price plus accrued and unpaid interest.
(c)The weighted average effective interest rate for the notes at issuance was 4.93%.
In August 2021, we completed a public offering of $1.0 billion principal amount of senior unsecured notes due 2031 at an effective interest rate of 1.79%.
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
The derivative financial instruments primarily hedge or offset exposures in the euro, U.K. pound, Japanese yen, Canadian dollar, and Chinese renminbi, and include a portion of our forecasted foreign exchange-denominated intercompany inventory sales hedged up to two years. We may seek to protect against possible declines in the reported net investments of our foreign business entities.
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
•We record in Other comprehensive income/(loss)––Foreign currency translation adjustments, net the foreign exchange gains and losses related to foreign exchange-denominated debt and foreign exchange contracts designated as a hedge of our net investments in foreign subsidiaries and reclassify those amounts into earnings upon the sale or substantial liquidation of our net investments.
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

The following summarizes the fair value of the derivative financial instruments and notional amounts:
(MILLIONS)	As of December 31, 2023			As of December 31, 2022
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$18,750	$403	$916	$26,603	$838	$1,196
Interest rate contracts	6,750	144	290	2,250	—	331
		546	1,206		838	1,527

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$25,609	154	214	$29,814	240	362

Total		$700	$1,420		$1,078	$1,889
(a)The notional amount of outstanding foreign exchange contracts hedging our intercompany forecasted inventory sales was $4.9 billion as of December 31, 2023 and $4.4 billion as of December 31, 2022.

Pfizer Inc.	2023 Form 10-K	82

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The following summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk exposures:
	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Year Ended December 31,
(MILLIONS)	2023	2022	2023	2022	2023	2022
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Interest rate contracts	$—	$—	$68	$—	$1	$—
Foreign exchange contracts(b)	—	—	380	1,296	236	1,916
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	178	148	177	145

Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	196	(337)	—	—	—	—
Hedged item	(196)	337	—	—	—	—

Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	(393)	816	—	—
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	137	73	136	129

Non-Derivative Financial Instruments in Net Investment Hedge Relationships(d):
Foreign currency short-term borrowings	—	—	—	26	—	—
Foreign currency long-term debt	—	—	(29)	51	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	164	(1,153)	—	—	—	—
	$164	$(1,153)	$341	$2,409	$549	$2,190
(a)OID = Other (income)/deductions—net, included in Other (income)/deductions—net in the consolidated statements of income. COS = Cost of Sales, included in Cost of sales in the consolidated statements of income. OCI = Other comprehensive income/(loss), included in the consolidated statements of comprehensive income.
(b)The amounts reclassified from OCI into COS were a net gain of $253 million in 2023 and a net gain of $375 million in 2022. The remaining amounts were reclassified from OCI into OID. Based on year-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax gain of $11 million within the next 12 months into income. The maximum length of time over which we are hedging our exposure to the variability in future foreign exchange cash flows is approximately 19 years and relates to foreign currency debt.
(c)The amounts reclassified from OCI were reclassified into OID.
(d)Long-term debt includes foreign currency borrowings which are used as net investment hedges; the related carrying values as of December 31, 2023 and December 31, 2022 were $824 million and $795 million, respectively.

The following summarizes cumulative basis adjustments to our long-term debt in fair value hedges:
	As of December 31, 2023			As of December 31, 2022
		Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount			Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount
(MILLIONS)	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships
Short-term borrowings, including current portion of long-term debt	$—	$—	$4	$—	$—	$10
Long-term debt	$7,196	$(131)	$957	$2,235	$(321)	$1,042
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

Pfizer Inc.	2023 Form 10-K	83

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

With respect to our investments, we monitor concentrations of credit risk associated with government, government agency, and corporate issuers of securities. Investments are placed in instruments that are investment grade and are primarily short in duration. Exposure limits are established to limit a concentration with any single credit counterparty. As of December 31, 2023, the largest investment exposures in our portfolio consisted primarily of U.S. government money market funds, as well as sovereign debt instruments issued by the U.S.
With respect to our derivative financial instrument agreements with financial institutions, we do not expect to incur a significant loss from failure of any counterparty. Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements with credit-support annexes that contain zero threshold provisions requiring collateral to be exchanged daily depending on levels of exposure. As a result, there are no significant concentrations of credit risk with any individual financial institution. As of December 31, 2023, the aggregate fair value of these derivative financial instruments that are in a net payable position was $768 million, for which we have posted collateral of $771 million with a corresponding amount reported in Short-term investments. As of December 31, 2023, the aggregate fair value of our derivative financial instruments that are in a net receivable position was $225 million, for which we have received collateral of $221 million with a corresponding amount reported in Short-term borrowings, including current portion of long-term debt.
Note 8. Other Financial Information
A. Inventories

The following summarizes the components of Inventories:
	As of December 31,
(MILLIONS)	2023	2022
Finished goods	$3,495	$2,603
Work-in-process	5,688	5,519
Raw materials and supplies	1,007	859
Inventories(a)	$10,189	$8,981
Noncurrent inventories not included above(b)	$4,568	$5,827
(a)The increase from December 31, 2022 of $1.2 billion reflects an increase of approximately $1.0 billion representing acquired Seagen inventory, inclusive of the fair value step-up (see Note 2A), and increases for certain products due to new product launches, supply recovery and changes in net market demand. These increases were offset to a large extent by $1.0 billion in inventory write-offs for Paxlovid and Comirnaty.
(b)Included in Other noncurrent assets. The decrease from December 31, 2022 of $1.3 billion is primarily driven by inventory write-offs for Paxlovid of $4.2 billion and, to a lesser extent, inventory write-offs for Comirnaty of $0.7 billion, offset to a large extent by an increase of approximately $3.1 billion representing acquired Seagen inventory, inclusive of the fair value step-up (see Note 2A). The charges and corresponding inventory write-offs were based on our analysis of Paxlovid and Comirnaty inventory levels as of December 31, 2023 in relation to our commercial outlook for both products. Based on current estimates and assumptions, there are no recoverability issues for these amounts.
B. Other Current Liabilities
Other current liabilities includes, among other things, amounts payable to BioNTech for the gross profit split for Comirnaty, which totaled $2.0 billion as of December 31, 2023 and $5.2 billion as of December 31, 2022.
C. Supplier Finance Program Obligation
We maintain voluntary supply chain finance agreements with several participating financial institutions. Under these agreements, participating suppliers may voluntarily elect to sell their accounts receivable with Pfizer to these financial institutions. Our suppliers negotiate their financing agreements directly with the respective financial institutions and we are not a party to these agreements. We have no economic interest in our suppliers’ decision to participate and we pay the financial institutions the stated amount of confirmed invoices on the original maturity dates, which is generally within 90 to 120 days of the invoice date. The agreements with the financial institutions do not require Pfizer to provide assets pledged as security or other forms of guarantees for the supplier finance program. All outstanding amounts related to suppliers participating in such financing arrangements are recorded within trade payables in our consolidated balance sheet. As of December 31, 2023 and December 31, 2022, respectively, $791 million and $849 million of our trade payables to suppliers who participate in these financing arrangements were outstanding.
Note 9. Property, Plant and Equipment

The following summarizes the components of Property, plant and equipment:
	Useful Lives	As of December 31,
(MILLIONS)	(Years)	2023	2022
Land	-	$353	$368
Buildings	33-50	9,046	8,832
Machinery and equipment	8-20	14,263	12,881
Furniture, fixtures and other	3-12.5	5,399	4,491
Construction in progress	-	5,925	4,875
		34,985	31,448
Less: Accumulated depreciation		16,045	15,174
Property, plant and equipment		$18,940	$16,274

Pfizer Inc.	2023 Form 10-K	84

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The following provides long-lived assets by geographic area:
	As of December 31,
(MILLIONS)	2023	2022
United States	$10,674	$9,179
Developed Europe	6,221	5,389
Developed Rest of World	290	293
Emerging Markets	1,756	1,413
Property, plant and equipment	$18,940	$16,274
Note 10. Identifiable Intangible Assets and Goodwill
A. Identifiable Intangible Assets

The following summarizes the components of Identifiable intangible assets:
	As of December 31, 2023			As of December 31, 2022
(MILLIONS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights(a)	$99,267	$(60,493)	$38,773	$85,604	$(56,307)	$29,297
Brands	922	(877)	45	922	(844)	78
Licensing agreements and other(b)	2,756	(1,458)	1,297	2,237	(1,397)	841
	102,944	(62,828)	40,116	88,763	(58,548)	30,215
Indefinite-lived intangible assets
Brands	827		827	827		827
IPR&D(c)	23,193		23,193	11,357		11,357
Licensing agreements and other	763		763	971		971
	24,784		24,784	13,155		13,155
Identifiable intangible assets(d)	$127,728	$(62,828)	$64,900	$101,919	$(58,548)	$43,370
(a)The increase in the gross carrying amount primarily includes, among other things: (i) $7.5 billion for the acquisition of Seagen (see Note 2A); (ii) the transfer of IPR&D to developed technology rights of $3.6 billion for etrasimod (Velsipity), $2.1 billion for Padcev, $1.1 billion for Braftovi/Mektovi, and $450 million as a result of the approval in the U.S. for Zavzpret nasal spray; and (iii) $495 million of capitalized milestones as a result of the approval in the U.S. for Zavzpret nasal spray, partially offset by (iv) impairments of $964 million for Prevnar 13 (see Note 4).
(b)The increase in the gross carrying amount primarily reflects $450 million for the acquisition of Seagen (see Note 2A).
(c)The increase in the gross carrying amount mainly reflects $20.8 billion for the acquisition of Seagen (see Note 2A), partially offset by the transfer from IPR&D to developed technology rights as mentioned in note (a) above, and impairments of $1.4 billion for etrasimod (Velsipity).
(d)The increase is primarily due to $28.8 billion for the acquisition of Seagen (see Note 2A) and the $495 million of capitalized milestones described in note (a) above, partially offset by amortization expense of $4.7 billion and impairments of $3.0 billion (see Note 4).
Developed Technology Rights––Developed technology rights represent the cost for developed technology acquired from third parties and can include the right to develop, use, market, sell and/or offer for sale the product, compounds and intellectual property that we have acquired with respect to products, compounds and/or processes that have been completed. We possess a well-diversified portfolio of hundreds of developed technology rights across therapeutic categories, representing our commercialized products. The significant components of developed technology rights are the following: Nurtec ODT/Vydura, Adcetris, Xtandi, etrasimod (Velsipity), Padcev, Braftovi/Mektovi, Prevnar 13 family and Oxbryta. Also included in this category are the post-approval milestone payments made under our alliance agreements for certain prescription pharmaceutical products.
Brands––Brands represent the cost for tradenames and know-how, as the products themselves do not receive patent protection. Indefinite-lived brands include Medrol and Depo-Medrol, while finite-lived brands include Zavedos and Depo-Provera.
IPR&D––IPR&D assets represent the acquisition date fair value (less impairments) of R&D assets acquired through business combinations that have not yet received regulatory approval in a major market which could include both new investigational products and additional indications for in-line products. The significant components of IPR&D are SGN-B6A, Disitamab vedotin, GBT601, Tukysa, Padcev and talazoparib. IPR&D assets are required to be classified as indefinite-lived assets until the successful completion or the abandonment of the associated R&D effort. Accordingly, during the development period after the date of acquisition, these assets are not amortized until approval is obtained in a major market, typically either the U.S. or the EU, or in a series of other countries, subject to certain specified conditions and management judgment. At that time, we will determine the useful life of the asset, reclassify it out of IPR&D and begin amortization. If the associated R&D effort is abandoned, the related IPR&D assets will be written-off, and we will record an impairment charge. IPR&D assets are high-risk assets, given the uncertain nature of R&D. Accordingly, IPR&D assets may become impaired and/or be written-off in the future.
Licensing Agreements––Licensing agreements for developed technology and for technology in development primarily relate to out-licensing arrangements acquired from third parties, including the Array, Arena and Seagen acquisitions. These assets represent the cost for the license, where we acquired the right to future royalties and/or milestones upon development or commercialization by the licensing partners. A

Pfizer Inc.	2023 Form 10-K	85

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

significant component of the licensing arrangements are for out-licensing arrangements with a number of partners. Accordingly, during the development period after the date of acquisition, each of these assets is classified as indefinite-lived intangible assets and will not be amortized until approval is obtained in a major market. At that time we will determine the useful life of the asset, reclassify the respective licensing arrangement asset to finite-lived intangible asset and begin amortization. If the development effort is abandoned, the related licensing asset will be written-off, and we will record an impairment charge.
Amortization––The weighted-average life for each of our total finite-lived intangible assets is approximately 11 years, and for the largest component, developed technology rights, is approximately 11 years.

The following provides the expected annual amortization expense:
(MILLIONS)	2024	2025	2026	2027	2028
Amortization expense	$5,079	$4,763	$4,639	$4,054	$3,702
B. Goodwill

The following summarizes the changes in the carrying amount of Goodwill:
(MILLIONS)	Total(a)
Balance, January 1, 2022	$49,208
Additions(b)	2,917
Impact of foreign exchange	(750)
Balance, December 31, 2022	51,375
Additions(b)	16,117
Impact of foreign exchange and other	292
Balance, December 31, 2023	$67,783
(a)Our goodwill balance continues to be assigned within the Biopharma reportable segment.
(b)Additions in 2022 relate to our acquisitions of GBT, Arena and Biohaven, and in 2023 primarily related to our acquisition of Seagen. See Note 2A.
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
A. Components of Net Periodic Benefit Costs and Changes in Other Comprehensive Income/(Loss)

The following summarizes the components of net periodic benefit cost/(credit) and the changes in Other comprehensive income/(loss) for our benefit plans:
	Pension Plans						Postretirement Plans
	U.S.			International
	Year Ended December 31,
(MILLIONS)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost	$—	$—	$—	$85	$116	$130	$12	$29	$36
Interest cost	589	534	455	287	157	146	21	27	29
Expected return on plan assets	(778)	(862)	(1,052)	(304)	(296)	(327)	(44)	(47)	(39)
Amortization of prior service cost/(credit)	2	2	(2)	—	(1)	(1)	(119)	(130)	(151)
Actuarial (gains)/losses(a)	(410)	225	(684)	102	(11)	(690)	51	(440)	(167)
Curtailments	—	—	—	(2)	(11)	(4)	(12)	(18)	(82)
Special termination benefits	6	18	17	—	1	—	—	1	2
Net periodic benefit cost/(credit) reported in income	(592)	(84)	(1,265)	169	(45)	(746)	(90)	(578)	(372)
Cost/(credit) reported in Other comprehensive income/(loss)	(2)	(2)	2	31	(1)	4	128	169	107
Cost/(credit) recognized in Comprehensive income	$(594)	$(86)	$(1,264)	$199	$(46)	$(742)	$38	$(410)	$(265)
(a)Reflects: (i) actuarial remeasurement net gains in 2023, primarily due to favorable asset performance in the U.S. and increases in discount rates for the international plans, partially offset by unfavorable asset performance for certain international plans, (ii) actuarial remeasurement net gains in 2022, primarily due to increases in discount rates, partially offset by unfavorable plan asset performance, and (iii) actuarial remeasurement gains in 2021, primarily due to favorable plan asset performance and increases in discount rates.

Pfizer Inc.	2023 Form 10-K	86

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The components of net periodic benefit cost/(credit) other than the service cost component are primarily included in Other (income)/deductions––net (see Note 4).
B. Actuarial Assumptions

	Pension Plans						Postretirement Plans
	U.S.			International
	Year Ended December 31,
(PERCENTAGES)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate:
Pension plans/postretirement plans	5.4%	2.9%	2.6%				5.5%	2.9%	2.5%
Interest cost				3.8%	1.5%	1.2%
Service cost				3.6%	1.7%	1.4%
Expected return on plan assets	7.5%	6.3%	6.8%	4.5%	3.1%	3.4%	7.5%	6.3%	6.8%
Rate of compensation increase(a)				3.0%	2.8%	2.9%

Weighted-average assumptions used to determine benefit obligations at fiscal year-end:
Discount rate	5.4%	5.4%	2.9%	4.4%	3.8%	1.6%	5.4%	5.5%	2.9%
Rate of compensation increase(a)				3.2%	3.0%	2.8%
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
The weighted-average discount rate for our U.S. defined benefit plans is set with reference to the prevailing market rate of a portfolio of high-quality fixed income investments, rated AA/Aa or better that reflect the rates at which the pension benefits could be effectively settled. For our international plans, the discount rates are set by benchmarking against investment grade corporate bonds rated AA/Aa or better, including, when there is sufficient data, a yield curve approach. These rate determinations are made consistent with local requirements. Overall, the yield curves used to measure the benefit obligations at year-end 2023 resulted in broadly unchanged discount rates for the U.S. pension and postretirement plans and higher discount rates for the international pension plans as compared to the prior year.

The following provides the healthcare cost trend rate assumptions for our U.S. postretirement benefit plans:
	As of December 31,
	2023	2022
Healthcare cost trend rate assumed for next year	7.9%	6.4%
Rate to which the cost trend rate is assumed to decline	4.0%	4.0%
Year that the rate reaches the ultimate trend rate	2047	2045

Pfizer Inc.	2023 Form 10-K	87

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

C. Obligations and Funded Status

The following provides: (i) an analysis of the changes in our benefit obligations, plan assets and funded status of our benefit plans, (ii) the funded status recognized in our consolidated balance sheets and (iii) the pre-tax components of cumulative amounts recognized in Accumulated other comprehensive loss:

	Pension Plans				Postretirement Plans
	U.S.		International
	Year Ended December 31,
(MILLIONS)	2023	2022	2023	2022	2023	2022
Change in benefit obligation(a)
Benefit obligation, beginning	$11,420	$17,150	$7,497	$11,657	$410	$995
Service cost	—	—	85	116	12	29
Interest cost	589	534	287	157	21	27
Employee contributions	—	—	11	9	52	75
Plan amendments	—	—	25	—	—	24
Changes in actuarial assumptions and other(b)	(127)	(4,187)	(518)	(2,931)	96	(593)
Foreign exchange impact	—	(1)	280	(1,065)	(1)	(5)
Upjohn spin-off	—	—	—	37	—	—
Acquisitions/divestitures, net	—	61	13	(50)	—	—
Curtailments and special termination benefits	6	18	—	(10)	(3)	(3)
Settlements(c)	(675)	(1,698)	(56)	(64)	—	(39)
Benefits paid	(457)	(457)	(334)	(359)	(137)	(101)
Benefit obligation, ending(a)	10,756	11,420	7,292	7,497	450	410
Change in plan assets
Fair value of plan assets, beginning	10,871	16,346	6,865	10,729	647	753
Actual return on plan assets	1,061	(3,550)	(316)	(2,624)	89	(106)
Company contributions	134	230	154	156	(15)	65
Employee contributions	—	—	11	9	52	75
Foreign exchange impact	—	—	214	(1,037)	—	—
Upjohn spin-off	—	—	—	45	—	—
Acquisitions/divestitures, net	—	1	13	9	—	—
Settlements(c)	(675)	(1,698)	(56)	(64)	—	(39)
Benefits paid	(457)	(457)	(334)	(359)	(137)	(101)
Fair value of plan assets, ending	10,935	10,871	6,552	6,865	636	647
Funded status	$179	$(549)	$(740)	$(632)	$186	$238
Amounts recorded in our consolidated balance sheet:
Noncurrent assets	$1,010	$346	$644	$783	$266	$322
Current liabilities	(94)	(110)	(28)	(27)	(6)	(6)
Noncurrent liabilities	(738)	(785)	(1,355)	(1,388)	(74)	(78)
Funded status	$179	$(549)	$(740)	$(632)	$186	$238
Pre-tax components of cumulative amounts recognized in Accumulated other comprehensive loss:
Prior service (costs)/credits	$(2)	$(4)	$(65)	$(34)	$285	$413
Information related to the funded status of pension plans with an ABO in excess of plan assets(d):
Fair value of plan assets	$—	$86	$579	$343
ABO	831	981	1,834	1,600
Information related to the funded status of pension plans with a PBO in excess of plan assets(d):
Fair value of plan assets	$—	$86	$964	$1,081
PBO	831	981	2,347	2,496
(a)For the U.S. pension plans, the benefit obligation is both the PBO and ABO as these plans are frozen and future benefit accruals no longer increase with future compensation increases. For the international pension plans, the benefit obligation is the PBO. The ABO for our international pension plans was $7.0 billion in 2023 and $7.2 billion in 2022. For the postretirement plans, the benefit obligation is the ABO.
(b)For 2023, primarily includes actuarial gains resulting from increases in discount rates for the international pension plans. For 2022, primarily includes actuarial gains resulting from increases in discount rates, offset by increases in inflation assumptions for the international plan.
(c)As a result of a group annuity contract entered into between Pfizer and a third-party insurance company in July 2022, the third party insurance company assumed future benefit obligations and responsibility for the annuity payments of certain retirees in the Pfizer Consolidated Pension Plan. Benefit obligations of $586 million and plan assets of $588 million were associated with this contract. In February 2024, regulatory approval was received for this contract.
(d)Our main U.S. qualified plan, U.S. postretirement plan and many of our larger funded international plans were overfunded as of December 31, 2023.

Pfizer Inc.	2023 Form 10-K	88

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

D. Plan Assets

The following provides the components of plan assets:
		As of December 31, 2023					As of December 31, 2022
			Fair Value					Fair Value
(MILLIONS EXCEPT TARGET ALLOCATION PERCENTAGE)	Target Allocation Percentage	Total	Level 1	Level 2	Level 3	Assets Measured at NAV(a)	Total	Level 1	Level 2	Level 3	Assets Measured at NAV(a)
U.S. pension plans
Cash and cash equivalents	0-10%	$606	$47	$559	$—	$—	$828	$49	$779	$—	$—
Equity securities:	10-40%
Global equity securities		1,537	1,537	—	1	—	1,555	1,553	1	1	—
Equity commingled funds		100	—	100	—	—	165	—	165	—	—
Fixed income securities:	45-80%
Corporate debt securities		3,668	1	3,667	—	—	3,512	5	3,507	—	—
Government and agency obligations(b)		1,971	—	1,971	—	—	1,772	—	1,772	—	—
Fixed income commingled funds		25	—	14	—	11	16	—	16	—	—
Other investments:	5-35%
Partnership investments(c)		2,449	—	—	—	2,449	2,152	—	—	—	2,152
Insurance contracts		99	—	99	—	—	116	—	116	—	—
Other commingled funds(d)		479	—	—	—	479	756	—	—	—	756
Total	100%	$10,935	$1,585	$6,410	$1	$2,939	$10,871	$1,607	$6,355	$1	$2,908
International pension plans
Cash and cash equivalents	0-10%	$268	$120	$148	$—	$—	$221	$58	$163	$—	$—
Equity securities:	10-20%
Equity commingled funds		633	—	587	—	46	714	—	672	—	42
Fixed income securities:	45-70%
Corporate debt securities		617	—	617	—	—	569	—	569	—	—
Government and agency obligations(b)		848	—	848	—	—	862	—	862	—	—
Fixed income commingled funds		1,852	—	872	—	980	2,053	—	1,045	—	1,008
Other investments:	15-35%
Partnership investments(c)		145	—	2	—	142	128	—	1	—	126
Insurance contracts		1,151	—	55	1,096	—	1,197	—	54	1,143	—
Other(d)		1,039	—	167	244	628	1,122	—	133	312	677
Total	100%	$6,552	$120	$3,295	$1,340	$1,796	$6,865	$58	$3,498	$1,455	$1,853
U.S. postretirement plans(e)
Cash and cash equivalents	0-5%	$3	$1	$2	$—	$—	$97	$1	$96	$—	$—
Insurance contracts	95-100%	633	—	633	—	—	551	—	551	—	—
Total	100%	$636	$1	$635	$—	$—	$647	$1	$646	$—	$—
(a)Certain investments that are measured at NAV per share (or its equivalent) have not been classified in the fair value hierarchy. The NAV amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total pension benefits plan assets.
(b)Government and agency obligations are inclusive of repurchase agreements.
(c)Mainly includes investments in private equity, private debt and real estate.
(d)Mostly includes investments in hedge funds and real estate.
(e)Reflects postretirement plan assets, which support our U.S. retiree medical plans.

The following provides an analysis of the changes in our more significant investments valued using significant unobservable inputs:
	International Pension Plans
	Year Ended December 31,
(MILLIONS)	2023	2022
Fair value, beginning	$1,455	$1,677
Actual return on plan assets:
Assets held, ending	(96)	(177)
Assets sold during the period	(3)	4
Purchases, sales, and settlements, net	(155)	(129)
Transfer into/(out of) Level 3	81	241
Exchange rate changes	59	(161)
Fair value, ending	$1,340	$1,455

Pfizer Inc.	2023 Form 10-K	89

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

The following provides the expected future cash flow information related to our benefit plans:
	Pension Plans		Postretirement Plans
(MILLIONS)	U.S.	International
Expected employer contributions:
2024	$94	$162	$39
Expected benefit payments:
2024	$1,009	$372	$43
2025	907	361	45
2026	894	371	46
2027	875	384	47
2028	858	386	47
2029–2033	4,004	2,073	218
The above table reflects the total U.S. and international plan benefits projected to be paid from the plans or from our general assets under the current actuarial assumptions used for the calculation of the benefit obligation.
F. Defined Contribution Plans
We have defined contribution plans in the U.S. and other countries. For the majority of the U.S. defined contribution plans, employees may contribute a portion of their salaries and bonuses to the plans, and we match, in cash, a portion of the employee contributions. We also offer a Retirement Savings Contribution which is an annual non-contributory employer contribution in the U.S. and Puerto Rico. We recorded charges related to the employer contributions to global defined contribution plans of $843 million in 2023, $770 million in 2022 and $732 million in 2021.
Note 12. Equity
A. Common Stock Purchases
We purchase our common stock through privately negotiated transactions or in the open market as circumstances and prices warrant. Purchased shares under a share-purchase plan, which is authorized by our BOD, are available for general corporate purposes. In December

Pfizer Inc.	2023 Form 10-K	90

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

2018, the BOD authorized a $10 billion share repurchase program to be utilized over time and share repurchases commenced thereunder in the first quarter of 2019.
In the first quarter of 2022, we purchased 39 million shares of our common stock at a cost of $2 billion under our publicly announced share-purchase plan. Our remaining share-purchase authorization was approximately $3.3 billion as of December 31, 2023.
B. Employee Stock Ownership Plans
We have one ESOP that holds common stock of the Company (Common ESOP). As of December 31, 2023, all shares of common stock held by the Common ESOP have been allocated to the Pfizer U.S. defined contribution plan participants. The compensation cost related to the Common ESOP was $20 million for 2023 and $19 million for each of 2022 and 2021.
Note 13. Share-Based Payments
Our compensation programs can include share-based payment awards with value that is determined by reference to the fair value of our shares and that provide for the grant of shares or options to acquire shares or similar arrangements. Our share-based awards are designed based on competitive survey data or industry peer groups used for compensation purposes, and are allocated between different long-term incentive awards, generally in the form of Total Shareholder Return Units (TSRUs), Restricted Stock Units (RSUs), Portfolio Performance Shares (PPSs), Performance Share Awards (PSAs), Breakthrough Performance Awards (BPAs) and stock options, as determined by the Compensation Committee of our BOD. No BPAs were granted in 2023 and no BPAs were outstanding as of December 31, 2023.
The 2019 Stock Plan (2019 Plan) provides for 400 million shares to be authorized for grants. The number of stock options, TSRUs, RSUs, or performance-based awards that may be granted to any one individual during any 36-month period is limited to 20 million shares. RSUs count as three shares, and PPSs, PSAs and BPAs count as three shares times the maximum potential payout, while TSRUs and stock options count as one share, toward the maximum shares available under the 2019 Plan. As of December 31, 2023, 248 million shares were available for award, including 68 million shares that we assumed from the remaining shares available from the stock plan of Seagen which can be issued to legacy employees of Seagen and newly hired employees after the date of acquisition once such shares are registered on Form S-8. Although not required to do so, we have used authorized and unissued shares and, to a lesser extent, treasury stock to satisfy our obligations under these programs.

Pfizer Inc.	2023 Form 10-K	91

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

A summary of the awards and valuation details:

Awarded to	Terms	Valuation	Recognition and Presentation
Total Shareholder Return Units (TSRUs)
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
•Retirement-eligible holders can convert their TSRUs, when vested, into Profit Units (PTUs) with a conversion ratio based on a calculation used to determine the shares at TSRU settlement. The PTUs are entitled to earn Dividend Equivalent Units (DEUs), and the PTUs and DEUs will be settled in our common stock on the TSRUs’ original settlement date and will be subject to the terms and conditions of the original grant including forfeiture provisions.
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
As of the grant date using the closing price of our common stock
Amortized on a straight-line basis for RSUs granted before 2022, and on an accelerated attribution approach for RSUs granted beginning in 2022, over the vesting term into Cost of sales, Selling, informational and administrative expenses, and/or Research and development expenses, as appropriate.

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

Pfizer Inc.	2023 Form 10-K	92

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Awarded to	Terms	Valuation	Recognition and Presentation
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
•Stock options vest on the third anniversary of the grant assuming continuous service from the grant date and have a contractual term of 10 years.
		As of the grant date using the Black-Scholes-Merton option-pricing model	Amortized on a straight-line basis over the vesting term into Cost of sales, Selling, informational and administrative expenses, and/or Research and development expenses, as appropriate.

The following provides data related to all TSRU, RSU, PPS, PSA and stock option activity:
(MILLIONS, EXCEPT FAIR VALUE OF SHARES VESTED PER TSRU AND STOCK OPTION)	TSRUs			RSUs			PPSs			PSAs			Stock Options
Year Ended December 31,	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021
Total fair value of shares vested(a)	$10.71	$11.72	$7.26	$505	$345	$304	$116	$145	$181	$58	$57	$33	$7.88	$9.44	$4.86
Total intrinsic value of options exercised or share units converted	$755	$1,131	$594				$250	$280	$228				$102	$247	$584
Cash received upon exercise													$181	$260	$795
Tax benefits realized from exercise													$20	$46	$106
Compensation cost recognized/(reduced), pre-tax	$244	$255	$259	$437	$402	$281	$(138)	$144	$535	$(5)	$73	$76	$4	$4	$5
Total compensation cost related to nonvested awards not yet recognized, pre-tax	$192	$179	$187	$212	$266	$271	$81	$135	$175	$22	$38	$54	$4	$3	$3
Weighted-average period over which cost is expected to be recognized (years)	1.7	1.7	1.6	1.8	1.7	1.8	1.8	1.7	1.8	1.8	1.8	1.8	1.7	1.7	1.6
(a)Weighted-average GDFV per TSRUs and stock options.
Total share-based payment expense was $525 million, $872 million and $1.2 billion in 2023, 2022 and 2021, respectively. Tax benefit for share-based compensation expense was $93 million, $160 million and $227 million in 2023, 2022 and 2021, respectively.
The table above excludes total expense due to the modification for share-based awards in connection with our cost reduction/productivity initiatives, which was not significant for all years presented and is recorded in Restructuring charges and certain acquisition-related costs (see Note 3). Amounts capitalized as part of inventory cost were not significant for any period presented.

Summary of the weighted-average assumptions used in the valuation of TSRUs and stock options:
	TSRUs			Stock Options
Year Ended December 31,	2023	2022	2021	2023	2022	2021
Expected dividend yield (based on a constant dividend yield during the expected term)	3.80%	3.42%	4.51%	3.80%	3.42%	4.51%
Risk-free interest rate (based on interpolated yield on U.S. Treasury zero-coupon issues)	4.08%	1.87%	0.93%	4.03%	1.93%	1.27%
Expected stock price volatility (based on implied volatility, after consideration of historical volatility)	23.23%	29.20%	26.53%	23.23%	29.21%	26.54%
TSRUs contractual/stock options expected term, years (based on historical exercise and post-vesting termination patterns for stock options)	5.15	5.17	5.15	6.50	6.50	6.75

Summary of all TSRU, RSU, PPS and PSA activity during 2023 (with the shares granted representing the maximum award that could be achieved for PPSs and PSAs):
	TSRUs			RSUs		PPSs(a)		PSAs
	TSRUs	Per TSRU, Weighted Average		Shares	Weighted Avg. GDFV per share	Shares	Weighted Avg. Intrinsic Value per share	Shares	Weighted Avg. Intrinsic Value per share

	(Thousands)	GDFV	Grant Price	(Thousands)		(Thousands)		(Thousands)
Nonvested, December 31, 2022	101,693	$7.58	$35.26	27,826	$38.26	22,322	$51.24	5,018	$51.24
Granted	26,631	10.71	42.29	10,007	42.11	8,751	42.30	1,623	42.30
Vested	(48,277)	6.08	31.38	(12,330)	37.15	(7,736)	40.78	(1,428)	40.74
Reinvested dividend equivalents				1,195	36.07
Forfeited	(2,374)	9.99	40.86	(855)	41.25	(1,112)	36.09	(479)	38.47
Nonvested, December 31, 2023	77,673	$9.67	$39.92	25,844	$40.08	22,225	$28.79	4,734	$28.79
(a)Vested and non-vested shares outstanding, but not paid as of December 31, 2023 were 35.8 million.

Pfizer Inc.	2023 Form 10-K	93

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Summary of TSRU and PTU information as of December 31, 2023(a), (b):
	TSRUs (Thousands)	PTUs (Thousands)	Weighted-Average Grant Price Per TSRU	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(c) (Millions)
TSRUs Outstanding	163,572		$36.83	2.0	$131
TSRUs Vested	85,899		34.05	0.8	131
TSRUs Expected to vest(d)	75,276		$39.82	3.2	—
Outstanding PTUs converted from TSRUs exercised		1,060		0.6	$31
(a)In 2023, we settled 38,957,175 TSRUs with a weighted-average grant price of $29.80 per unit.
(b)In 2023, 1,827,019 TSRUs with a weighted-average grant price of $31.73 per unit were converted into 679,742 PTUs.
(c)Market price of our underlying common stock less exercise price.
(d)The number of TSRUs expected to vest takes into account an estimate of expected forfeitures.

Summary of all stock option activity during 2023:
	Shares (Thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(a) (Millions)
Outstanding, December 31, 2022	35,280	$31.47
Granted	635	42.30
Exercised	(6,709)	27.47
Forfeited	(36)	39.37
Expired	(718)	31.25
Outstanding, December 31, 2023	28,452	32.66	1.7	$—
Vested and expected to vest, December 31, 2023(b)	28,385	32.63	1.7	—
Exercisable, December 31, 2023	26,667	$32.19	1.3	$—
(a)Market price of our underlying common stock less exercise price.
(b)The number of options expected to vest takes into account an estimate of expected forfeitures.
Note 14. Earnings Per Common Share Attributable to Pfizer Inc. Common Shareholders

The following presents the detailed calculation of EPS:
	Year Ended December 31,
(IN MILLIONS)	2023	2022	2021
EPS Numerator
Income from continuing operations attributable to Pfizer Inc. common shareholders	$2,134	$31,366	$22,414
Discontinued operations––net of tax	(15)	6	(434)
Net income attributable to Pfizer Inc. common shareholders	$2,119	$31,372	$21,979
EPS Denominator
Weighted-average number of common shares outstanding––Basic	5,643	5,608	5,601
Common-share equivalents	66	125	107
Weighted-average number of common shares outstanding––Diluted	5,709	5,733	5,708
Anti-dilutive common stock equivalents(a)	9	1	2
(a)These common stock equivalents were outstanding for the periods presented, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.
Note 15. Leases
We lease real estate, fleet, and equipment for use in our operations. Our leases generally have lease terms of 1 to 30 years, some of which include options to terminate or extend leases for up to 5 to 10 years or on a month-to-month basis. We include options that are reasonably certain to be exercised as part of the determination of lease terms. We may negotiate termination clauses in anticipation of any changes in market conditions, but generally these termination options have not been exercised. Residual value guarantees are generally not included within our operating leases with the exception of some fleet leases. In addition to base rent payments, the leases may require us to pay directly for taxes and other non-lease components, such as insurance, maintenance and other operating expenses, which may be dependent on usage or vary month-to-month. Variable lease payments amounted to $444 million in 2023, $536 million in 2022 and $381 million in 2021. We elected the practical expedient to not separate non-lease components from lease components in calculating the amounts of ROU assets and lease liabilities for all underlying asset classes.
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

Pfizer Inc.	2023 Form 10-K	94

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

For operating leases, the ROU assets and liabilities in our consolidated balance sheets follows:
		As of December 31,
(MILLIONS)	Balance Sheet Classification	2023	2022
ROU assets	Other noncurrent assets	$2,924	$3,002
Lease liabilities (short-term)	Other current liabilities	527	620
Lease liabilities (long-term)	Other noncurrent liabilities	2,626	2,597

Components of total lease cost includes:
	Year Ended December 31,
(MILLIONS)	2023	2022	2021
Operating lease cost	$863	$714	$548
Variable lease cost	444	536	381
Sublease income	(24)	(32)	(41)
Total lease cost	$1,283	$1,218	$888

Other supplemental information follows:
	As of December 31,
(MILLIONS)	2023	2022
Operating leases
Weighted-Average Remaining Contractual Lease Term (Years)	10.8	11
Weighted-Average Discount Rate	3.8%	3.0%

	Year Ended December 31,
(MILLIONS)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$744	$617	$387
(Gains)/losses on sale and leaseback transactions, net	(49)	11	1

The following reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the consolidated balance sheet as of December 31, 2023:

(MILLIONS)
Period	Operating Lease Liabilities
Next one year(a)	$639
1-2 years	474
2-3 years	387
3-4 years	319
4-5 years	262
Thereafter	1,743
Total undiscounted lease payments	3,824
Less: Imputed interest	671
Present value of minimum lease payments	3,153
Less: Current portion	527
Noncurrent portion	$2,626
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

Pfizer Inc.	2023 Form 10-K	95

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
A1. Legal Proceedings––Patent Litigation
We are involved in suits relating to our patents (or those of our collaboration/licensing partners to which we have licenses or co-promotion rights), including but not limited to, those discussed below. We face claims by generic drug manufacturers that patents covering our products (or those of our collaboration/licensing partners to which we have licenses or co-promotion rights and to which we may or may not be a party), processes or dosage forms are invalid and/or do not cover the product of the generic drug manufacturer. Also, counterclaims, as well as various independent actions, have been filed alleging that our assertions of, or attempts to enforce, patent rights with respect to certain products constitute unfair competition and/or violations of antitrust laws. In addition to the challenges to the U.S. patents that are discussed below, patent rights to certain of our products or those of our collaboration/licensing partners are being challenged in various other jurisdictions. Some of our collaboration or licensing partners face challenges to the validity of their patent rights in non-U.S. jurisdictions. For example, in April 2022, the U.K. High Court issued a judgment finding invalid a BMS patent related to Eliquis due to expire in 2026. In May 2023, the Court of Appeal dismissed BMS’s appeal and in October 2023, the Supreme Court refused BMS’s permission to appeal. Additional challenges are pending in other jurisdictions. Also, in July 2022, CureVac AG (CureVac) brought a patent infringement action against BioNTech and certain of its subsidiaries in the German Regional Court alleging that Comirnaty infringes certain German utility model patents and certain expired and unexpired European patents. Additional challenges involving Comirnaty patents may be filed against us and/or BioNTech in other jurisdictions in the future. Adverse decisions in these matters could have a material adverse effect on our results of operations. We are also party to patent damages suits in various jurisdictions pursuant to which generic drug manufacturers, payors, governments or other parties are seeking damages from us for allegedly causing delay of generic entry.
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
We are also subject to patent litigation pursuant to which one or more third parties seek damages and/or injunctive relief to compensate for alleged infringement of its patents by our commercial or other activities. If one of our marketed products (or a product of our collaboration/

Pfizer Inc.	2023 Form 10-K	96

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

licensing partners to which we have licenses or co-promotion rights) is found to infringe valid patent rights of a third party, such third party may be awarded significant damages or royalty payments, or we may be prevented from further sales of that product. Such damages may be enhanced as much as three-fold if we or one of our subsidiaries is found to have willfully infringed valid patent rights of a third party.
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
In June 2023, we brought a patent-infringement action against Aurobindo Pharma Limited and Aurobindo Pharma USA, Inc. (collectively Aurobindo) asserting the infringement and validity of our basic compound patent, in connection with Aurobindo’s ANDA seeking approval to market a generic version of tofacitinib 11 mg extended release tablets. In December 2023, we reached a settlement agreement with Aurobindo on terms not material to the Company.
Ibrance (palbociclib)
Beginning in January 2021, several generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of Ibrance tablets. We have settled with one of these generic companies on terms not material to us, and have dismissed the patent infringement actions against all other generic companies except for the action against Synthon Pharmaceuticals Inc. and its affiliated entities (collectively, Synthon), in which we have asserted the infringement and validity of the composition of matter patent, expiring in 2027. In December 2023, we reached a settlement agreement with Synthon on terms not material to the Company.
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
Vyndaqel-Vyndamax(tafamidis/tafamidis meglumine)
Beginning in June 2023, several generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of tafamidis capsules (61 mg) or tafamidis meglumine capsules (20 mg), challenging some or all of the patents listed in the FDA’s Orange Book for Vyndamax (tafamidis) and Vyndaqel (tafamidis meglumine). Scripps Research Institute (Scripps) owns the composition of matter patent and the method of treatment patents covering the products, and Pfizer is the exclusive licensee. Pfizer separately owns the crystalline form patent. Beginning in August 2023, we and Scripps brought patent infringement actions against the generic filers in the U.S. District Court for the District of Delaware, asserting the validity and infringement of the patents in suit. Pfizer is the sole plaintiff in actions that assert only the infringement and validity of the crystalline form patent.
Actions in Which We are the Defendant
Comirnaty
In March 2022, Alnylam Pharmaceuticals, Inc. (Alnylam) filed a complaint in the U.S. District Court for the District of Delaware against Pfizer and Pharmacia & Upjohn Company LLC, our wholly owned subsidiary, alleging that Comirnaty infringes a U.S. patent issued in February 2022, and seeking unspecified monetary damages. In July 2022, Alnylam filed a second complaint in the U.S. District Court for the District of Delaware against Pfizer, Pharmacia & Upjohn Company LLC, BioNTech and BioNTech Manufacturing GmbH, alleging that Comirnaty infringes a U.S. patent issued in July 2022, and seeking unspecified monetary damages. In May 2023, Alnylam filed a separate complaint in the U.S. District Court for the District of Delaware against Pfizer and Pharmacia & Upjohn Company LLC alleging that Comirnaty infringes four additional U.S. patents issued on various dates in 2023 and seeking unspecified monetary damages.
In August 2022, ModernaTX, Inc. (ModernaTX) and Moderna US, Inc. (Moderna) sued Pfizer, BioNTech, BioNTech Manufacturing GmbH and BioNTech US Inc. in the U.S. District Court for the District of Massachusetts, alleging that Comirnaty infringes three U.S. patents. In its complaint, Moderna stated that it is seeking damages for alleged infringement occurring after March 7, 2022.
In August 2022, ModernaTX filed a patent infringement action in Germany against Pfizer and certain subsidiary companies, as well as BioNTech and certain subsidiary companies, alleging that Comirnaty infringes two European patents. The German infringement action was stayed in December 2023 pending further action from the European Patent Office on the patents at issue. In September 2022, ModernaTX filed patent infringement actions in the U.K. and in the Netherlands against Pfizer and certain subsidiary companies, as well as BioNTech and certain subsidiary companies, on the same two European patents. In its complaints, ModernaTX stated that it is seeking damages for alleged infringement occurring after March 7, 2022. In the U.K., Pfizer and BioNTech brought an action against ModernaTX seeking to revoke these two European patents, which was consolidated with the September 2022 action filed by ModernaTX. In November 2023, one of the European patents was revoked by the European Patent Office. In December 2023, the other European patent was declared invalid by a court in the

Pfizer Inc.	2023 Form 10-K	97

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Netherlands (the invalidity decision is limited to the Netherlands). ModernaTX has also filed additional patent infringement actions against Pfizer and BioNTech in certain other ex-U.S. jurisdictions.
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
Abrysvo
In August 2023, GlaxoSmithKline Biologics SA and GlaxoSmithKline LLC (collectively, GSK Group) filed a complaint in the U.S. District Court for the District of Delaware against Pfizer alleging that the active ingredient in Abrysvo infringes four U.S. patents. The complaint seeks unspecified monetary damages and a permanent injunction against sales of Abrysvo for use in adults over 60 years of age. In November 2023, GSK Group amended its complaint to assert infringement of two additional patents. In addition, we have challenged certain of GSK’s RSV vaccine patents in certain ex-U.S. jurisdictions, including the U.K., the Netherlands and Belgium, and GSK has asserted that Abrysvo infringes these patents.
Matters Involving Pfizer and its Collaboration/Licensing Partners
Comirnaty
In July 2022, Pfizer, BioNTech and BioNTech Manufacturing GmbH filed a declaratory judgment complaint against CureVac in the U.S. District Court for the District of Massachusetts seeking a judgment of non-infringement for three U.S. patents relating to Comirnaty. In May 2023, the case was transferred to the U.S. District Court for the Eastern District of Virginia. Also in May 2023, CureVac asserted that Comirnaty infringes the three patents that were the subject of our declaratory judgment complaint, and in May and July 2023, CureVac asserted that Comirnaty infringes a number of additional U.S. patents.
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
In 2014, the District Court dismissed the direct purchaser plaintiffs’ claims based on the litigation settlement agreement, but declined to dismiss the other direct purchaser plaintiff claims. In 2015, the District Court entered partial final judgments as to all settlement agreement claims, including those asserted by direct purchasers and end-payor plaintiffs, which plaintiffs appealed to the U.S. Court of Appeals for the Third Circuit. In 2017, the U.S. Court of Appeals for the Third Circuit reversed the District Court’s decisions and remanded the claims to the District Court.
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

Pfizer Inc.	2023 Form 10-K	98

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
Many of these Zantac-related cases have been outstanding for a number of years and could take many more years to resolve. From time to time, Pfizer has explored and will continue to explore opportunistic settlements of these matters.

Pfizer Inc.	2023 Form 10-K	99

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
Viatris Securities Litigation
In October 2021, a putative class action was filed in the Court of Common Pleas of Allegheny County, Pennsylvania on behalf of former Mylan N.V. shareholders who received Viatris common stock in exchange for Mylan shares in connection with the spin-off of the Upjohn Business and its combination with Mylan (the Transactions). Viatris, Pfizer, and certain of each company’s current and former officers, directors and employees are named as defendants. An amended complaint was filed in January 2023, and alleges that the defendants violated certain provisions of the Securities Act of 1933 in connection with certain disclosures made in or omitted from the registration statement and related prospectus issued in connection with the Transactions, as well as related communications. Plaintiff seeks damages, costs and expenses and other equitable and injunctive relief. In November 2023, the parties reached an agreement to settle the litigation on terms not material to Pfizer. The settlement is subject to court approval.
Breach of Contract – Comirnaty
In 2023, Pfizer and BioNTech Manufacturing GmbH initiated separate formal proceedings against the Republic of Poland, the Republic of Romania and Hungary in Belgium’s Court of First Instance of Brussels. Pfizer and BioNTech are seeking an order from the Court holding those countries to their commitments for COVID-19 vaccine orders, which were placed as part of their contracts signed in 2021.

Pfizer Inc.	2023 Form 10-K	100

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
Subpoena & Civil Investigative Demand relating to Tris Pharma/Quillivant XR
In October 2018, we received a subpoena from the U.S. Attorney’s Office for the Southern District of New York (SDNY) seeking records relating to our relationship with another drug manufacturer and its production and manufacturing of drugs including, but not limited to, Quillivant XR. We responded to that subpoena in full and have had no communication with the SDNY in connection with the subpoena since June 2019. Additionally, in September 2020, we received a Civil Investigative Demand (CID) from the Texas Attorney General’s office seeking records of a similar nature to those requested by the SDNY. We produced records in response to this request. In November 2023, the investigation culminated in a qui tam litigation brought by the State of Texas. The investigation is now closed.
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
Government Inquiries relating to Biohaven
In June 2022, the U.S. Department of Justice's Commercial Litigation Branch and the U.S. Attorney’s Office for the Western District of New York issued a CID relating to Biohaven. The CID seeks records and information related to, among other things, engagements with healthcare professionals and co-pay coupons cards. In March 2023, the California Department of Insurance issued a subpoena seeking records similar to those requested by the CID. Biohaven is a wholly-owned subsidiary that we acquired in October 2022. We are producing records in response to these requests.

Pfizer Inc.	2023 Form 10-K	101

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
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of December 31, 2023, the estimated fair value of these indemnification obligations is not material to Pfizer. See Note 2C for a description of the March 2022 indemnity provided by Pfizer to GSK in connection with the issuance of notes by the Consumer Healthcare JV. In conjunction with the completion of GSK’s demerger transactions in July 2022, GSK’s guarantee and our related indemnification of GSK’s guarantee were terminated.
In addition, in connection with our entry into certain agreements and other transactions, our counterparties may be obligated to indemnify us. For example, our global agreement with BioNTech to co-develop a mRNA-based coronavirus vaccine program aimed at preventing COVID-19 infection, includes certain indemnity provisions pursuant to which each of BioNTech and Pfizer has agreed to indemnify the other for certain liabilities that may arise in connection with certain third-party claims relating to Comirnaty.
See Note 7D for information on Pfizer Inc.’s guarantee of the debt issued by PIE in May 2023.
We have also guaranteed the long-term debt of certain companies that we acquired and that now are subsidiaries of Pfizer. See Note 7D.
C. Certain Commitments
As of December 31, 2023, we had commitments totaling $5.2 billion that are legally binding and enforceable. These commitments include payments relating to potential milestone payments deemed reasonably likely to occur, and purchase obligations for goods and services.
See Note 5A for information on the TCJA repatriation tax liability.
D. Contingent Consideration for Acquisitions
We may be required to make payments to sellers for certain prior business combinations that are contingent upon future events or outcomes. See Note 1D. The estimated fair value of contingent consideration as of December 31, 2023 is $692 million, of which $179 million is recorded in Other current liabilities and $512 million in Other noncurrent liabilities, and as of December 31, 2022 was $645 million, of which $42 million was recorded in Other current liabilities and $603 million in Other noncurrent liabilities. The increase in the contingent consideration balance from December 31, 2022 is primarily due to fair value adjustments, partially offset by payments made upon the achievement of certain sales-based milestones.
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
Note 17. Segment, Geographic and Other Revenue Information
A. Segment Information
We regularly review our operating segments and the approach used by management to evaluate performance and allocate resources. In 2023, we managed our commercial operations through two operating segments, each led by a single manager: Biopharma, our innovative science-based biopharmaceutical business, and Business Innovation, an operating segment established in the first quarter of 2023 that includes PC1, our contract development and manufacturing organization and a leading supplier of specialty active pharmaceutical ingredients, and Pfizer Ignite, an offering that provides strategic guidance and end-to-end R&D services to select innovative biotech companies that align with Pfizer’s R&D focus areas. Biopharma is the only reportable segment. Each operating segment has responsibility for its commercial activities. Regional commercial organizations market, distribute and sell our products and are supported by global platform functions that are responsible for the research, development, manufacturing and supply of our products and global corporate enabling functions. Each operating segment has a geographic footprint across developed and emerging markets. Our chief operating decision maker uses the revenues and earnings of the operating segments, among other factors, for performance evaluation and resource allocation. Beginning in July 2023, in consideration of planned future investments in oncology, including the December 2023 acquisition of Seagen, we reorganized our R&D platform operations. Discovery to late-phase clinical development for oncology is performed by a new end-to-end ORD organization and discovery to late-phase clinical development for all remaining therapeutic areas is consolidated into the end-to-end PRD organization. ORD and PRD replace our former WRDM and GPD organizations, where, prior to July 2023, research units within WRDM were generally responsible for research and early-stage development assets and, prior to July 2023, GPD was generally responsible for the clinical development strategy and operational execution of clinical trials for both early- and late-stage clinical assets in Pfizer’s pipeline. In 2023, Biopharma received R&D services from

Pfizer Inc.	2023 Form 10-K	102

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

ORD, PRD and the predecessor WRDM and GPD organizations. These services included IPR&D projects for new investigational products and additional indications for in-line products.
Other Business Activities––Other business activities include the operating results of Business Innovation as well as certain pre-tax costs not allocated to our operating segment results, such as costs associated with:
•ORD––the R&D expenses managed by our ORD organization, which is responsible for discovery to late-phase clinical development for oncology research projects for our global Biopharma portfolio along with facilitating regulatory submissions and interactions with regulatory agencies for these projects. R&D spending may include upfront and milestone payments for intellectual property rights for oncology projects.
•PRD––the R&D expenses managed by our PRD organization, which is responsible for discovery to late-phase clinical development research projects for all therapeutic areas other than oncology for our global Biopharma portfolio, along with facilitating regulatory submissions and interactions with regulatory agencies for these projects. R&D spending may include upfront and milestone payments for intellectual property rights related to non-oncology projects. The PRD organization also has responsibility for certain science-based and other platform-services organizations, which provide end-to-end technical expertise and other services to both ORD and PRD R&D projects, as well as the Worldwide Medical and Safety group, which helps ensure that Pfizer provides all stakeholders––including patients, healthcare providers, pharmacists, payors and health authorities––with complete and up-to-date information on the risks and benefits associated with Pfizer products so that they can make appropriate decisions on how and when to use Pfizer’s medicines.
•Corporate and other unallocated––the costs associated with (i) corporate enabling functions (such as digital, global real estate operations, legal, finance, human resources, worldwide public affairs, compliance and worldwide procurement, among others) and other corporate costs, including, but not limited to, all strategy, business development and portfolio management capabilities and certain compensation, as well as interest income and expense, and gains and losses on investments; (ii) overhead costs primarily associated with our manufacturing operations (which include manufacturing variances associated with production) that are not directly assessed to an operating segment, as business unit (segment) management does not manage these costs; and (iii) our share of earnings from Haleon/the Consumer Healthcare JV.
Reconciling Items––The following items, transactions and events are not allocated to our operating segment results: (i) all amortization of intangible assets; (ii) acquisition-related items, where we incur costs for executing the transaction, integrating the acquired operations and restructuring the combined company, and which may also include purchase accounting impacts, such as the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value, depreciation related to the increase/decrease in fair value of acquired fixed assets, amortization related to the increase in fair value of acquired debt, and the fair value changes for contingent consideration; and (iii) certain significant items, representing substantive and/or unusual, and in some cases recurring, items that are evaluated on an individual basis by management and that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis. Such certain significant items can include, but are not limited to, pension and postretirement actuarial remeasurement gains and losses, non-acquisition-related restructuring costs, net gains and losses on investments in equity securities, as well as costs incurred for legal settlements, asset impairments and disposals of assets or businesses, including, as applicable, any associated transition activities.
Segment Assets––We manage our assets on a total company basis, not by operating segment, as our operating assets are shared or commingled. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were $227 billion as of December 31, 2023 and $197 billion as of December 31, 2022.
Selected Income Statement Information

The following table provides selected income statement information by reportable segment:
	Total Revenues(a)			Earnings(a)			Depreciation and Amortization(b)
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
(MILLIONS)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Reportable Segment:
Biopharma	$57,186	$98,988	$79,557	$30,632	$57,148	$40,647	$882	$813	$789
Other business activities(c)	1,310	1,342	1,731	(19,050)	(14,370)	(13,455)	654	626	590
Reconciling Items:
Amortization of intangible assets				(4,733)	(3,609)	(3,746)	4,733	3,609	3,746
Acquisition-related items				(1,874)	(832)	(139)	(11)	(20)	(21)
Certain significant items(d)				(3,917)	(3,608)	1,003	32	36	87
	$58,496	$100,330	$81,288	$1,058	$34,729	$24,311	$6,290	$5,064	$5,191
(a)Earnings = Income from continuing operations before provision/(benefit) for taxes on income. Biopharma’s revenues and earnings in 2023 reflect a non-cash revenue reversal of $3.5 billion (see Note 17C). Biopharma’s earnings also include dividend income from our investment in ViiV of $265 million in 2023, $314 million in 2022 and $166 million in 2021.
(b)Certain production facilities are shared. Depreciation is allocated based on estimates of physical production.
(c)Other business activities include revenues and costs associated with Business Innovation and costs that we do not allocate to our operating segments, per above, including acquired IPR&D expenses in the periods presented (see Notes 2A and 2E). In 2023, earnings include approximately $6.2 billion of inventory write-offs and related charges to Cost of sales mainly due to lower-than-expected demand for our COVID-19 products. In 2022, earnings included COVID-19-related charges of approximately $1.7 billion to Cost of sales, composed of (i) inventory write-offs of approximately $1.2 billion related to COVID-19 products that exceeded or were expected to exceed their approved shelf-lives prior to being used and (ii) charges of approximately $0.5 billion, primarily related to excess raw materials for Paxlovid.
(d)Certain significant items are substantive and/or unusual, and in some cases recurring, items (as noted above). Earnings in 2023 include, among other items: (i) intangible asset impairment charges of $3.0 billion recorded in Other (income)/deductions––net and (ii) restructuring charges/(credits) and implementation costs

Pfizer Inc.	2023 Form 10-K	103

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

and additional depreciation—asset restructuring of $2.2 billion ($290 million recorded in Selling, informational and administrative expenses and the remaining amount primarily recorded in Restructuring charges and certain acquisition-related costs), partially offset by (iii) net gains on equity securities of $1.6 billion recorded in Other (income)/deductions––net. Earnings in 2022 included, among other items: (i) restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring of $1.4 billion ($562 million recorded in Selling, informational and administrative expenses and the remaining amount primarily recorded in Restructuring charges and certain acquisition-related costs) and (ii) net losses on equity securities of $1.3 billion recorded in Other (income)/deductions––net. Earnings in 2021 included, among other items: (i) actuarial valuation and other pension and postretirement plan gains of $1.6 billion recorded in Other (income)/deductions––net and (ii) net gains on equity securities of $1.3 billion recorded in Other (income)/deductions––net, partially offset by (iii) restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring of $1.3 billion ($450 million recorded in Selling, informational and administrative expenses and the remaining amount primarily recorded in Restructuring charges and certain acquisition-related costs). See Notes 3 and 4.
B. Geographic Information

The following summarizes revenues by geographic area:
	Year Ended December 31,
(MILLIONS)	2023	2022	2021
United States	$27,088	$42,473	$29,746
Developed Europe	11,650	21,982	18,336
Developed Rest of World	7,761	15,778	12,506
Emerging Markets	11,996	20,097	20,701
Total revenues	$58,496	$100,330	$81,288
Revenues exceeded $500 million in each of 14, 24 and 21 countries outside the U.S. in 2023, 2022 and 2021, respectively. The U.S. is the only country to contribute more than 10% of total revenue in 2023, 2022 and 2021. As a percentage of revenues, our largest country outside the U.S. was Japan, which contributed 6% of total revenue in 2023, 8% of total revenue in 2022 and 9% of total revenue in 2021.
C. Other Revenue Information
Significant Customers
We and our collaboration partner, BioNTech, have entered into agreements to supply pre-specified doses of Comirnaty with multiple developed and emerging nations around the world and are continuing to deliver doses of Comirnaty under such agreements. This includes supply agreements entered into in November 2020 and February and May 2021 with the EC for Comirnaty on behalf of the different EU member states and certain other countries. Each EU member state submits its own Comirnaty vaccine order to us and is responsible for payment pursuant to terms of the supply agreements negotiated by the EC. In May 2023, we and BioNTech amended our contract with the EC to deliver COVID-19 vaccines to the EU. The amended agreement includes rephasing of delivery of doses annually through 2026 and an aggregate volume reduction, providing additional flexibility for those EU member states who agreed to the amended agreement. The EC will maintain access to future adapted COVID-19 vaccines and the ability to donate doses, in alignment with the original agreement.
In 2022 and 2023, we had entered into agreements to supply pre-specified treatment courses of Paxlovid with government and government sponsored customers in multiple developed and emerging nations around the world, which represented most Paxlovid revenues in 2022 and 2023, while commercialization began in some markets in 2023. In October 2023, we announced an amended agreement with the U.S. government, which facilitated the transition of Paxlovid to traditional commercial markets starting in November 2023, with prices negotiated with commercial payors and a copay assistance program for eligible privately insured patients, as the U.S. government began to discontinue the distribution of EUA-labeled Paxlovid. We ensured commercial readiness by providing NDA-labeled commercial supply by the end of 2023. However, EUA-labeled Paxlovid remained available free-of-charge to all eligible patients until the end of 2023, and therefore, there was only minimal uptake of NDA-labeled commercial product before January 1, 2024. In connection with this agreement, we recorded a non-cash revenue reversal of $3.5 billion in the fourth quarter of 2023, of which a portion was associated with sales recorded in 2022, related to the expected return of an estimated 6.5 million treatment courses of EUA-labeled U.S. government inventory. We will convert these treatment courses previously purchased by the U.S. government to a volume-based credit, based on the actual number of treatment courses that are returned by the U.S. government, which will support continued access to Paxlovid through a U.S. government patient assistance program operated by Pfizer. Therefore, we expect the patient assistance program will provide an estimated 6.5 million treatment courses of FDA-approved, NDA-labeled Paxlovid free of charge to all eligible uninsured, Medicare and Medicaid patients through 2024, and to eligible uninsured and underinsured patients through 2028. We also agreed to create, in 2024, a U.S. Strategic National Stockpile of 1.0 million treatment courses to enable future pandemic preparedness through 2028, which will be managed and supplied by Pfizer at no cost to the U.S. government or taxpayers. While we will recognize revenue as the estimated 7.5 million treatment courses are delivered, there is no remaining cash consideration for these treatment courses.

The following summarizes revenue, as a percentage of Total revenues, for our three largest U.S. wholesaler customers and the U.S. government, which was concentrated in our Biopharma operating segment:
	Year Ended December 31,
	2023	2022	2021
McKesson, Inc.	17%	8%	9%
Cencora, Inc. (formerly AmerisourceBergen Corporation)	12%	5%	7%
Cardinal Health, Inc.	10%	4%	5%

U.S. government(a)	—	23%	13%
(a) The decrease in revenues from the U.S. government as a percentage of Total revenues for 2023 compared to 2022 was primarily due to the transition of Comirnaty and Paxlovid to commercial market sales in the second half of 2023 as well as the revenue reversal for Paxlovid in the fourth quarter of 2023.

Pfizer Inc.	2023 Form 10-K	104

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Collectively, our three largest U.S. wholesaler customers represented 44% and 32% of total trade accounts receivable as of December 31, 2023 and December 31, 2022, respectively. Accounts receivable from the U.S. government as of December 31, 2023 and December 31, 2022 were not material to our consolidated financial statements.
Significant Revenues by Product
The following provides detailed revenue information for several of our major products:

(MILLIONS)		Year Ended December 31,
PRODUCT	PRIMARY INDICATION OR CLASS	2023	2022	2021

TOTAL REVENUES		$58,496	$100,330	$81,288
GLOBAL BIOPHARMACEUTICALS BUSINESS (BIOPHARMA)		$57,186	$98,988	$79,557
Primary Care		$30,589	$73,023	$52,029
Comirnaty direct sales and alliance revenues(a)	Active immunization to prevent COVID-19	11,220	37,806	36,781
Eliquis alliance revenues and direct sales	Nonvalvular atrial fibrillation, deep vein thrombosis, pulmonary embolism	6,747	6,480	5,970
Prevnar family	Active immunization to prevent pneumonia, invasive disease and otitis media caused by Streptococcus pneumoniae	6,440	6,337	5,272
Paxlovid(b)	COVID-19 in certain high-risk patients	1,279	18,933	76
Nurtec ODT/Vydura	Acute treatment of migraine and prevention of episodic migraine	928	213	—
Abrysvo	Active immunization to prevent RSV infection	890	—	—
Premarin family	Symptoms of menopause	397	455	563
BMP2	Bone graft for spinal fusion	338	277	266
FSME-IMMUN/TicoVac	Active immunization to prevent tick-borne encephalitis disease	268	200	185
Nimenrix	Active immunization against invasive meningococcal ACWY disease	179	268	193
Trumenba	Active immunization to prevent invasive disease caused by Neisseria meningitidis group B	126	123	118
All other Primary Care	Various	1,777	1,932	2,604
Specialty Care		$14,970	$13,833	$15,194
Vyndaqel family	ATTR-CM and polyneuropathy	3,321	2,447	2,015
Xeljanz	RA, PsA, UC, active polyarticular course juvenile idiopathic arthritis, ankylosing spondylitis	1,703	1,796	2,455
Enbrel (Outside the U.S. and Canada)	RA, juvenile idiopathic arthritis, PsA, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	830	1,003	1,185
Sulperazon	Bacterial infections	757	786	683
Ig Portfolio(c)	Various	584	491	430
Genotropin	Replacement of human growth hormone	539	360	389
Zavicefta	Bacterial infections	511	412	413
Inflectra	Crohn’s disease, pediatric Crohn’s disease, UC, pediatric UC, RA in combination with methotrexate, ankylosing spondylitis, PsA and plaque psoriasis	490	532	657
BeneFIX	Hemophilia B	424	425	438
Zithromax	Bacterial infections	406	331	278
Medrol	Anti-inflammatory glucocorticoid	339	328	432
Oxbryta	Sickle cell disease	328	73	—
Somavert	Acromegaly	267	268	277
Fragmin	Treatment/prevention of venous thromboembolism	238	269	305
ReFacto AF/Xyntha	Hemophilia A	230	239	304
Cresemba	Fungal infections	195	155	142
Vfend	Fungal infections	187	225	267
Bicillin	Bacterial infections	158	146	120
Cibinqo	Atopic dermatitis	128	27	—
All other Anti-infectives	Various	1,092	1,171	1,572
All other Specialty Care	Various	2,244	2,350	2,830
Oncology		$11,627	$12,132	$12,333
Ibrance	HR-positive/HER2-negative metastatic breast cancer	4,753	5,120	5,437
Xtandi alliance revenues	mCRPC, nmCRPC, mCSPC, nmCSPC	1,191	1,198	1,185
Inlyta	Advanced RCC	1,036	1,003	1,002
Bosulif	Philadelphia chromosome–positive chronic myelogenous leukemia	645	575	540
Lorbrena	ALK-positive metastatic NSCLC	539	343	266
Zirabev	Treatment of mCRC; unresectable, locally advanced, recurrent or metastatic NSCLC; recurrent glioblastoma; metastatic RCC; and persistent, recurrent or metastatic cervical cancer	424	562	444

Pfizer Inc.	2023 Form 10-K	105

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

(MILLIONS)		Year Ended December 31,
PRODUCT	PRIMARY INDICATION OR CLASS	2023	2022	2021

Ruxience	Non-hodgkin’s lymphoma, chronic lymphocytic leukemia, granulomatosis with polyangiitis (Wegener’s Granulomatosis) and microscopic polyangiitis	390	458	491
Xalkori	ALK-positive and Proto-Oncogene 1, Receptor Tyrosine Kinase-positive advanced NSCLC	374	465	493
Retacrit	Anemia	340	394	444
Aromasin	Post-menopausal early and advanced breast cancer	301	248	211
Besponsa	Relapsed or refractory B-cell acute lymphoblastic leukemia	236	219	192
Braftovi	In combination with Mektovi for metastatic melanoma in patients with a BRAFV600E/K mutation and for metastatic NSCLC in patients with a BRAFV600E mutation; and In combination with Erbitux (cetuximab)(d) for the treatment of BRAFV600E-mutant mCRC after prior therapy	213	194	187
Bavencio alliance revenues(e)	Locally advanced or metastatic urothelial carcinoma; metastatic Merkel cell carcinoma; immunotherapy and tyrosine kinase inhibitor combination for patients with advanced RCC	190	271	178
Sutent	Advanced and/or metastatic RCC, adjuvant RCC, refractory gastrointestinal stromal tumors (after disease progression on, or intolerance to, imatinib mesylate) and advanced pancreatic neuroendocrine tumor	180	347	673
Mektovi	In combination with Braftovi for metastatic melanoma in patients with a BRAFV600E/K mutation and for metastatic NSCLC in patients with a BRAFV600E mutation	174	176	155
Trazimera	HER2-positive breast cancer and metastatic stomach cancers	91	203	197
Padcev(f)	Locally advanced or metastatic urothelial cancer	52	—	—
Adcetris(f)	Hodgkin lymphoma and certain T-cell lymphomas	46	—	—
Tukysa(f)	Unresectable or metastatic HER2-positive breast cancer; RAS wild-type, HER2-positive unresectable or metastatic colorectal cancer	17	—	—
Tivdak(f)	Recurrent or metastatic cervical cancer	4	—	—
All other Oncology	Various	433	357	238
BUSINESS INNOVATION(g)		$1,310	$1,342	$1,731
Pfizer CentreOne(h)	Various	1,265	1,335	1,731
Pfizer Ignite	Various	44	7	—

Total Alliance revenues included above		$7,582	$8,537	$7,652
(a)Excludes revenues for certain Comirnaty-related manufacturing activities performed on behalf of BioNTech, which are included in the PC1 contract development and manufacturing organization. See footnote (h) below.
(b)Includes a non-cash revenue reversal of $3.5 billion recorded in the fourth quarter of 2023, of which a portion was associated with sales recorded in 2022, related to the expected return of an estimated 6.5 million treatment courses of EUA-labeled U.S. government inventory.
(c)Immunoglobulin (Ig) portfolio includes the revenues from Panzyga, Octagam and Cutaquig.
(d)Erbitux is a registered trademark of ImClone LLC.
(e)In March 2023, it was announced that our alliance with Merck KGaA to co-develop and co-commercialize Bavencio (avelumab) would terminate. Effective June 30, 2023, Merck KGaA took full control of the global commercialization of Bavencio. Beginning in the third quarter of 2023, the related profit share was replaced by a 15% royalty to Pfizer on net sales of Bavencio, which was recorded in Other (income)/deductions––net. We and Merck KGaA continue to operationalize our respective ongoing clinical trials for Bavencio; and Merck KGaA controls all future R&D activities. Bavencio is a registered trademark of Merck KGaA.
(f)Represents revenues from legacy Seagen products subsequent to the acquisition on December 14, 2023. See Note 2A.
(g)See Note 17A above for information about Business Innovation. Prior-period financial information has been revised to reflect the current period presentation.
(h)PC1 includes revenues from our contract manufacturing, including certain Comirnaty-related manufacturing activities performed on behalf of BioNTech ($33 million for 2023, $188 million for 2022, and $320 million for 2021), and revenues from our active pharmaceutical ingredient sales operation, as well as revenues related to our manufacturing and supply agreements with former legacy Pfizer businesses/partnerships.
Remaining Performance Obligations––Contracted revenue expected to be recognized from remaining performance obligations for firm orders in long-term contracts to supply Comirnaty and Paxlovid to our customers totaled approximately $6 billion and $3.4 billion, respectively, as of December 31, 2023, which includes amounts received in advance and deferred, as well as amounts that will be invoiced as we deliver these products to our customers in future periods. Of these amounts, current contract terms provide for expected delivery of product with contracted revenue from 2024 through 2028, the timing of which may be renegotiated. Remaining performance obligations are based on foreign exchange rates as of the end of our fiscal fourth quarter of 2023 and exclude arrangements with an original expected contract duration of less than one year. Remaining performance obligations associated with contracts for other products and services were not significant as of December 31, 2023 or 2022.
Deferred Revenues––Our deferred revenues primarily relate to advance payments received or receivable from various government or government sponsored customers for supply of Paxlovid and Comirnaty.
The deferred revenues related to Paxlovid totaled $3.4 billion as of December 31, 2023, with $1.5 billion and $1.9 billion recorded in current liabilities and noncurrent liabilities, respectively, while deferred revenues related to Paxlovid were not material as of December 31, 2022. The increase in Paxlovid deferred revenues during 2023 was primarily driven by the reversal of Paxlovid revenues and conversion of previously purchased EUA-labeled Paxlovid treatment courses into a volume-based credit under our October 2023 amended agreement with the U.S. government.

Pfizer Inc.	2023 Form 10-K	106

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The deferred revenues related to Comirnaty totaled $1.7 billion as of December 31, 2023, with $1.1 billion and $552 million recorded in current liabilities and noncurrent liabilities, respectively. The deferred revenues related to Comirnaty totaled $2.5 billion as of December 31, 2022, with $2.4 billion and $77 million recorded in current liabilities and noncurrent liabilities, respectively. The decrease in Comirnaty deferred revenues during 2023 was primarily the result of amounts recognized in Product revenues as we delivered the products to our customers, partially offset by additional advance payments received as we entered into amended contracts, as well as the impact of foreign exchange. During 2023, we recognized revenue of approximately $2.2 billion that was included in the balance of Comirnaty deferred revenues as of December 31, 2022.
The Paxlovid and Comirnaty deferred revenues as of December 31, 2023 will be recognized in Product revenues proportionately as we transfer control of the products to our customers and satisfy our performance obligations under the contracts, with the amounts included in current liabilities expected to be recognized in Product revenues within the next 12 months, and the amounts included in noncurrent liabilities expected to be recognized in Product revenues from December 2024 (which falls in our international first quarter of 2025) through 2028. Deferred revenues associated with contracts for other products were not significant as of December 31, 2023 or 2022.

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
Changes in Internal Controls

On December 14, 2023, we acquired Seagen. Other than the addition of Seagen’s operations to our internal control over financial reporting and any related changes in control to integrate Seagen into Pfizer, there has not been any change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Pfizer Inc.	2023 Form 10-K	107

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Pfizer Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Pfizer Inc. and Subsidiary Companies’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2024 expressed an unqualified opinion on those consolidated financial statements.
The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s consolidated operations except for the operations of Seagen Inc. and its subsidiaries (Seagen), which the Company acquired on December 14, 2023. Seagen’s operations represent 0.2% of the Company’s consolidated revenues for the year ended December 31, 2023, and assets associated with Seagen’s operations represent 22% of the Company’s consolidated total assets, as of December 31, 2023. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Seagen.
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

New York, New York

February 22, 2024

Pfizer Inc.	2023 Form 10-K	108

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2023.
The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s consolidated operations except for the operations of Seagen Inc. and its subsidiaries (Seagen), which the Company acquired on December 14, 2023. Seagen’s operations represent 0.2% of the Company’s consolidated revenues for the year ended December 31, 2023, and assets associated with Seagen’s operations represent 22% of the Company’s consolidated total assets, as of December 31, 2023.
The Company’s independent auditors have issued their auditors’ report on the Company’s internal control over financial reporting. That report appears above in this Form 10-K.

Albert Bourla
Chairman and Chief Executive Officer

David M. Denton	Jennifer B. Damico
Principal Financial Officer	Principal Accounting Officer

February 22, 2024

Pfizer Inc.	2023 Form 10-K	109

ITEM 9B.	OTHER INFORMATION
During the three months ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our Directors is incorporated by reference from the discussion under the heading Item 1—Election of Directors in our Proxy Statement. Information about the Pfizer Policies on Business Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and the Code of Business Conduct and Ethics for Members of the Board of Directors, is incorporated by reference from the discussions under the headings Governance Overview—Pfizer Policies on Business Conduct and —Code of Conduct for Directors in our Proxy Statement. Information regarding the procedures by which our shareholders may recommend nominees to our Board of Directors is incorporated by reference from the discussion under the headings Item 1—Election of Directors—Criteria for Board Membership and Annual Meeting Information—Submitting Proxy Proposals and Director Nominations for the 2025 Annual Meeting in our Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading Governance Overview—Board and Committee Information—Board Committees—The Audit Committee in our Proxy Statement. The balance of the information required by this item is contained in the discussion entitled Information about Our Executive Officers in this Form 10-K.

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
Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor Firm ID: 185. Information about the fees for professional services rendered by our independent registered public accounting firm in 2023 and 2022 is incorporated by reference from the discussion under the heading Item 2—Ratification of Selection of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees in our Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from the discussion under the heading Item 2—Ratification of Selection of Independent Registered Public Accounting Firm—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services in our Proxy Statement.

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

Pfizer Inc.	2023 Form 10-K	110

15(a)(3) Exhibits. These exhibits are available upon request. Requests should be directed to our Corporate Secretary, Pfizer Inc., 66 Hudson Boulevard East, New York, New York 10001-2192. The exhibit numbers preceded by an asterisk (*) indicate exhibits filed with this Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit numbers 10.1 through 10.50 are management contracts or compensatory plans or arrangements.

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

3.1	Our Restated Certificate of Incorporation dated December 14, 2020, is incorporated by reference from our Current Report on Form 8-K filed on December 14, 2020.

3.2	Our By-laws, as amended on December 9, 2022, are incorporated by reference from our Current Report on Form 8-K filed on December 13, 2022.

4.1	Indenture, dated as of January 30, 2001, between us and The Chase Manhattan Bank, is incorporated by reference from our Current Report on Form 8-K filed on January 30, 2001.

4.2	First Supplemental Indenture, dated as of March 24, 2009, between us and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank)), as trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 28, 2009.

4.3	Second Supplemental Indenture, dated as of June 2, 2009, between us and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank)), as trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K filed on June 3, 2009.

4.4	Third Supplemental Indenture, dated as of June 3, 2013, between us and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank)), as trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K filed on June 3, 2013.

4.5
Fourth Supplemental Indenture, dated as of May 15, 2014, between us and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank)), as trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K filed on May 15, 2014.

4.6
Fifth Supplemental Indenture, dated as of October 5, 2015, between us and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank)), as trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K filed on October 6, 2015.

4.7
Sixth Supplemental Indenture, dated as of June 3, 2016, between us and The Bank of New York Mellon (formerly The Bank of New York (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank (National Association)))), as trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K filed on June 3, 2016.

4.8
Seventh Supplemental Indenture, dated as of November 21, 2016, between us and The Bank of New York Mellon (formerly The Bank of New York (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank (National Association)))), as trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K filed on November 21, 2016.

4.9
Eighth Supplemental Indenture, dated as of March 17, 2017, among us, The Bank of New York Mellon (formerly The Bank of New York (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank (successor to the Chase Manhattan Bank (National Association)))), as trustee, and The Bank of New York Mellon, London Branch, as paying agent, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K filed on March 17, 2017.

4.10
Ninth Supplemental Indenture, dated as of March 6, 2017, among us, The Bank of New York Mellon (formerly The Bank of New York (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank (National Association)))), as trustee, and The Bank of New York Mellon, London Branch, as paying agent and calculation agent, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K filed on March 6, 2017.

4.11
Tenth Supplemental Indenture, dated as of December 19, 2017, among us, The Bank of New York Mellon (formerly The Bank of New York (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank (National Association)))), as trustee, and The Bank of New York Mellon, London Branch, as paying agent, to Indenture dated as of January 30, 2001, is incorporated by reference from our Current Report on Form 8-K filed on December 19, 2017.

4.12	Indenture, dated as of April 10, 1992, between Wyeth (formerly American Home Products Corporation) and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as trustee, is incorporated by reference from Wyeth’s Registration Statement on Form S-3, filed on January 18, 1995.

4.13	Supplemental Indenture, dated as of October 13, 1992, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as trustee, is incorporated by reference from Wyeth’s Registration Statement on Form S-3, filed on January 18, 1995.

4.14	Fifth Supplemental Indenture, dated as of December 16, 2003, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as trustee, is incorporated by reference from Wyeth’s 2003 Annual Report on Form 10-K.

4.15	Sixth Supplemental Indenture, dated as of November 14, 2005, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as trustee, is incorporated by reference from Wyeth’s Current Report on Form 8-K filed on November 15, 2005.

Pfizer Inc.	2023 Form 10-K	111

4.16	Seventh Supplemental Indenture, dated as of March 27, 2007, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as trustee, is incorporated by reference from Wyeth’s Current Report on Form 8-K filed on March 28, 2007.

4.17	Eighth Supplemental Indenture, dated as of October 30, 2009, between Wyeth, us and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, formerly The Chase Manhattan Bank), as trustee, to Indenture dated as of April 10, 1992 (as amended on October 13, 1992), is incorporated by reference from our Current Report on Form 8-K filed on November 3, 2009.

4.18	Indenture, dated as of September 7, 2018, between us and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on September 7, 2018.

4.19	First Supplemental Indenture, dated as of September 7, 2018, between us and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on September 7, 2018.

4.20	Second Supplemental Indenture, dated as of March 11, 2019, between us and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on March 11, 2019.

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

4.24	Indenture, dated as of May 19, 2023, among Pfizer Investment Enterprises Pte. Ltd., Pfizer Inc. and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on May 19, 2023.

4.25	First Supplemental Indenture, dated as of May 19, 2023, among Pfizer Investment Enterprises Pte. Ltd., Pfizer Inc. and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on May 19, 2023.

*4.26	Description of Pfizer’s Securities.

4.27
Except as set forth in Exhibits 4.1-4.26 above, the instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries have been omitted. We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

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

10.6
Form of Acknowledgment and Consent and Summary of Key Terms for Grants of RSUs, TSRUs, PPSs and PSAs is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended April 2, 2023.

10.7	Form of Executive Grant Letter is incorporated by reference from our 2015 Annual Report on Form 10-K.

10.8	Pfizer Consolidated Supplemental Pension Plan for United States and Puerto Rico Employees is incorporated by reference from our 2017 Annual Report on Form 10-K.

10.9	Amendment No. 1 to the Pfizer Consolidated Supplemental Pension Plan for United States and Puerto Rico Employees is incorporated by reference from our 2018 Annual Report on Form 10-K.

10.10	Amendment No. 2 to the Pfizer Consolidated Supplemental Pension Plan for United States and Puerto Rico Employees is incorporated by reference from our 2020 Annual Report on Form 10-K.

10.11	Amendment No. 3 to the Pfizer Consolidated Supplemental Pension Plan for United States and Puerto Rico Employees is incorporated by reference from our 2022 Annual Report on Form 10-K.

*10.12	Amendment No. 4 to the Pfizer Consolidated Supplemental Pension Plan for United States and Puerto Rico Employees.
10.13	Pfizer Supplemental Savings Plan is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended April 3, 2016.

10.14	Amendment No. 1 to the Pfizer Supplemental Savings Plan (Amended and Restated as of January 1, 2016), is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended October 1, 2017.

10.15	Amendment No. 2 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2017 Annual Report on Form 10-K.

10.16	Amendment No. 3 to the Pfizer Supplemental Savings Plan is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 30, 2018.

10.17	Amendment No. 4 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2018 Annual Report on Form 10-K.

10.18	Amendment No. 5 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2018 Annual Report on Form 10-K.

10.19	Amendment No. 6 to the Pfizer Supplemental Savings Plan is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 30, 2019.

10.20	Amendment No. 7 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2019 Annual Report on Form 10-K.

Pfizer Inc.	2023 Form 10-K	112

10.21	Amendment No. 8 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2020 Annual Report on Form 10-K.

10.22	Amendment No. 9 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2020 Annual Report on Form 10-K.

10.23	Amendment No. 10 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2022 Annual Report on Form 10-K.

10.24	Amended and Restated Pfizer Inc. Global Performance Plan is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended October 1, 2023.

10.25	Amended and Restated Deferred Compensation Plan is incorporated by reference from our 2012 Annual Report on Form 10-K.

10.26	Amendment to Amended and Restated Deferred Compensation Plan, dated June 20, 2013, is incorporated by reference from our 2013 Annual Report on Form 10-K.

10.27	Amendment No. 2 to Amended and Restated Deferred Compensation Plan, dated April 27, 2016, is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended July 3, 2016.

10.28	Amendment No. 3 to Amended and Restated Deferred Compensation Plan is incorporated by reference from our 2020 Annual Report on Form 10-K.

*10.29	Amendment No. 4 to Amended and Restated Deferred Compensation Plan.
10.30	Wyeth 2005 (409A) Deferred Compensation Plan (frozen as of January 2012), together with certain Amendments, is incorporated by reference from our 2013 Annual Report on Form 10-K.

10.31	Amendment No. 2 to Wyeth 2005 (409A) Deferred Compensation Plan is incorporated by reference from our 2020 Annual Report on Form 10-K.

10.32	Amended and Restated Wyeth Supplemental Employee Savings Plan (effective as of January 1, 2005 and frozen as of January 2012), together with all material Amendments is incorporated by reference from our 2011 Annual Report on Form 10-K.

10.33	Amendment to Amended and Restated Wyeth Supplemental Employee Savings Plan, dated June 20, 2013, is incorporated by reference from our 2013 Annual Report on Form 10-K.

10.34	The form of Indemnification Agreement with each of our non-employee Directors is incorporated by reference from our 1996 Annual Report on Form 10-K.

10.35
The form of Indemnification Agreement with each of the Named Executive Officers identified in our Proxy Statement for the 2023 Annual Meeting of Shareholders is incorporated by reference from our 1997 Annual Report on Form 10-K.

10.36	Letter to Frank A. D’Amelio regarding replacement pension benefit dated August 22, 2007 is incorporated by reference from our Current Report on Form 8-K filed on August 22, 2007.

10.37	Pfizer Inc. Executive Severance Plan is incorporated by referenced from our Current Report on Form 8-K filed on February 20, 2009.

10.38	Amendment No. 1 to the Pfizer Inc. Executive Severance Plan is incorporated by reference from our 2018 Annual Report on Form 10-K.

10.39	Amendment No. 2 to the Pfizer Inc. Executive Severance Plan is incorporated by reference from our 2019 Annual Report on Form 10-K.

10.40	Amendment No. 3 to the Pfizer Inc. Executive Severance Plan is incorporated by reference from our 2020 Annual Report on Form 10-K.

10.41	Amendment No. 4 to the Pfizer Inc. Executive Severance Plan is incorporate by reference from our 2022 Annual Report on Form 10-K.

10.42	Annual Retainer Unit Award Plan (for Non-Employee Directors) (frozen as of March 1, 2006) as amended, is incorporated by reference from our 2008 Annual Report on Form 10-K.

10.43	Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended, is incorporated by reference from our 2022 Annual Report on Form 10-K.

10.44	Form of Special Award Letter Agreement is incorporated by reference from our Current Report on Form 8-K filed on October 28, 2009.

10.45	Offer Letter to G. Mikael Dolsten, dated April 6, 2009, is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended April 3, 2011.

10.46	Form of Special Performance-Based Incentive Award Letter is incorporated by reference from our 2017 Annual Report on Form 10-K.

10.47	Form of Special Performance-Based Incentive Grant Letter is incorporated by reference from our 2017 Annual Report on Form 10-K.

10.48	Pfizer Inc. 2019 Stock Plan is incorporated by reference from our Proxy Statement for the 2019 Annual Meeting of Shareholders.

10.49	Time Sharing Agreement, dated July 9, 2020, between Pfizer Inc. and Albert Bourla is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 28, 2020.

10.50	Pfizer Inc. Executive Officer Cash Severance Policy is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended July 2, 2023

*21	Subsidiaries of the Company.

*22	Subsidiary Issuers of Guaranteed Securities.

*23	Consent of Independent Registered Public Accounting Firm.

*24	Power of Attorney (included as part of signature page).

*31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Pfizer Inc.	2023 Form 10-K	113

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*97	Pfizer Inc. Recoupment Policy.

Exhibit 101:
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

*101.DEF	Inline XBRL Taxonomy Extension Definition Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

ITEM 16.	FORM 10-K SUMMARY
None.

Pfizer Inc.	2023 Form 10-K	114

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.

Dated: February 22, 2024	By:	/S/ MARGARET M. MADDEN
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

Signature	Title	Date

/S/ ALBERT BOURLA Albert Bourla	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2024

/S/ DAVID M. DENTON David M. Denton	Chief Financial Officer, Executive Vice President (Principal Financial Officer)	February 20, 2024

/S/ JENNIFER B. DAMICO Jennifer B. Damico	Senior Vice President and Controller (Principal Accounting Officer)	February 20, 2024

/S/ RONALD E. BLAYLOCK Ronald E. Blaylock	Director	February 21, 2024

/S/ SUSAN DESMOND-HELLMANN Susan Desmond-Hellmann	Director	February 21, 2024

/S/ JOSEPH J. ECHEVARRIA Joseph J. Echevarria	Director	February 20, 2024

/S/ SCOTT GOTTLIEB Scott Gottlieb	Director	February 21, 2024

/S/ HELEN H. HOBBS Helen H. Hobbs	Director	February 20, 2024

/S/ SUSAN HOCKFIELD Susan Hockfield	Director	February 20, 2024

/S/ DAN R. LITTMAN Dan R. Littman	Director	February 20, 2024

/S/ SHANTANU NARAYEN Shantanu Narayen	Director	February 20, 2024

/S/ SUZANNE NORA JOHNSON Suzanne Nora Johnson	Director	February 20, 2024

/S/ JAMES QUINCEY James Quincey	Director	February 21, 2024

/S/ JAMES C. SMITH James C. Smith	Director	February 20, 2024

Pfizer Inc.	2023 Form 10-K	115