Form 10-Q
period 2024-03-31
PFIZER INC
filed 2024-05-08
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

At May 3, 2024, 5,666,592,898 shares of the issuer’s voting common stock were outstanding.

DEFINED TERMS

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Form 10-Q (defined below) refer to Pfizer Inc. and its subsidiaries. Pfizer’s fiscal quarter-end for subsidiaries operating outside the U.S. is as of and for the three months ended February 25, 2024 and February 26, 2023, and for U.S. subsidiaries is as of and for the three months ended March 31, 2024 and April 2, 2023. References to “Notes” in this Form 10-Q are to the Notes to the Condensed or Consolidated Financial Statements in this Form 10-Q or in our 2023 Form 10-K. We also have used several other terms in this Form 10-Q, most of which are explained or defined below:

2023 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2023
ALK	anaplastic lymphoma kinase
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Astellas	Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.
ATTR-CM	transthyretin amyloid cardiomyopathy
Biohaven	Biohaven Pharmaceutical Holding Company Limited
BioNTech	BioNTech SE
Biopharma	Global Biopharmaceuticals Business
BMS	Bristol-Myers Squibb Company
BOD	Board of Directors
CDC	U.S. Centers for Disease Control and Prevention
Comirnaty*
Unless otherwise noted, refers to, as applicable, and as authorized or approved, the Pfizer-BioNTech COVID-19 Vaccine; Comirnaty (COVID-19 Vaccine, mRNA) original monovalent formula; the Pfizer-BioNTech COVID-19 Vaccine, Bivalent (Original and Omicron BA.4/BA.5); the Pfizer-BioNTech COVID-19 Vaccine (2023-2024 Formula); Comirnaty (COVID-19 Vaccine, mRNA) 2023-2024 Formula; Comirnaty Original/Omicron BA.1; Comirnaty Original/Omicron BA.4/BA.5; and Comirnaty Omicron XBB.1.5.

COVID-19	novel coronavirus disease of 2019
Developed Markets	Includes, but is not limited to, the following markets: Western Europe, Japan, Central Europe, Canada, Scandinavian countries, Australia, South Korea, New Zealand, the Balkans and Finland
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Africa, the Middle East, Eastern Europe (excluding the Balkans) and Turkey
EPS	earnings per share
ESG	Environmental, Social and Governance
EU	European Union
EUA	emergency use authorization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Form 10-Q	This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024
GAAP	Generally Accepted Accounting Principles
GBT	Global Blood Therapeutics, Inc.
GSK	GSK plc
Haleon	Haleon plc
HIPAA	Health Insurance Portability and Accountability Act of 1996
Hospira	Hospira, Inc.
HRR	homologous recombination repair
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
IRS	U.S. Internal Revenue Service
JV	joint venture
King	King Pharmaceuticals LLC (formerly King Pharmaceuticals, Inc.)
LOE	loss of exclusivity
mCRC	metastatic colorectal cancer
mCRPC	metastatic castration-resistant prostate cancer
mCSPC	metastatic castration-sensitive prostate cancer
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MDL	Multi-District Litigation
Meridian	Meridian Medical Technologies, Inc.
Moody’s	Moody’s Investors Service
mRNA	messenger ribonucleic acid
Mylan	Mylan N.V.
NDA	New Drug Application
Nimbus	Nimbus Therapeutics, LLC
nmCRPC	non-metastatic castration-resistant prostate cancer

nmCSPC	non-metastatic castration-sensitive prostate cancer
NSCLC	non-small cell lung cancer
ODT	oral disintegrating tablet
ORD	Oncology Research and Development
OTC	over-the-counter
Paxlovid*	an oral COVID-19 treatment (nirmatrelvir tablets and ritonavir tablets)
PC1	Pfizer CentreOne
Pharmacia	Pharmacia LLC (formerly Pharmacia Corporation)
PP&E	Property, plant and equipment
PRD	Pfizer Research and Development
Prevnar family	Includes Prevnar 20/Apexxnar (pediatric and adult) and Prevnar 13/Prevenar 13 (pediatric and adult)
PsA	psoriatic arthritis
RA	rheumatoid arthritis
RCC	renal cell carcinoma
R&D	research and development
RSV	respiratory syncytial virus
S&P	Standard & Poor’s
Seagen	Seagen Inc. and its subsidiaries
SEC	U.S. Securities and Exchange Commission
Takeda	Takeda Pharmaceutical Company Limited
UC	ulcerative colitis
U.K.	United Kingdom
Upjohn Business	Pfizer’s former global, primarily off-patent branded and generics business, which included a portfolio of 20 globally recognized solid oral dose brands, including Lipitor, Lyrica, Norvasc, Celebrex and Viagra, as well as a U.S.-based generics platform, Greenstone, that was spun-off on November 16, 2020 and combined with Mylan to create Viatris
U.S.	United States
Viatris	Viatris Inc.
ViiV	ViiV Healthcare Limited
Vyndaqel family	Includes Vyndaqel, Vyndamax and Vynmac
*The Pfizer-BioNTech COVID-19 Vaccine (2023-2024 Formula) and certain uses of Paxlovid have not been approved or licensed by the FDA. The Pfizer-BioNTech COVID-19 Vaccine (2023-2024 Formula) has been authorized for emergency use by the FDA under an EUA to prevent COVID-19 in individuals aged 6 months through 11 years of age. Paxlovid has been authorized for emergency use by the FDA under an EUA for the treatment of mild-to-moderate COVID-19 in pediatric patients (12 years of age and older weighing at least 40 kg) who are at high risk for progression to severe COVID-19, including hospitalization or death. The emergency uses are only authorized for the duration of the declaration that circumstances exist justifying the authorization of emergency use of the medical product during the COVID-19 pandemic under Section 564(b)(1) of the U.S. Federal Food, Drug and Cosmetics Act, unless the declaration is terminated or authorization revoked sooner. Please see the EUA Fact Sheets at www.covid19oralrx.com and www.cvdvaccine-us.com.
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
The information contained on our website, our Facebook, Instagram, YouTube and LinkedIn pages or our X (formerly known as Twitter) accounts, or any third-party website, is not incorporated by reference into this Form 10-Q.
Certain of the products and product candidates discussed in this Form 10-Q are being co-researched, co-developed and/or co-promoted in collaboration with other companies for which Pfizer’s rights vary by market or are the subject of agreements pursuant to which Pfizer has commercialization rights in certain markets.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
(MILLIONS, EXCEPT PER SHARE DATA)	March 31, 2024	April 2, 2023
Revenues:
Product revenues(a)	$12,443	$16,221
Alliance revenues(a)	2,172	2,060
Royalty revenues(a)	263	204
Total revenues	14,879	18,486
Costs and expenses:
Cost of sales(b)	3,379	4,886
Selling, informational and administrative expenses(b)	3,495	3,418
Research and development expenses(b)	2,493	2,505
Acquired in-process research and development expenses	—	21
Amortization of intangible assets	1,308	1,103
Restructuring charges and certain acquisition-related costs	102	9
Other (income)/deductions––net	680	275
Income from continuing operations before provision/(benefit) for taxes on income	3,421	6,270
Provision/(benefit) for taxes on income	293	715
Income from continuing operations	3,128	5,555
Discontinued operations––net of tax	(5)	1
Net income before allocation to noncontrolling interests	3,123	5,556
Less: Net income attributable to noncontrolling interests	8	13
Net income attributable to Pfizer Inc. common shareholders	$3,115	$5,543

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.55	$0.98
Discontinued operations––net of tax	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.55	$0.98

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.55	$0.97
Discontinued operations––net of tax	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.55	$0.97

Weighted-average shares––basic	5,657	5,634
Weighted-average shares––diluted	5,697	5,727
(a)See Note 1A.
(b)Exclusive of amortization of intangible assets.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
(MILLIONS)	March 31, 2024	April 2, 2023
Net income before allocation to noncontrolling interests	$3,123	$5,556

Foreign currency translation adjustments, net	140	101
Unrealized holding gains/(losses) on derivative financial instruments, net	217	2
Reclassification adjustments for (gains)/losses included in net income(a)	(12)	303
	205	305
Unrealized holding gains/(losses) on available-for-sale securities, net	(51)	87
Reclassification adjustments for (gains)/losses included in net income(b)	(14)	(509)
	(65)	(422)
Reclassification adjustments related to amortization of prior service costs and other, net	(28)	(30)
Reclassification adjustments related to curtailments of prior service costs and other, net	—	(5)
	(28)	(35)
Other comprehensive income/(loss), before tax	251	(50)
Tax provision/(benefit) on other comprehensive income/(loss)	53	(63)
Other comprehensive income/(loss) before allocation to noncontrolling interests	$198	$12

Comprehensive income/(loss) before allocation to noncontrolling interests	$3,321	$5,569
Less: Comprehensive income/(loss) attributable to noncontrolling interests	3	10
Comprehensive income/(loss) attributable to Pfizer Inc.	$3,319	$5,558
(a)Reclassified into Other (income)/deductions—net and Cost of sales. See Note 7E.
(b)Reclassified into Other (income)/deductions—net.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS)	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$719	$2,853
Short-term investments	11,209	9,837
Trade accounts receivable, less allowance for doubtful accounts: 2024—$479; 2023—$470	10,989	11,566
Inventories	10,892	10,189
Current tax assets	4,233	3,978
Other current assets	4,372	4,911
Total current assets	42,415	43,333
Equity-method investments	8,123	11,637
Long-term investments	3,490	3,731
Property, plant and equipment, less accumulated depreciation: 2024—$16,362; 2023—$16,045	18,803	18,940
Identifiable intangible assets	62,829	64,900
Goodwill	69,297	67,783
Noncurrent deferred tax assets and other noncurrent tax assets	4,942	3,706
Other noncurrent assets	11,197	12,471
Total assets	$221,095	$226,501

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2024—$1,001; 2023—$2,254	$8,232	$10,350
Trade accounts payable	5,591	6,710
Dividends payable	—	2,372
Income taxes payable	3,192	2,349
Accrued compensation and related items	2,192	2,776
Deferred revenues	2,502	2,700
Other current liabilities	18,788	20,537
Total current liabilities	40,497	47,794
Long-term debt	61,307	61,538
Pension and postretirement benefit obligations	2,076	2,167
Noncurrent deferred tax liabilities	931	640
Other taxes payable	8,603	8,534
Other noncurrent liabilities	15,122	16,539
Total liabilities	128,537	137,213

Commitments and Contingencies

Common stock	480	478
Additional paid-in capital	92,997	92,631
Treasury stock	(114,755)	(114,487)
Retained earnings	121,318	118,353
Accumulated other comprehensive loss	(7,758)	(7,961)
Total Pfizer Inc. shareholders’ equity	92,282	89,014
Equity attributable to noncontrolling interests	276	274
Total equity	92,558	89,288
Total liabilities and equity	$221,095	$226,501
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2024	9,562	$478	$92,631	(3,916)	$(114,487)	$118,353	$(7,961)	$89,014	$274	$89,288
Net income						3,115		3,115	8	3,123
Other comprehensive income/(loss), net of tax							203	203	(5)	198
Cash dividends declared, per share: $—
Common stock						—		—		—
Share-based payment transactions	30	1	366	(10)	(268)	(151)		(51)		(51)
Other			—	—	—			—	—	—
Balance, March 31, 2024	9,592	$480	$92,997	(3,925)	$(114,755)	$121,318	$(7,758)	$92,282	$276	$92,558

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2023	9,519	$476	$91,802	(3,903)	$(113,969)	$125,656	$(8,304)	$95,661	$256	$95,916
Net income						5,543		5,543	13	5,556
Other comprehensive income/(loss), net of tax							15	15	(3)	12
Cash dividends declared, per share: $—
Common stock						—		—		—
Share-based payment transactions	41	2	350	(12)	(504)	(97)		(249)		(249)
Other			—	—	—	—		—	—	—
Balance, April 2, 2023	9,560	$478	$92,153	(3,915)	$(114,473)	$131,102	$(8,289)	$100,970	$266	$101,236
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(MILLIONS)	March 31, 2024	April 2, 2023
Operating Activities
Net income before allocation to noncontrolling interests	$3,123	$5,556
Discontinued operations—net of tax	(5)	1
Net income from continuing operations before allocation to noncontrolling interests	3,128	5,555
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,736	1,487
Asset write-offs and impairments	136	270
Deferred taxes	(441)	(598)
Share-based compensation expense	220	105
Benefit plan contributions in excess of expense/income	(201)	(200)
Other adjustments, net	(151)	99
Other changes in assets and liabilities, net of acquisitions and divestitures	(3,336)	(5,507)
Net cash provided by/(used in) operating activities	1,090	1,212

Investing Activities
Purchases of property, plant and equipment	(704)	(1,139)
Purchases of short-term investments	(797)	(6,665)
Proceeds from redemptions/sales of short-term investments	658	6,400
Net (purchases of)/proceeds from redemptions/sales of short-term investments with original maturities of three months or less	(1,187)	4,665
Purchases of long-term investments	(35)	(51)
Proceeds from redemptions/sales of long-term investments	305	124
Proceeds from partial sale of investment in Haleon(a)	3,491	—
Other investing activities, net	—	(18)
Net cash provided by/(used in) investing activities	1,732	3,315

Financing Activities
Proceeds from short-term borrowings	1,444	11
Payments on short-term borrowings	(328)	—
Net (payments on)/proceeds from short-term borrowings with original maturities of three months or less	(2,039)	226
Payments on long-term debt	(1,250)	(269)
Cash dividends paid	(2,372)	(2,303)
Other financing activities, net	(386)	(436)
Net cash provided by/(used in) financing activities	(4,931)	(2,771)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	(28)	(2)
Net increase/(decrease) in cash and cash equivalents and restricted cash and cash equivalents	(2,137)	1,754
Cash and cash equivalents and restricted cash and cash equivalents, at beginning of period	2,917	468
Cash and cash equivalents and restricted cash and cash equivalents, at end of period	$780	$2,222
Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes	$184	$329
Interest paid	415	419
Interest rate hedges	33	60

(a) See Note 2B.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation and Significant Accounting Policies
A. Basis of Presentation
We prepared these condensed consolidated financial statements in conformity with U.S. GAAP, consistent in all material respects with those applied in our 2023 Form 10-K. As permitted under the SEC requirements for interim reporting, certain footnotes or other financial information have been condensed or omitted.
These financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods presented. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2023 Form 10-K. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.
Pfizer’s fiscal quarter-end for subsidiaries operating outside the U.S. is as of and for the three months ended February 25, 2024 and February 26, 2023, and for U.S. subsidiaries is as of and for the three months ended March 31, 2024 and April 2, 2023.
We manage our commercial operations through two operating segments, each led by a single manager: Biopharma and Business Innovation. Biopharma is the only reportable segment. See Note 13A.
We have made certain reclassification adjustments to conform prior-period amounts to the current presentation for:
•in the first quarter of 2024, we reclassified royalty income (substantially all of which is related to Biopharma) from Other (income)/deductions––net and began presenting Royalty revenues as a separate line item within Total revenues in our consolidated statements of income, and reclassified the associated royalty receivables from Other current assets to Trade accounts receivable, less allowance for doubtful accounts in our consolidated balance sheet;
•in the fourth quarter of 2023, we began presenting Product revenues and Alliance revenues as separate line items within Total revenues in our consolidated statements of income; and
•segment reporting and geographic information in connection with the commercial reorganization that went into effect on January 1, 2024 (see Note 13).
Business development activities, including the December 2023 acquisition of Seagen, impacted financial results in the periods presented. See Note 2 below, as well as Notes 1A and 2 in our 2023 Form 10-K.
B. New Accounting Standard Adopted in 2024
On January 1, 2024, we adopted a new accounting standard which clarifies that contractual sale restrictions are not considered in measuring equity securities at fair value. The new guidance is consistent with our existing policy; therefore, it had no impact on our consolidated financial statements.
C. Revenues and Trade Accounts Receivable
Customers––Our prescription biopharmaceutical products, with the exception of Paxlovid in 2023, are sold principally to wholesalers, but we also sell directly to retailers, hospitals, clinics, government agencies and pharmacies. We principally sold Paxlovid globally to government agencies in 2023. Our vaccines in the U.S. are primarily sold directly to the federal government (including the CDC), wholesalers, individual provider offices, retail pharmacies and integrated delivery systems. Our vaccines outside the U.S. are primarily sold to government and non-government institutions. Certain of our vaccines, including Comirnaty, are subject to seasonality of demand.
Deductions from Revenues––Our accruals for Medicare, Medicaid and related state program and performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts are as follows:

(MILLIONS)	March 31, 2024	December 31, 2023
Reserve against Trade accounts receivable, less allowance for doubtful accounts	$1,573	$1,770
Other current liabilities:
Accrued rebates	5,880	5,546
Other accruals	646	902
Other noncurrent liabilities	382	796
Total accrued rebates and other sales-related accruals	$8,481	$9,014
Trade Accounts Receivable––Trade accounts receivable are stated at their net realizable value. The allowance for credit losses reflects our best estimate of expected credit losses of the receivables portfolio determined on the basis of historical experience,

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
During the three months ended March 31, 2024 and April 2, 2023, additions to the allowance for credit losses, write-offs and recoveries of customer receivables were not material to our condensed consolidated financial statements. For additional information on our trade accounts receivable, see Note 1G in our 2023 Form 10-K.
Note 2. Acquisition and Equity-Method Investment
A. Acquisition
Seagen––On December 14, 2023 (the acquisition date), we acquired Seagen, a global biotechnology company that discovers, develops and commercializes transformative cancer medicines, for $229 per share in cash. The total fair value of the consideration transferred was $44.2 billion ($43.4 billion, net of cash acquired). The combination of certain Pfizer and Seagen entities may be pending in various jurisdictions and integration is subject to completion of various local legal and regulatory steps.
The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of the acquisition date, including adjustments made in the first quarter of 2024 (measurement period adjustments) with a corresponding change to goodwill. The estimated values are not yet finalized (see below) and are subject to change, which could be significant. We will finalize the amounts recognized as soon as possible but no later than one year from the acquisition date.

(MILLIONS)	Amounts Recognized as of Acquisition Date (as previously reported as of December 31, 2023)	Measurement Period Adjustments(a)	Amounts Recognized as of Acquisition Date (as adjusted)
Working capital, excluding inventories	$736	$(159)	$577
Inventories(b)	4,195	(891)	3,304
Property, plant and equipment	524	(239)	285
Identifiable intangible assets, excluding in-process research and development(c)	7,970	(560)	7,410
In-process research and development	20,800	(100)	20,700
Other noncurrent assets	174	(94)	80
Net income tax accounts	(6,123)	468	(5,655)
Other noncurrent liabilities	(167)	51	(116)
Total identifiable net assets	28,108	(1,524)	26,584
Goodwill	16,126	1,524	17,650
Net assets acquired/total consideration transferred	$44,234	$—	$44,234
(a)The changes in the estimated fair values are primarily to better reflect market participant assumptions about facts and circumstances existing as of the acquisition date. The measurement period adjustments did not result from intervening events subsequent to the acquisition date.
(b)As adjusted, comprised of $1.2 billion current inventories and $2.1 billion noncurrent inventories.
(c)As adjusted, comprised mainly of $7.0 billion of finite-lived developed technology rights with an estimated weighted-average life of approximately 18 years.
The measurement period adjustments did not have a material impact on our earnings.
The following items are subject to change:
•Amounts for certain balances included in working capital (excluding inventories), and certain legal contingencies, pending receipt of certain information that could affect provisional amounts recorded. We do not believe any adjustments for legal contingencies will have a material impact on our consolidated financial statements.
•Amounts for identifiable intangible assets, inventories, contractual commitments, PP&E, and operating lease right-of-use assets and liabilities, pending finalization of valuation efforts, the completion of certain physical inventory counts and the confirmation of the physical existence and condition of certain PP&E assets.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•Amounts for income tax assets, receivables and liabilities, pending the filing of Seagen’s pre-acquisition tax returns and the receipt of information, including but not limited to that from taxing authorities, which may change certain estimates and assumptions used.
The following table provides unaudited U.S. GAAP supplemental pro forma information as if the acquisition of Seagen had occurred on January 1, 2022:

Unaudited Supplemental Pro Forma Consolidated Results
Three Months Ended
(MILLIONS, EXCEPT PER SHARE DATA)	April 2, 2023
Revenues	$19,006
Net income attributable to Pfizer Inc. common shareholders	4,651
Diluted earnings per share attributable to Pfizer Inc. common shareholders	0.81
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
The unaudited supplemental pro forma financial information includes various assumptions, including those related to the preliminary purchase price allocation of the assets acquired and the liabilities assumed from Seagen. The historical U.S. GAAP financial information of Pfizer and Seagen was adjusted, primarily for the following pre-tax adjustments for the three months ended April 2, 2023:
•Additional amortization expense of approximately $142 million related to the preliminary estimate of the fair value of identifiable intangible assets acquired.
•Additional expense related to the preliminary estimate of the fair value adjustment to acquisition-date inventory estimated to have been sold of approximately $224 million.
•Additional estimated interest expense of approximately $488 million related to the debt issued by Pfizer and the commercial paper borrowings to partially finance the acquisition.
•Elimination of interest income of approximately $67 million associated with money market funds under the assumption that a portion of these funds would have been liquidated to partially fund the acquisition.
The above adjustments were then adjusted for the applicable tax impact using an estimated weighted-average statutory tax rate applied to the applicable pro forma adjustments.
B. Equity-Method Investment
Haleon––We owned 32% of Haleon as of December 31, 2023. In March 2024, we sold approximately 30% of our investment in Haleon through the sale of 791 million ordinary shares in a global public offering, and the sale of 102 million ordinary shares directly to Haleon for total consideration of $3.5 billion. We recognized a gain on the sale of our Haleon shares of $150 million during the first quarter of 2024 in Other (income)/deductions––net (see Note 4). After the share sale, we owned approximately 23% of the outstanding voting shares of Haleon as of March 31, 2024.
The fair value of our investment in Haleon as of March 31, 2024, based on quoted market prices of Haleon stock, was $8.7 billion. Haleon is a foreign investee whose reporting currency is the U.K. pound, and therefore we translate its financial statements into U.S. dollars and recognize the impact of foreign currency translation adjustments in the carrying value of our investment and in other comprehensive income. We record our share of earnings from Haleon on a quarterly basis on a one-quarter lag in Other (income)/deductions––net.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the change in the carrying value of our investment in Haleon:
	Three Months Ended
(MILLIONS)	March 31, 2024	April 2, 2023
Beginning carrying value reported in Equity-method investments	$11,451	$10,824
Carrying value of shares sold	(3,312)	—
Currency translation adjustments and other(a)	(132)	89
Basis difference adjustments and amortization(b)	(100)	—
Pfizer share of Haleon earnings	15	68
Ending carrying value reported in Equity-method investments	$7,922	$10,980
(a)See Note 6.
(b)Equity-method basis difference adjustments and amortization included in Other (income)/deductions – net. Adjustments are associated with the impact of Haleon’s brand sales and impairments of intangible assets and changes in Haleon’s tax rates on intangible asset-related deferred tax liabilities. See Note 4.

Summarized financial information for Haleon for the three months ending December 31, 2023, the most recent period available, and for the three months ending December 31, 2022, is as follows:
	Three Months Ended
(MILLIONS)	December 31, 2023	December 31, 2022
Net sales	$3,434	$3,261
Cost of sales	(1,596)	(1,496)
Gross profit	$1,837	$1,766
Income from continuing operations	60	225
Net income	60	225
Income attributable to shareholders	47	211
Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
A. Realigning our Cost Base Program
In the fourth quarter of 2023, we announced that we launched a multi-year, enterprise-wide cost realignment program that aims to realign our costs with our longer-term revenue expectations. We expect costs associated with this multi-year effort to continue through 2024 and to total approximately $2.8 billion, primarily representing cash expenditures for severance and implementation costs, of which $2.3 billion is associated with our Biopharma segment. From the start of this program through March 31, 2024, we incurred costs under this program of $1.6 billion, of which $1.3 billion is associated with our Biopharma segment (substantially all of which represents restructuring charges).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Key Activities

The following summarizes costs and credits for acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended
(MILLIONS)	March 31, 2024	April 2, 2023
Restructuring charges/(credits):
Employee terminations	$(29)	$(36)
Asset impairments	25	(10)
Exit costs	14	2
Restructuring charges/(credits)(a)	10	(44)
Transaction costs(b)	5	—
Integration costs and other(c)	87	52
Restructuring charges and certain acquisition-related costs	102	9
Net periodic benefit costs/(credits) recorded in Other (income)/deductions––net	3	(5)
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income, mainly in Cost of sales(d)	4	18
Implementation costs recorded in our condensed consolidated statements of income as follows(e):
Cost of sales	16	15
Selling, informational and administrative expenses	29	59
Research and development expenses	13	11
Total implementation costs	58	85
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$168	$107
(a)In 2024, primarily represents Seagen acquisition-related costs, largely offset by cost-reduction initiatives. In 2023, primarily represents cost-reduction initiatives. Amounts associated with our Biopharma segment: credits of $37 million for the three months ended March 31, 2024 and credits of $64 million for the three months ended April 2, 2023.
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
(e)Represents external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.
The Biopharma segment information above reflects changes as a result of the reorganization in the first quarter of 2024 (see Note 13A).

The following summarizes the components and changes in restructuring accruals:
(MILLIONS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2023(a)	$1,978	$—	$11	$1,988
Provision/(credit)	(29)	25	14	10
Utilization and other(b)	(320)	(25)	(15)	(360)
Balance, March 31, 2024(c)	$1,628	$—	$10	$1,638
(a)Included in Other current liabilities ($1.3 billion) and Other noncurrent liabilities ($663 million).
(b)Other activity includes adjustments for foreign currency translation that are not material to our condensed consolidated financial statements.
(c)Included in Other current liabilities ($1.1 billion) and Other noncurrent liabilities ($519 million).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Other (Income)/Deductions—Net

Components of Other (income)/deductions––net include:
	Three Months Ended
(MILLIONS)	March 31, 2024	April 2, 2023
Interest income	$(129)	$(177)
Interest expense	790	318
Net interest expense(a)	661	141
Net (gains)/losses recognized during the period on equity securities(b)	(25)	451
Income from collaborations, out-licensing arrangements and sales of compound/product rights	—	(68)
Net periodic benefit costs/(credits) other than service costs	(103)	(80)
Certain legal matters, net(c)	208	36
Certain asset impairments(d)	109	264
Haleon equity method (income)/loss(e)	88	(68)
Other, net(f)	(258)	(403)
Other (income)/deductions––net	$680	$275
(a)The increase in net interest expense in the first quarter of 2024 reflects (i) higher interest expense driven by our $31 billion aggregate principal amount of senior unsecured notes issued in May 2023, as well as $8 billion of commercial paper issued in the fourth quarter of 2023 as part of the financing for our acquisition of Seagen and (ii) a decrease in interest income due to lower investment balances after completion of our $43.4 billion Seagen acquisition in December 2023.
(b)The net losses in the first quarter of 2023 include, among other things, unrealized losses of $363 million related to our investments in Cerevel Therapeutics Holdings, Inc. and BioNTech.
(c)The first quarters of 2024 and 2023 primarily include certain product liability expenses related to products discontinued and/or divested by Pfizer.
(d)The first quarter of 2024 represents intangible asset impairment charges associated with our Biopharma segment for developed technology rights due to updated commercial forecasts mainly reflecting competitive pressures. The first quarter of 2023 primarily represented intangible asset impairment charges, including $128 million associated with Other business activities, related to IPR&D and developed technology rights for acquired software assets and reflected unfavorable pivotal trial results and updated commercial forecasts, and $120 million associated with our Biopharma segment resulting from the discontinuation of a study related to an out-licensed IPR&D asset for the treatment of prostate cancer.
(e)See Note 2B.
(f)The first quarter of 2024 primarily includes, among other things, a $150 million gain on the partial sale of our investment in Haleon and dividend income of $61 million from our investment in ViiV. The first quarter of 2023 primarily included, among other things, dividend income of $211 million from our investment in Nimbus resulting from Takeda’s acquisition of Nimbus’s oral, selective allosteric tyrosine kinase 2 (TYK2) inhibitor program subsidiary, and $92 million from our investment in ViiV.

Additional information about the intangible assets that were impaired during 2024 follows:
					Three Months Ended
	Fair Value(a)				March 31, 2024
(MILLIONS)	Amount	Level 1	Level 2	Level 3	Impairment
Intangible assets––Developed technology rights(b)	$102	$—	$—	$102	$109
(a)The fair value amount is presented as of the date of impairment, as this asset is not measured at fair value on a recurring basis. See also Note 1E in our 2023 Form 10-K.
(b)Reflects intangible assets written down to fair value in 2024. Fair value was determined using the income approach, specifically the multi-period excess earnings method, also known as the discounted cash flow method. We started with a forecast of all the expected net cash flows for the asset and then applied an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the product; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.
Note 5. Tax Matters
A. Taxes on Income from Continuing Operations
Our effective tax rate for continuing operations was 8.6% for the first quarter of 2024, compared to 11.4% for the first quarter of 2023. The decrease in the effective tax rate for the first quarter of 2024, compared to the first quarter of 2023, was primarily due to a favorable change in the jurisdictional mix of earnings.
We elected, with the filing of our 2018 U.S. Federal Consolidated Income Tax Return, to pay our initial estimated $15 billion repatriation tax liability on accumulated post-1986 foreign earnings over eight years through 2026. The sixth annual installment was paid by its April 15, 2024 due date and is reported in current Income taxes payable as of March 31, 2024. The remaining liability is reported in noncurrent Other taxes payable. Our obligations may vary as a result of changes in our uncertain tax positions and/or availability of attributes such as foreign tax and other credit carryforwards.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the year ended December 31, 2023, our cash paid for income taxes, net of refunds, was $3.1 billion, of which $1.9 billion was paid in the U.S.
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
The U.S. is one of our major tax jurisdictions, and we are regularly audited by the IRS. With respect to Pfizer, tax years 2016-2018 are under audit. Tax years 2019-2024 are open but not under audit. All other tax years are closed. In addition to the open audit years in the U.S., we have open audit years and certain related audits, appeals and investigations in certain major international tax jurisdictions dating back to 2012.
See Note 5D in our 2023 Form 10-K.
C. Tax Provision/(Benefit) on Other Comprehensive Income/(Loss)

Components of Tax provision/(benefit) on other comprehensive income/(loss) include:
	Three Months Ended
(MILLIONS)	March 31, 2024	April 2, 2023
Foreign currency translation adjustments, net(a)	$25	$(25)
Unrealized holding gains/(losses) on derivative financial instruments, net	45	3
Reclassification adjustments for (gains)/losses included in net income	(4)	21
	41	24
Unrealized holding gains/(losses) on available-for-sale securities, net	(6)	11
Reclassification adjustments for (gains)/losses included in net income	(2)	(64)
	(8)	(53)
Reclassification adjustments related to amortization of prior service costs and other, net	(5)	(7)
Reclassification adjustments related to curtailments of prior service costs and other, net	—	(1)
	(5)	(9)
Tax provision/(benefit) on other comprehensive income/(loss)	$53	$(63)
(a)Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that we intend to hold indefinitely.
Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following summarizes the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS)	Foreign Currency Translation Adjustments(a)	Derivative Financial Instruments	Available-For-Sale Securities	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2023	$(7,863)	$(217)	$(9)	$128	$(7,961)
Other comprehensive income/(loss)(b)	120	164	(57)	(24)	203
Balance, March 31, 2024	$(7,743)	$(53)	$(66)	$104	$(7,758)
(a)Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests.
(b)Foreign currency translation adjustments include net gains related to the impact of our net investment hedging program and net losses related to our equity-method investment in Haleon (see Note 2B).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments
A. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis and Fair Value Hierarchy, using a Market Approach:

	March 31, 2024			December 31, 2023
(MILLIONS)	Total	Level 1	Level 2	Total	Level 1	Level 2
Financial assets:
Short-term investments
Equity securities with readily determinable fair values:
Money market funds	$2,483	$—	$2,483	$5,124	$—	$5,124

Available-for-sale debt securities:
Government and agency—non-U.S.	5,214	—	5,214	817	—	817
Government and agency—U.S.	1,958	—	1,958	2,601	—	2,601
Corporate and other	1,045	—	1,045	982	—	982
	8,217	—	8,217	4,400	—	4,400
Total short-term investments	10,700	—	10,700	9,524	—	9,524
Other current assets
Derivative assets:
Interest rate contracts	1	—	1	—	—	—
Foreign exchange contracts	390	—	390	298	—	298
Total other current assets	391	—	391	298	—	298
Long-term investments
Equity securities with readily determinable fair values(a)	2,543	2,542	—	2,779	2,772	7

Available-for-sale debt securities:
Government and agency—non-U.S.	131	—	131	124	—	124
Corporate and other	6	—	6	26	—	26
	137	—	137	150	—	150
Total long-term investments	2,680	2,542	138	2,929	2,772	156
Other noncurrent assets
Derivative assets:
Interest rate contracts	26	—	26	144	—	144
Foreign exchange contracts	364	—	364	258	—	258
Total derivative assets	390	—	390	402	—	402
Insurance contracts(b)	853	—	853	790	—	790
Total other noncurrent assets	1,243	—	1,243	1,191	—	1,191
Total assets	$15,013	$2,542	$12,471	$13,943	$2,772	$11,170

Financial liabilities:
Other current liabilities
Derivative liabilities:
Interest rate contracts	$17	$—	$17	$16	$—	$16
Foreign exchange contracts	117	—	117	404	—	404
Total other current liabilities	134	—	134	420	—	420
Other noncurrent liabilities
Derivative liabilities:
Interest rate contracts	346	—	346	275	—	275
Foreign exchange contracts	665	—	665	725	—	725
Total other noncurrent liabilities	1,011	—	1,011	1,000	—	1,000
Total liabilities	$1,146	$—	$1,146	$1,420	$—	$1,420
(a)Long-term equity securities of $115 million as of March 31, 2024 and $130 million as of December 31, 2023 were held in restricted trusts for U.S. non-qualified employee benefit plans.
(b)Includes life insurance policies held in restricted trusts for U.S. non-qualified employee benefit plans. The underlying invested assets in these contracts are marketable securities, which are carried at fair value, with changes in fair value recognized in Other (income)/deductions—net (see Note 4).
Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis––The carrying value of Long-term debt, excluding the current portion, was $61 billion as of March 31, 2024 and $62 billion as of December 31, 2023. The estimated fair value of such debt, using a market approach and Level 2 inputs, was $60 billion as of March 31, 2024 and $61 billion as of December 31, 2023.
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities, long-term receivables and short-term borrowings not measured at fair value on a recurring basis were not significant

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

as of March 31, 2024 and December 31, 2023. The fair value measurements of our held-to-maturity debt securities and short-term borrowings are based on Level 2 inputs. The fair value measurements of our long-term receivables and private equity securities are based on Level 3 inputs.
B. Investments
Total Short-Term, Long-Term and Equity-Method Investments

The following summarizes our investments by classification type:
(MILLIONS)	March 31, 2024	December 31, 2023
Short-term investments
Equity securities with readily determinable fair values(a)	$2,483	$5,124
Available-for-sale debt securities	8,217	4,400
Held-to-maturity debt securities	510	313
Total Short-term investments	$11,209	$9,837

Long-term investments
Equity securities with readily determinable fair values(b)	$2,543	$2,779
Available-for-sale debt securities	137	150
Held-to-maturity debt securities	45	47
Private equity securities at cost(b)	765	755
Total Long-term investments	$3,490	$3,731
Equity-method investments	8,123	11,637
Total long-term investments and equity-method investments	$11,613	$15,368
Held-to-maturity cash equivalents	$250	$207
(a)Represent money market funds primarily invested in U.S. Treasury and government debt.
(b)Represent investments in the life sciences sector.
Debt Securities

Our investment portfolio consists of investment-grade debt securities issued across diverse governments, corporate and financial institutions:
	March 31, 2024							December 31, 2023
		Gross Unrealized			Contractual or Estimated Maturities (in Years)				Gross Unrealized
(MILLIONS)	Amortized Cost	Gains	Losses	Fair Value	Within 1	Over 1 to 5	Over 5	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Government and agency––non-U.S.	$5,414	$2	$(71)	$5,345	$5,214	$131	$—	$953	$2	$(14)	$941
Government and agency––U.S.	1,958	—	—	1,958	1,958	—	—	2,601	—	—	2,601
Corporate and other	1,057	—	(6)	1,051	1,045	6	—	1,006	4	(2)	1,007
Held-to-maturity debt securities
Time deposits and other	705	—	—	705	665	27	13	561	—	—	561
Government and agency––non-U.S.	100	—	—	100	95	4	1	4	—	—	4
Total debt securities	$9,234	$2	$(78)	$9,159	$8,976	$168	$14	$5,126	$6	$(16)	$5,115
Any expected credit losses to these portfolios would be immaterial to our financial statements.
Equity Securities

The following presents the calculation of the portion of unrealized (gains)/losses that relates to equity securities, excluding equity-method investments, held at the reporting date:
	Three Months Ended
(MILLIONS)	March 31, 2024	April 2, 2023
Net (gains)/losses recognized during the period on equity securities(a)	$(25)	$451
Less: Net (gains)/losses recognized during the period on equity securities sold during the period	(214)	(33)
Net unrealized (gains)/losses during the reporting period on equity securities still held at the reporting date(b)	$188	$485
(a)Reported in Other (income)/deductions––net. See Note 4.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b)Included in net unrealized (gains)/losses are observable price changes on equity securities without readily determinable fair values. As of March 31, 2024, there were cumulative impairments and downward adjustments of $293 million and upward adjustments of $212 million. Impairments, downward and upward adjustments were not material to our operations in the first quarters of 2024 and 2023.
C. Short-Term Borrowings

Short-term borrowings include:
(MILLIONS)	March 31, 2024	December 31, 2023
Commercial paper, principal amount	$6,933	$7,965
Current portion of long-term debt, principal amount	1,000	2,250
Other short-term borrowings, principal amount(a)	362	252
Total short-term borrowings, principal amount	8,294	10,467
Net fair value adjustments related to hedging and purchase accounting	1	5
Net unamortized discounts, premiums and debt issuance costs	(64)	(121)
Total Short-term borrowings, including current portion of long-term debt, carried at historical proceeds, as adjusted	$8,232	$10,350
(a)Primarily includes cash collateral. See Note 7F.
D. Long-Term Debt

The following summarizes the aggregate principal amount of our senior unsecured long-term debt, and adjustments to report our aggregate long-term debt:
(MILLIONS)	March 31, 2024	December 31, 2023
Total long-term debt, principal amount	$60,951	$60,982
Net fair value adjustments related to hedging and purchase accounting	830	1,039
Net unamortized discounts, premiums and debt issuance costs	(474)	(483)
Total long-term debt, carried at historical proceeds, as adjusted	$61,307	$61,538
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
The derivative financial instruments primarily hedge or offset exposures in the euro, U.K. pound, Japanese yen, Chinese renminbi, Swedish krona, and Canadian dollar, and include a portion of our forecasted foreign exchange-denominated intercompany inventory sales hedged up to two years. We may seek to protect against possible declines in the reported net investments of our foreign business entities.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following summarizes the fair value of the derivative financial instruments and notional amounts:
	March 31, 2024			December 31, 2023
		Fair Value			Fair Value
(MILLIONS)	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$21,662	$626	$702	$18,750	$403	$916
Interest rate contracts	6,750	27	363	6,750	144	290
		653	1,065		546	1,206
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$19,886	128	81	$25,609	154	214
Total		$781	$1,146		$700	$1,420
(a)The notional amount of outstanding foreign exchange contracts hedging our intercompany forecasted inventory sales was $5.0 billion as of March 31, 2024 and $4.9 billion as of December 31, 2023.

The following summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk exposures:
	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Three Months Ended
(MILLIONS)	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign exchange contracts(b)	$—	$—	$210	$(53)	$4	$(356)
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	7	55	7	53
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	(188)	48	—	—	—	—
Hedged item	188	(48)	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	235	(213)	—	—
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	21	67	37	34
Non-Derivative Financial Instruments in Net Investment Hedge Relationships(d):
Foreign currency long-term debt	—	—	18	(16)	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	55	17	—	—	—	—
	$55	$17	$490	$(160)	$49	$(269)
(a)OID = Other (income)/deductions—net, included in Other (income)/deductions—net in the condensed consolidated statements of income. COS = Cost of Sales, included in Cost of sales in the condensed consolidated statements of income. OCI = Other comprehensive income/(loss), included in the condensed consolidated statements of comprehensive income/(loss).
(b)The amounts reclassified from OCI into COS were a net gain of $31 million in the first quarter of 2024 and a net gain of $91 million in the first quarter of 2023. The remaining amounts were reclassified from OCI into OID. Based on quarter-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax gain of $166 million within the next 12 months into income. The maximum length of time over which we are hedging our exposure to the variability in future foreign exchange cash flows is approximately 19 years and relates to foreign currency debt.
(c)The amounts reclassified from OCI were reclassified into OID.
(d)Long-term debt include foreign currency borrowings, which are used in net investment hedges; the related carrying values as of March 31, 2024 and December 31, 2023 were $807 million and $824 million, respectively.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following summarizes cumulative basis adjustments to our long-term debt in fair value hedges:
	March 31, 2024			December 31, 2023
		Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount			Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount
(MILLIONS)	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships
Long-term debt	$7,186	$(320)	$941	$7,196	$(131)	$957
(a)Carrying amounts exclude the cumulative amount of fair value hedging adjustments.
F. Credit Risk
A significant portion of our trade accounts receivable balances are due from wholesalers and governments. For additional information on our trade accounts receivables with significant customers, see Note 13C below and Note 17C in our 2023 Form 10-K.
As of March 31, 2024, the largest investment exposures in our portfolio consisted primarily of U.S. government money market funds, as well as sovereign debt instruments issued by the U.S., Canada and Japan.
With respect to our derivative financial instrument agreements with financial institutions, we do not expect to incur a significant loss from failure of any counterparty. Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements with credit-support annexes that contain zero threshold provisions requiring collateral to be exchanged daily depending on levels of exposure. As a result, there are no significant concentrations of credit risk with any individual financial institution. As of March 31, 2024, the aggregate fair value of these derivative financial instruments that are in a net payable position was $770 million, for which we have posted collateral of $767 million with a corresponding amount reported in Short-term investments. As of March 31, 2024, the aggregate fair value of our derivative financial instruments that are in a net receivable position was $251 million, for which we have received collateral of $274 million with a corresponding amount reported in Short-term borrowings, including current portion of long-term debt.
Note 8. Other Financial Information
A. Inventories

The following summarizes the components of Inventories:
(MILLIONS)	March 31, 2024	December 31, 2023
Finished goods	$3,491	$3,495
Work-in-process	6,273	5,688
Raw materials and supplies	1,128	1,007
Inventories(a)	$10,892	$10,189
Noncurrent inventories not included above(b)	$3,361	$4,568
(a)The increase from December 31, 2023 reflects higher inventory levels for certain products mainly for supply recovery and network strategy, partially offset by decreases due to net market demand.
(b)Included in Other noncurrent assets. The decrease from December 31, 2023 is primarily driven by an adjustment to the fair value step-up of acquired Seagen inventory. Based on our current estimates and assumptions, there are no recoverability issues for these amounts.
B. Other Current Liabilities
Other current liabilities includes, among other things, amounts payable to BioNTech for the gross profit split for Comirnaty, which totaled $1.5 billion as of March 31, 2024 and $2.0 billion as of December 31, 2023.
C. Supplier Finance Program Obligation
We maintain voluntary supply chain finance agreements with several participating financial institutions. Under these agreements, participating suppliers may voluntarily elect to sell their accounts receivable with Pfizer to these financial institutions. As of March 31, 2024 and December 31, 2023, respectively, $658 million and $791 million of our trade payables to suppliers who participate in these financing arrangements were outstanding.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Identifiable Intangible Assets and Goodwill
A. Identifiable Intangible Assets

The following summarizes the components of Identifiable intangible assets:
	March 31, 2024			December 31, 2023
(MILLIONS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights(a)	$99,528	$(61,745)	$37,783	$99,267	$(60,493)	$38,773
Brands(b)	1,749	(905)	845	922	(877)	45
Licensing agreements and other	2,769	(1,498)	1,271	2,756	(1,458)	1,297
	104,046	(64,147)	39,899	102,944	(62,828)	40,116
Indefinite-lived intangible assets
Brands(b)	—		—	827		827
IPR&D(a), (c)	22,166		22,166	23,193		23,193
Licensing agreements and other	764		764	763		763
	22,930		22,930	24,784		24,784
Identifiable intangible assets(d)	$126,976	$(64,147)	$62,829	$127,728	$(62,828)	$64,900
(a)The increase in the gross carrying amount includes the transfer of IPR&D to developed technology rights of $727 million for talazoparib (Talzenna), partially offset by $370 million of measurement period adjustments related to our acquisition of Seagen (see Note 2A) and impairments of $109 million (see Note 4).
(b)The changes in the gross carrying amounts reflect the transfer of $827 million from indefinite-lived brands to finite-lived brands for Depo-Medrol.
(c)The decrease in the gross carrying amount reflects the transfer of IPR&D to developed technology rights of $727 million for talazoparib (Talzenna) and $300 million of measurement period adjustments related to our acquisition of Seagen (see Note 2A).
(d)The decrease is primarily due to amortization expense of $1.3 billion and measurement period adjustments related to our acquisition of Seagen of $660 million (see Note 2A).
B. Goodwill

The following summarizes the changes in the carrying amount of Goodwill:
(MILLIONS)	Total(a)
Balance, January 1, 2024	$67,783
Additions(b)	1,524
Impact of foreign exchange	(10)
Balance, March 31, 2024	$69,297
(a)All goodwill is assigned within the Biopharma reportable segment. As a result of the organizational changes to the commercial structure within the Biopharma operating segment effective in the first quarter of 2024 (see Note 13A), our goodwill is required to be reallocated amongst impacted reporting units. The allocation of goodwill is a complex process that requires, among other things, that we determine the fair value of each reporting unit under our old and new organizational structure and the portions being transferred. Therefore, we have not yet completed the allocation, but it will be completed in the current year.
(b)Additions primarily represent measurement period adjustments related to our acquisition of Seagen (see Note 2A).
Note 10. Pension and Postretirement Benefit Plans

The following summarizes the components of net periodic benefit cost/(credit):
	Pension Plans
	U.S.		International		Postretirement Plans
	Three Months Ended
(MILLIONS)	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Service cost	$—	$—	$20	$22	$4	$3
Interest cost	139	148	78	71	6	5
Expected return on plan assets	(208)	(194)	(80)	(76)	(13)	(11)
Amortization of prior service cost/(credit)	—	—	1	—	(29)	(30)
Actuarial (gains)/losses	—	9	—	3	—	—
Curtailments	—	—	(2)	(1)	—	(5)
Special termination benefits	—	2	5	—	—	—
Net periodic benefit cost/(credit) reported in income	$(69)	$(36)	$22	$18	$(33)	$(37)

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The components of net periodic benefit cost/(credit) other than the service cost component are included in Other (income)/deductions––net (see Note 4).
For the three months ended March 31, 2024, we contributed $66 million to our U.S. Pension Plans and $61 million to our International Pension Plans from our general assets, which include direct employer benefit payments.
Note 11. Earnings Per Common Share Attributable to Pfizer Inc. Common Shareholders

The following presents the detailed calculation of EPS:
	Three Months Ended
(MILLIONS)	March 31, 2024	April 2, 2023
EPS Numerator
Income from continuing operations attributable to Pfizer Inc. common shareholders	$3,120	$5,542
Discontinued operations––net of tax	(5)	1
Net income attributable to Pfizer Inc. common shareholders	$3,115	$5,543
EPS Denominator
Weighted-average number of common shares outstanding––Basic	5,657	5,634
Common-share equivalents	40	93
Weighted-average number of common shares outstanding––Diluted	5,697	5,727
Anti-dilutive common stock equivalents(a)	26	2
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
Oxbryta (voxelotor)
In January 2024, Zydus Pharmaceuticals (USA) Inc., Zydus Lifesciences Limited, and Zydus Worldwide DMCC (collectively, Zydus) and MSN Pharmaceuticals Inc. and MSN Laboratories Private Ltd. (collectively, MSN) separately notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of voxelotor tablets, challenging some of the patents listed in the FDA’s Orange Book for Oxbryta (voxelotor tablets in 300 mg and 500 mg strengths and/or for oral suspension) on non-infringement grounds. In March 2024, we filed patent infringement actions against both generic filers in the U.S. District Court for the District of Delaware, asserting the validity and infringement of the challenged patents. Zydus and MSN have not challenged our composition of matter patents or method of treatment patents for Oxbryta.
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
In August 2022, ModernaTX, Inc. (ModernaTX) and Moderna US, Inc. (Moderna) sued Pfizer, BioNTech, BioNTech Manufacturing GmbH and BioNTech US Inc. in the U.S. District Court for the District of Massachusetts, alleging that

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Comirnaty infringes three U.S. patents. In its complaint, Moderna stated that it is seeking damages for alleged infringement occurring after March 7, 2022. In March 2024, the U.S. Patent Office Patent Trial & Appeal Board instituted a review of two of the three patents in suit.
In August 2022, ModernaTX filed a patent infringement action in Germany against Pfizer and certain subsidiary companies, as well as BioNTech and certain subsidiary companies, alleging that Comirnaty infringes two European patents. The German infringement action was stayed in December 2023 pending further action from the European Patent Office on the patents at issue. In September 2022, ModernaTX filed patent infringement actions in the U.K. and in the Netherlands against Pfizer and certain subsidiary companies, as well as BioNTech and certain subsidiary companies, on the same two European patents. In its complaints, ModernaTX stated that it is seeking damages for alleged infringement occurring after March 7, 2022. In the U.K., Pfizer and BioNTech brought an action against ModernaTX seeking to revoke these two European patents, which was consolidated with the September 2022 action filed by ModernaTX. In November 2023, one of the European patents was revoked by the European Patent Office. In December 2023, the other European patent was declared invalid by a court in the Netherlands (the invalidity decision is limited to the Netherlands). ModernaTX has also filed additional patent infringement actions against Pfizer and BioNTech in certain other ex-U.S. jurisdictions.
In April 2023, Arbutus Biopharma Corporation (Arbutus) and Genevant Sciences GmbH (Genevant) filed a complaint in the U.S. District Court for the District of New Jersey against Pfizer and BioNTech alleging that Comirnaty and its manufacture infringe five U.S. patents, and seeking unspecified monetary damages.
In April 2024, GlaxoSmithKline Biologicals SA and GlaxoSmithKline LLC sued Pfizer and Pharmacia & Upjohn Company LLC, BioNTech, BioNTech Manufacturing GmbH and BioNTech US Inc. in the U.S. District Court for the District of Delaware, alleging that Comirnaty infringes five U.S. patents and seeking unspecified money damages.
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
In 2014, the District Court dismissed the direct purchaser plaintiffs’ claims based on the litigation settlement agreement, but declined to dismiss the other direct purchaser plaintiff claims. In 2015, the District Court entered partial final judgments as to all settlement agreement claims, including those asserted by direct purchasers and end-payor plaintiffs, which plaintiffs appealed to the U.S. Court of Appeals for the Third Circuit. In 2017, the U.S. Court of Appeals for the Third Circuit reversed the District Court’s decisions and remanded the claims to the District Court. In April 2024, the parties reached agreements to settle the litigation. Certain of the settlements are subject to court approval.
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
In September 2013 and 2014, the District Court dismissed with prejudice the claims of the direct purchasers. In October and November 2014, the District Court dismissed with prejudice the claims of all other MDL plaintiffs. All plaintiffs appealed the District Court’s orders dismissing their claims with prejudice to the U.S. Court of Appeals for the Third Circuit. In addition, the direct purchaser class plaintiffs appealed the order denying their motion to amend the judgment and for leave to amend their complaint to the Court of Appeals. In 2017, the Court of Appeals reversed the District Court’s decisions and remanded the claims to the District Court. In April 2024, the parties reached agreements to settle the litigation. Certain of the settlements are subject to court approval.
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
Many of these Zantac-related cases have been outstanding for a number of years and could take many more years to resolve. From time to time, Pfizer has explored and will continue to explore opportunistic settlements of these matters, and has settled certain cases.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Contracts with Iraqi Ministry of Health
In 2017, a number of U.S. service members, civilians, and their families brought a complaint in the U.S. District Court for the District of Columbia against a number of pharmaceutical and medical devices companies, including Pfizer and certain of its subsidiaries, alleging that the defendants violated the U.S. Anti-Terrorism Act. The complaint alleges that the defendants provided funding for terrorist organizations through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health and seeks monetary relief. In July 2020, the District Court granted defendants’ motions to dismiss and dismissed all of plaintiffs’ claims. In January 2022, the Court of Appeals reversed the District Court’s decision. In February 2022, the defendants filed for en banc review of the Court of Appeals’ decision. In February 2023, the Court of Appeals denied defendants’ en banc petitions.
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
A4. Legal Proceedings––Government Investigations
Like other multi-national pharmaceutical companies, we are subject to extensive regulation by government agencies in the U.S., other developed markets and multiple emerging markets in which we operate. Criminal charges, substantial fines and/or civil penalties, limitations on our ability to conduct business in applicable jurisdictions, corporate integrity or deferred prosecution agreements, as well as reputational harm and increased public interest in the matter could result from government investigations in the U.S. and other jurisdictions in which we do business. These matters often involve government requests for information on a voluntary basis or through subpoenas after which the government may seek additional information through follow-up requests or additional subpoenas. In addition, in a qui tam lawsuit in which the government declines to intervene, the relator may still pursue a suit for the recovery of civil damages and penalties on behalf of the government. Among the investigations by government agencies are the matters discussed below.
Greenstone Antitrust Litigation
In May 2019, Attorneys General of more than 50 states and territories filed a complaint in the District of Connecticut against a number of pharmaceutical companies, including Greenstone and Pfizer. Greenstone is a former Pfizer subsidiary that sold generic drugs. The matter was transferred for coordinated pre-trial proceedings to a MDL in the U.S. District Court for the Eastern District of Pennsylvania. As to Greenstone and Pfizer, the complaint alleges anticompetitive conduct in violation of federal and state antitrust laws and state consumer protection laws. In June 2020, the State Attorneys General filed a new complaint against a number of companies, including Greenstone and Pfizer, making similar allegations, concerning different drugs. This complaint was transferred to the MDL in July 2020. The MDL also includes civil complaints filed by private plaintiffs and state counties against Pfizer, Greenstone and a number of other defendants asserting allegations that generally overlap with those asserted by the State Attorneys General. In April 2024, the two cases naming Greenstone and Pfizer filed by the State Attorneys General were remanded to the District of Connecticut.
Subpoena relating to Tris Pharma/Quillivant XR
In October 2018, we received a subpoena from the U.S. Attorney’s Office for the Southern District of New York (SDNY) seeking records relating to our relationship with another drug manufacturer and its production and manufacturing of drugs including, but not limited to, Quillivant XR. We have produced records in response to this request.
Government Inquiries relating to Meridian Medical Technologies
In February 2019, we received a Civil Investigative Demand (CID) from the U.S. Attorney’s Office for the SDNY. The CID seeks records and information related to alleged quality issues involving the manufacture of auto-injectors at the Meridian site. In August 2019, we received a HIPAA subpoena issued by the U.S. Attorney’s Office for the Eastern District of Missouri, in coordination with the Department of Justice’s Consumer Protection Branch, seeking similar records and information. We have produced records in response to these and subsequent requests.
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
Government Inquiries relating to Biohaven
In June 2022, the U.S. Department of Justice’s Commercial Litigation Branch and the U.S. Attorney’s Office for the Western District of New York issued a CID relating to Biohaven. The CID seeks records and information related to, among other things, engagements with healthcare professionals and co-pay coupons cards. In March 2023, the California Department of Insurance issued a subpoena seeking records similar to those requested by the CID. Biohaven is a wholly-owned subsidiary that we acquired in October 2022. We are producing records in response to these requests.
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
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 31, 2024, the estimated fair value of these indemnification obligations is not material to Pfizer.
In addition, in connection with our entry into certain agreements and other transactions, our counterparties may be obligated to indemnify us. For example, our global agreement with BioNTech to co-develop a mRNA-based coronavirus vaccine program aimed at preventing COVID-19 infection includes certain indemnity provisions pursuant to which each of BioNTech and Pfizer has agreed to indemnify the other for certain liabilities that may arise in connection with certain third-party claims relating to Comirnaty.
See Note 7D in our 2023 Form 10-K for information on Pfizer Inc.’s guarantee of the debt issued by Pfizer Investment Enterprises Pte. Ltd. (a wholly-owned finance subsidiary of Pfizer) in May 2023. We have also guaranteed the long-term debt of certain companies that we acquired and that now are subsidiaries of Pfizer.
C. Contingent Consideration for Acquisitions
We may be required to make payments to sellers for certain prior business combinations that are contingent upon future events or outcomes. See Note 1D in our 2023 Form 10-K.
Note 13. Segment, Geographic and Other Revenue Information
A. Segment Information
We manage our commercial operations through two operating segments, each led by a single manager: Biopharma and Business Innovation. Biopharma is engaged in the discovery, development, manufacture, marketing, sale and distribution of biopharmaceutical products worldwide. Business Innovation includes PC1, our contract development and manufacturing organization and a leading supplier of specialty active pharmaceutical ingredients, and Pfizer Ignite, an offering that provides strategic guidance and end-to-end R&D services to select innovative biotech companies that align with Pfizer’s R&D focus areas. Biopharma is the only reportable segment. Our commercial divisions market, distribute and sell our products and global

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

operating functions are responsible for the research, development, manufacturing and supply of our products. Each operating segment is supported by our global corporate enabling functions. Our chief operating decision maker uses the revenues and earnings of the operating segments, among other factors, for performance evaluation and resource allocation. We regularly review our segments and the approach used by management to evaluate performance and allocate resources.
At the beginning of 2024, we made changes in our commercial organization to incorporate Seagen and improve focus, speed and execution. Specifically, within our Biopharma reportable segment we created the Pfizer Oncology Division, the Pfizer U.S. Commercial Division, and the Pfizer International Commercial Division:
•Pfizer Oncology Division combines the U.S. Oncology commercial organizations, global Oncology marketing organizations and global and U.S. Oncology medical affairs from both Pfizer and Seagen.
•Pfizer U.S. Commercial Division includes the U.S. Primary Care and U.S. Specialty Care customer groups, the Chief Marketing Office, the Global Chief Medical Affairs Office and Global Access & Value.
•Pfizer International Commercial Division includes the ex-U.S. commercial and medical affairs organizations covering Pfizer’s entire product portfolio in all international markets.
Beginning January 1, 2024, Biopharma’s earnings include costs related to R&D, medical and safety, manufacturing and supply, and sales and marketing activities that are associated with products in our Biopharma segment. Prior to 2024, costs associated with R&D and medical and safety activities managed by our global ORD and PRD organizations and overhead costs associated with our manufacturing operations were presented as part of Other business activities. We have reclassified our prior period segment information to conform to the current period presentation.
Other Business Activities and Reconciling Items––Other business activities include the operating results of Business Innovation as well as certain pre-tax costs not allocated to our operating segment results, such as costs associated with corporate enabling functions and other corporate costs as well as our share of earnings from Haleon. Reconciling items include the following items, transactions and events that are not allocated to our operating segments: (i) all amortization of intangible assets; (ii) acquisition-related items; and (iii) certain significant items, representing substantive and/or unusual, and in some cases recurring, items that are evaluated on an individual basis by management and that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis.
Segment Assets––We manage our assets on a total company basis, not by operating segment, as our operating assets are shared or commingled. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were $221 billion as of March 31, 2024 and $227 billion as of December 31, 2023.
Selected Income Statement Information

The following provides selected information by reportable segment:
	Three Months Ended
	Total Revenues		Earnings(a)
(MILLIONS)	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Reportable Segment:
Biopharma(b)	$14,604	$18,173	$7,622	$9,517
Other business activities(c)	275	313	(2,007)	(1,316)
Reconciling Items:
Amortization of intangible assets			(1,308)	(1,103)
Acquisition-related items			(508)	(163)
Certain significant items(d)			(378)	(665)
	$14,879	$18,486	$3,421	$6,270
(a)Income from continuing operations before provision/(benefit) for taxes on income. As described above, in connection with the organizational changes effective in the first quarter of 2024, costs associated with R&D and medical and safety activities managed by our global ORD and PRD organizations and overhead costs associated with our manufacturing operations are now included in Biopharma’s earnings. We have reclassified $1.4 billion of net costs in the first quarter of 2023 from Other business activities to Biopharma to conform to the current period presentation.
(b)Biopharma’s revenues and earnings in the first quarter of 2024 reflect a non-cash favorable product return adjustment of $771 million (see Note 13C). Biopharma’s earnings also include dividend income from our investment in ViiV of $61 million in the first quarter of 2024 and $92 million in the first quarter of 2023.
(c)Other business activities include revenues and costs associated with Business Innovation and costs that we do not allocate to our operating segments, per above.
(d)Certain significant items are substantive and/or unusual, and in some cases recurring, items (as noted above). Earnings in the first quarter of 2023 included, among other items, net losses on equity securities of $452 million recorded in Other (income)/deductions––net. See Note 4.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Geographic Information

The following summarizes revenues by geographic area:
	Three Months Ended
(MILLIONS)	March 31, 2024	April 2, 2023	% Change
United States	$9,514	$8,711	9
International:
Developed Markets	3,198	5,635	(43)
Emerging Markets	2,167	4,140	(48)
Total revenues	$14,879	$18,486	(20)
C. Other Revenue Information
Significant Customers
In October 2023, we announced an amended agreement with the U.S. government, which facilitated the transition of Paxlovid to traditional commercial markets in the U.S. starting in November 2023. In connection with this agreement, we recorded a non-cash revenue reversal of $3.5 billion in the fourth quarter of 2023 related to the expected return of an estimated 6.5 million treatment courses of EUA-labeled U.S. government inventory. In the first quarter of 2024, we recorded a non-cash favorable final adjustment of $771 million to reflect 5.1 million EUA-labeled treatment courses returned through February 29, 2024, which were converted to a volume-based credit that will support continued access to Paxlovid through a U.S. government patient assistance program operated by Pfizer. We also agreed to create, in 2024, a U.S. Strategic National Stockpile of 1.0 million treatment courses to enable future pandemic preparedness through 2028, which will be managed and supplied by Pfizer at no cost to the U.S. government or taxpayers. While we will recognize revenue as the estimated 6.1 million treatment courses are delivered, there is no remaining cash consideration for these treatment courses.
Revenues from the U.S. government comprised 10% of total revenues for the three months ended March 31, 2024 and primarily represented sales of Paxlovid, including the final return adjustment. Revenues from the U.S. government comprised 15% of total revenues for the three months ended April 2, 2023 and primarily represented sales of Paxlovid and Comirnaty. Accounts receivable from the U.S. government as of March 31, 2024 and December 31, 2023 were not material. For information on our significant wholesale customers, see Note 17C in our 2023 Form 10-K.
Significant Revenues by Product
The following provides detailed revenue information for several of our major products:

(MILLIONS)		Three Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	March 31, 2024	April 2, 2023
TOTAL REVENUES		$14,879	$18,486
GLOBAL BIOPHARMACEUTICALS BUSINESS (BIOPHARMA)		$14,604	$18,173
Primary Care		$7,211	$11,560
Eliquis(a)	Nonvalvular atrial fibrillation, deep vein thrombosis, pulmonary embolism	2,040	1,874
Paxlovid(b)	COVID-19 in certain high-risk patients	2,035	4,069
Prevnar family	Active immunization to prevent pneumonia, invasive disease and otitis media caused by Streptococcus pneumoniae	1,691	1,602
Comirnaty	Active immunization to prevent COVID-19	354	3,064
Nurtec ODT/Vydura	Acute treatment of migraine and prevention of episodic migraine	178	167
Abrysvo	Active immunization to prevent RSV infection	145	—
All other Primary Care	Various	770	785
Specialty Care		$3,843	$3,616
Vyndaqel family	ATTR-CM and polyneuropathy	1,137	686
Zithromax	Bacterial infections	200	150
Xeljanz	RA, PsA, UC, active polyarticular course juvenile idiopathic arthritis, ankylosing spondylitis	194	237
Sulperazon	Bacterial infections	167	320
Enbrel (Outside the U.S. and Canada)	RA, juvenile idiopathic arthritis, PsA, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	159	199
Inflectra	Crohn’s disease, pediatric Crohn’s disease, UC, pediatric UC, RA in combination with methotrexate, ankylosing spondylitis, PsA and plaque psoriasis	158	178
Zavicefta	Bacterial infections	125	116
Genotropin	Replacement of human growth hormone	120	147

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(MILLIONS)		Three Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	March 31, 2024	April 2, 2023
BeneFIX	Hemophilia B	103	109
Oxbryta	Sickle cell disease	84	71
Cibinqo	Atopic dermatitis	42	16
All other Hospital(c)	Various	1,149	1,197
All other Specialty Care	Various	205	188
Oncology		$3,549	$2,997
Ibrance	HR-positive/HER2-negative metastatic breast cancer	1,054	1,144
Xtandi(d)	mCRPC, nmCRPC, mCSPC, nmCSPC	418	339
Padcev	Locally advanced or metastatic urothelial cancer	341	—
Oncology biosimilars(e)	Various	264	412
Adcetris	Hodgkin lymphoma and certain T-cell lymphomas	257	—
Inlyta	Advanced RCC	237	259
Lorbrena	ALK-positive metastatic NSCLC	164	112
Bosulif	Philadelphia chromosome–positive chronic myelogenous leukemia	145	150
Braftovi/Mektovi	Metastatic melanoma in patients with a BRAFV600E/K mutation and for metastatic NSCLC in patients with a BRAFV600E mutation; and, for Braftovi, in combination with Erbitux (cetuximab)(f) for the treatment of BRAFV600E-mutant mCRC after prior therapy	116	103
Tukysa	Unresectable or metastatic HER2-positive breast cancer; RAS wild-type, HER2-positive unresectable or metastatic colorectal cancer	106	—
Tivdak	Recurrent or metastatic cervical cancer	28	—
Talzenna	In combination with Xtandi (enzalutamide) for adult patients with HRR gene-mutated mCRPC; treatment of BRCA gene-mutated, HER2-negative, inoperable or recurrent breast cancer	23	10
All other Oncology	Various	397	467
BUSINESS INNOVATION		$275	$313
Pfizer CentreOne(g)	Various	258	308
Pfizer Ignite	Various	17	4

BIOPHARMA		$14,604	$18,173
PFIZER U.S. COMMERCIAL DIVISION (U.S. Primary Care and U.S. Specialty Care)		6,854	6,615
PFIZER ONCOLOGY DIVISION		2,572	1,983
PFIZER INTERNATIONAL DIVISION		5,178	9,575

Total Alliance revenues included above		$2,172	$2,060
Total Royalty revenues included above		$263	$204
(a)Primarily reflects Alliance revenues and product revenues.
(b)2024 includes a $771 million favorable final adjustment to the estimated non-cash revenue reversal of $3.5 billion recorded in the fourth quarter of 2023, reflecting 5.1 million EUA-labeled treatment courses returned by the U.S. government through February 29, 2024 versus the estimated 6.5 million treatment courses that were expected to be returned as of December 31, 2023.
(c)Includes, among other Hospital products, amounts previously presented as All other Anti-infectives and Ig Portfolio.
(d)Primarily reflects Alliance revenues and royalty revenues.
(e)Biosimilars are highly similar versions of approved and authorized biological medicines. Oncology biosimilars primarily include Retacrit, Ruxience, Zirabev, Trazimera and Nivestym.
(f)Erbitux is a registered trademark of ImClone LLC.
(g)PC1 includes revenues from our contract manufacturing and our active pharmaceutical ingredient sales operation, as well as revenues related to our manufacturing and supply agreements with legacy Pfizer businesses/partnerships.
Remaining Performance Obligations––Contracted revenue expected to be recognized from remaining performance obligations for firm orders in long-term contracts to supply Comirnaty and Paxlovid to our customers totaled approximately $6 billion and $2 billion, respectively, as of March 31, 2024, which includes amounts received in advance and deferred, as well as amounts that will be invoiced as we deliver these products to our customers in future periods. Of these amounts, current contract terms provide for expected delivery of product with contracted revenue from 2024 through 2028. Remaining performance obligations are based on foreign exchange rates as of the end of our fiscal first quarter of 2024 and exclude arrangements with an original expected contract duration of less than one year. Remaining performance obligations associated with contracts for other products and services were not significant as of March 31, 2024 or December 31, 2023.
Deferred Revenues––Our deferred revenues primarily relate to advance payments received or receivable from various government or government sponsored customers for supply of Paxlovid and Comirnaty. The deferred revenues related to Paxlovid and Comirnaty totaled $4.1 billion as of March 31, 2024, with $2.4 billion and $1.6 billion recorded in current liabilities and noncurrent liabilities, respectively. The deferred revenues related to Paxlovid and Comirnaty totaled $5.1 billion as of December 31, 2023, with $2.6 billion and $2.5 billion recorded in current liabilities and noncurrent liabilities,

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

respectively. The decrease in Paxlovid and Comirnaty deferred revenues during the first three months of 2024 was primarily driven by a $771 million favorable final adjustment to the estimated non-cash Paxlovid revenue reversal recorded in the fourth quarter of 2023, as well as amounts recognized in Product revenues as we delivered the products to our customers. During the first quarter of 2024, we recognized revenue of approximately $1.0 billion that was included in the balance of Paxlovid and Comirnaty deferred revenues as of December 31, 2023, including the aforementioned $771 million non-cash Paxlovid adjustment. The Paxlovid and Comirnaty deferred revenues as of March 31, 2024 will be recognized in Product revenues proportionately as we transfer control of the products to our customers and satisfy our performance obligations under the contracts, with the amounts included in current liabilities expected to be recognized in Product revenues within the next 12 months, and the amounts included in noncurrent liabilities expected to be recognized in Product revenues from 2025 through 2028. Deferred revenues associated with contracts for other products were not significant as of March 31, 2024 or December 31, 2023.

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
In the first quarter of 2024, we reclassified royalty income (substantially all of which is related to our Biopharma segment) from Other (income)/deductions––net and began presenting Royalty revenues as a separate line item within Total revenues in our consolidated statements of income. Prior-period amounts have been recast to conform to the current presentation.
OVERVIEW OF OUR PERFORMANCE, OPERATING ENVIRONMENT, STRATEGY AND OUTLOOK
Our Business and Strategy––Pfizer Inc. is a research-based, global biopharmaceutical company. We apply science and our global resources to bring therapies to people that extend and significantly improve their lives. Our 2024 key priorities are:
•Achieve world-class oncology leadership
•Deliver next wave of pipeline innovation
•Maximize performance of our new products
•Expand margins by realigning our cost base
•Allocate capital to enhance shareholder value
One way we believe we will be more efficient, effective and able to execute on these five strategic priorities is through technology, including artificial intelligence (AI).
We manage our commercial operations through a global structure consisting of two operating segments: Biopharma and Business Innovation. Biopharma is the only reportable segment. See Note 13A.
In the fourth quarter of 2023, we announced that we launched a multi-year, enterprise-wide cost realignment program that aims to realign our costs with our longer-term revenue expectations. See Note 3. For a description of anticipated savings related to this program, see the Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives section within MD&A.
For additional information about our business, strategy and operating environment, see the Item 1. Business section and Overview of Our Performance, Operating Environment, Strategy and Outlook section within MD&A of our 2023 Form 10-K.
Our Business Development Initiatives––We are committed to strategically capitalizing on growth opportunities, primarily by advancing our own product pipeline and maximizing the value of our existing products, but also through various business development activities. For a description of the more significant recent transactions through February 22, 2024, the filing date of our 2023 Form 10-K, see Note 2 in our 2023 Form 10-K. See Note 2 for significant recent activities.
Our First Quarter 2024 Performance
Total Revenues––Total revenues decreased $3.6 billion, or 20%, in the first quarter of 2024 to $14.9 billion from $18.5 billion in the first quarter of 2023, reflecting an operational decrease of $3.5 billion, or 19%, as well as an unfavorable impact of foreign exchange of $107 million, or 1%. The operational decrease was primarily driven by declines in Comirnaty and Paxlovid. Excluding contributions from Comirnaty and Paxlovid, Total revenues increased $1.2 billion, or 11%, operationally, reflecting revenues from legacy Seagen products acquired in December 2023; continued growth from the Vyndaqel family and Eliquis; as well as U.S. revenues from Abrysvo following the launch of the older adult indication, partially offset by lower revenues from Sulperazon in China and oncology biosimilars in the U.S.
See the Total Revenues by Geography and Total Revenues––Selected Product Discussion sections for more information, including a discussion of key drivers of our revenue performance. Certain of our vaccines, including Comirnaty, are subject to seasonality of demand, with a greater portion of revenues anticipated in the fall and winter seasons. See also The Global Economic Environment––COVID-19 section below for information about our COVID-19 products. For information regarding the primary indications or class of certain products, see Note 13C.

Income from Continuing Operations Before Provision/(Benefit) for Taxes on Income––Income from continuing operations before provision/(benefit) for taxes on income in the first quarter of 2024 was $3.4 billion, compared to income of $6.3 billion in the same period in 2023, primarily due to (i) lower revenues, (ii) higher net interest expense, (iii) lower dividend income and (iv) an increase in Amortization of intangible assets, partially offset by (v) a decrease in Cost of sales and (vi) net gains on equity securities in 2024 versus net losses on equity securities in 2023.
See the Analysis of the Condensed Consolidated Statements of Income section within MD&A and Note 4. For information on our tax provision and effective tax rate, see the Provision/(Benefit) for Taxes on Income section within MD&A and Note 5.
Our Operating Environment––We, like other businesses in our industry, are subject to certain industry-specific challenges. These include, among others, the topics listed below, as well as in the Item 1. Business––Government Regulation and Price Constraints and Item 1A. Risk Factors sections, and the Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment section of the MD&A of our 2023 Form 10-K.
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
For additional information on patent rights we consider most significant to our business as a whole, see the Item 1. Business––Patents and Other Intellectual Property Rights section of our 2023 Form 10-K. For a discussion of recent developments with respect to patent litigation, see Note 12A1.
Regulatory Environment/Pricing and Access––Government and Other Payor Group Pressures––Governments globally, as well as private third-party payors in the U.S., may use a variety of measures to control costs, including, among others, legislative or regulatory pricing reforms, drug formularies (including tiering and utilization management tools), cross country collaboration and procurement, price cuts, mandatory rebates, health technology assessments, forced localization as a condition of market access, “international reference pricing” (i.e., the practice of a country linking its regulated medicine prices to those of other countries), quality consistency evaluation processes and volume-based procurement. We anticipate that these and similar initiatives will continue to increase pricing and access pressures globally. In the U.S., we expect to see continued focus by Congress and the Biden Administration on regulating pricing. The drug pricing provisions of the IRA, which was signed into law in August 2022, began to be implemented in 2022 and implementation efforts will continue over the next several years. In August 2023, the Biden Administration unveiled the first ten medicines subject to the Medicare Drug Price Negotiation Program (the Program), which requires manufacturers of select drugs to engage in a process with the federal government to set new Medicare prices which would go into effect in 2026. Among the first ten medicines subject to the Program included Eliquis. We continue to evaluate the impact of the IRA on our business, operations and financial condition and results as the full effect of the IRA on our business and the pharmaceutical industry remains uncertain. In addition, changes to the Medicaid Drug Rebate program or the 340B Drug Pricing Program (the 340B Program), including legal or legislative developments at the federal or state level with respect to the 340B Program, could have a material impact on our business. See the Item 1. Business––Pricing Pressures and Managed Care Organizations and ––Government Regulation and Price Constraints and the Item 1A. Risk Factors––Pricing and Reimbursement sections, and the Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment section of the MD&A of our 2023 Form 10-K.
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
We incurred losses in 2023 that were partially offset by insurance recoveries received. We may record additional losses and/or costs and/or insurance recoveries in future periods, but we are unable to predict them with certainty at this time.
Product Supply––We periodically encounter supply delays, disruptions and shortages, including due to voluntary product recalls and natural or man-made disasters. In 2021, Pfizer recalled all lots of Chantix in the U.S. due to the presence of a nitrosamine, N-nitroso-varenicline, at or above the FDA interim acceptable intake limit. Regulatory authorities outside the U.S. have issued updated guidance on nitrosamine acceptable intake levels. With this guidance, which included an updated intake level for N-nitroso-varenicline, we expect to make regulatory submissions in 2024 to potentially enable Chantix to return to market in the U.S. and in certain international markets.

Except for the impact of the tornado in Rocky Mount, NC discussed above, we have not seen a significant disruption of our supply chain in the first three months of 2024 and through the date of filing of this Form 10-Q, and all of our manufacturing sites globally have continued to operate at or near normal levels. We continue to monitor industry demand for certain components and raw materials and implement mitigation strategies in an effort to reduce any potential risk or impact to product supply, including active supplier management, qualification of additional suppliers and advanced purchasing to the extent possible. For information on risks related to product manufacturing, see the Item 1A. Risk Factors––Product Manufacturing, Sales and Marketing Risks section of our 2023 Form 10-K.
The Global Economic Environment––In addition to the industry-specific factors discussed above, we, like other businesses of our size and global extent of activities, are exposed to economic cycles. See the Overview of Our Performance, Operating Environment, Strategy and Outlook––The Global Economic Environment section of the MD&A of our 2023 Form 10-K.
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
In 2023, we principally sold Comirnaty globally under government contracts. In September 2023, Comirnaty transitioned to traditional commercial market sales in the U.S., triggered by the expiration of contracts and the COVID-19 vaccines from Pfizer and BioNTech purchased through them becoming either depleted or not used following the introduction of a new variant vaccine. Internationally, sales of Comirnaty in international developed markets were generally under government contracts in 2023, and in emerging markets, under a combination of private channels and government contracts; in both cases, we started transitioning to commercial markets in 2024. Due to the commercial market transition as well as the anticipated seasonality of demand for COVID vaccinations, we expect approximately 90% of our 2024 global revenues for Comirnaty to be recorded in the second half of the year, mostly in the fourth quarter.
In 2023, we principally sold Paxlovid globally to government agencies. On October 13, 2023, we announced an amended agreement with the U.S. government, which facilitated the transition of Paxlovid to traditional commercial markets in the U.S. in November 2023, with minimal uptake of NDA-labeled commercial product before January 1, 2024 (see Note 13C). Internationally, for Paxlovid, we continue the transition to commercial markets and are expecting most revenue for Paxlovid to be generated through commercial channels in 2024.
For information on risks associated with our COVID-19 products, including certain assumptions made for purposes of our operational planning and financial projections and the uncertainty of future developments, as well as COVID-19 intellectual property disputes, see the Item 1A. Risk Factors—COVID-19, —Intellectual Property Protection and —Third-Party Intellectual Property Claims sections of our 2023 Form 10-K, as well as Notes 12A1 and 13 and the Forward-Looking Information and Factors that May Affect Future Results section of this Form 10-Q.
Israel/Hamas Conflict––Our local operations have been impacted by the armed conflict between Israel and Hamas that began on October 7, 2023. For both the three months ended March 31, 2024 and the fiscal year ended December 31, 2023, the business of our Israeli subsidiary represented less than 1% of our consolidated revenues and assets. We are closely monitoring developments in this conflict, including evaluating potential impacts to our business, customers, suppliers, employees, and operations in Israel and elsewhere in the Middle East that may impact global operations. At this time, longer term impacts to the Company are uncertain and subject to change.
Russia/Ukraine Conflict––Our local operations have been impacted by the armed conflict between Russia and Ukraine. For both the three months ended March 31, 2024 and the fiscal year ended December 31, 2023, the business of our Russia and Ukraine subsidiaries represented less than 1% of our consolidated revenues and assets, and while we are monitoring the effects of the conflict between Russia and Ukraine, the situation continues to evolve and the long-term implications, including the broader economic consequences of the conflict, potential additional sanctions, and actions by our customers or suppliers (including financial institutions) are difficult to predict at this time.
For information on risks associated with these conflicts, see the Item 1A. Risk Factors—Global Operations section of our 2023 Form 10-K.
SIGNIFICANT ACCOUNTING POLICIES AND APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
For a description of our significant accounting policies, see Note 1 in our 2023 Form 10-K. Of these policies, the following are considered critical to an understanding of our consolidated financial statements as they require the application of the most subjective and the most complex judgments: Acquisitions (Note 1D); Fair Value (Note 1E); Revenues (Note 1G); Asset

Impairments (Note 1M); Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives (Note 1N); Tax Assets and Liabilities and Income Tax Contingencies (Note 1Q); Pension and Postretirement Benefit Plans (Note 1R); and Legal and Environmental Contingencies (Note 1S).
For a discussion about the critical accounting estimates and assumptions impacting our consolidated financial statements, see the Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions section within MD&A of our 2023 Form 10-K. See also Note 1C in our 2023 Form 10-K for a discussion about the risks associated with estimates and assumptions.
For a discussion of a recently adopted accounting standard, see Note 1B.
ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Total Revenues by Geography

The following presents worldwide Total revenues by geography:
	Three Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS)	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023	% Change
Operating segments:
Biopharma	$14,604	$18,173	$9,426	$8,598	$5,178	$9,575	(20)	10	(46)
Business Innovation	275	313	88	113	187	200	(12)	(22)	(7)
Total revenues	$14,879	$18,486	$9,514	$8,711	$5,365	$9,775	(20)	9	(45)

The following provides an analysis of the worldwide change in Total revenues by geographic areas in the first quarter of 2024 compared to the first quarter of 2023:
	Three Months Ended March 31, 2024
(MILLIONS)	Worldwide	U.S.	International
Operational growth/(decline):
Worldwide declines from Comirnaty	$(2,708)	$(211)	$(2,498)
Worldwide declines from Paxlovid	(2,030)	(160)	(1,870)
Decline in oncology biosimilars, largely due to lower net price in the U.S.	(148)	(141)	(7)
Decreased revenues from Sulperazon, largely driven by lower demand in China in the first quarter of 2024 as compared to the first quarter of 2023	(145)	—	(145)
Revenues from legacy Seagen, which was acquired in December 2023	742	713	29
Worldwide growth from the Vyndaqel family, Eliquis, the Prevnar family, Xtandi and Nurtec ODT/Vydura, partially offset by worldwide declines from Ibrance, Xeljanz and Inlyta	681	566	115
Revenues from Abrysvo, primarily driven by the launch of the older adult indication in the U.S. in July 2023	145	131	14
Other operational factors, net	(36)	(95)	59
Operational growth/(decline), net	(3,500)	803	(4,303)

Unfavorable impact of foreign exchange	(107)	—	(107)
Total revenues increase/(decrease)	$(3,607)	$803	$(4,410)
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

The following presents information about product revenue deductions:
	Three Months Ended
(MILLIONS)	March 31, 2024	April 2, 2023
Medicare rebates	$720	$225
Medicaid and related state program rebates	609	411
Performance-based contract rebates	1,382	1,192
Chargebacks	2,751	2,285
Sales allowances	1,493	1,516
Sales returns and cash discounts(a)	(183)	513
Total	$6,773	$6,141
(a)The 2024 amount includes a $771 million favorable final adjustment to the estimated non-cash Paxlovid revenue reversal of $3.5 billion recorded in the fourth quarter of 2023 (see Note 13C).
Product revenue deductions are primarily a function of product sales volume, mix of products sold, contractual or legislative discounts and rebates.
For information on our accruals for product revenue deductions, including the balance sheet classification of these accruals, see Note 1C.

Total Revenues––Selected Product Discussion
Biopharma

(MILLIONS)			Revenue		% Change
Product	Global Revenues	Region	March 31, 2024	April 2, 2023	Total	Oper.	Operational Results Commentary
Eliquis	$2,040 Up 10% (operationally)	U.S.	$1,413	$1,261	12
Growth driven primarily by continued oral anti-coagulant adoption and market share gains in the non-valvular atrial fibrillation indication in the U.S. and certain markets in Europe, partially offset by declines due to loss of patent-based exclusivity and generic competition in certain international markets.

		Int’l.	626	613	2	5
		Worldwide	$2,040	$1,874	9	10
Paxlovid	$2,035 Down 50% (operationally)	U.S.	$1,800	$1,960	(8)
Declines primarily driven by:
• lower contractual deliveries in most international markets and in the U.S. as a result of the transition to traditional commercial market sales; and
• lower demand in China due to the non-recurrent surge in COVID-19 infection during the first quarter of 2023, partially offset by:
• a $771 million favorable final adjustment to the estimated non-cash revenue reversal of $3.5 billion recorded in the fourth quarter of 2023 (see Note 13C).

		Int’l.	234	2,109	(89)	(89)
		Worldwide	$2,035	$4,069	(50)	(50)
Prevnar family	$1,691 Up 7% (operationally)	U.S.	$1,149	$1,084	6		Growth primarily driven by the pediatric indication in the U.S. due to favorable timing of government purchases and higher patient demand in the private market, as well as strong uptake of the adult indication in certain international markets, partially offset by fewer adult vaccinations in the U.S.
		Int’l.	542	518	5	8
		Worldwide	$1,691	$1,602	6	7
Vyndaqel family	$1,137 Up 66% (operationally)	U.S.	$751	$384	96		Growth largely driven by continued strong uptake of the ATTR-CM indication, primarily in the U.S. and developed markets in Europe.
		Int’l.	386	302	28	28
		Worldwide	$1,137	$686	66	66
Ibrance	$1,054 Down 7% (operationally)	U.S.	$679	$750	(9)		Declines primarily driven by lower demand globally due to competitive pressure and price decreases in certain international developed markets.
		Int’l.	375	394	(5)	(4)
		Worldwide	$1,054	$1,144	(8)	(7)
Xtandi	$418 Up 23% (operationally)	U.S.	$418	$339	23		Growth largely driven by strong patient demand and higher net price mainly due to favorable changes in channel mix.
		Int’l.	—	—	—	—
		Worldwide	$418	$339	23	23
Comirnaty	$354 Down 88% (operationally)	U.S.	$118	$329	(64)
Declines largely driven by lower contractual deliveries and demand in international markets as well as lower U.S. volumes, reflecting the anticipated seasonality of demand for vaccinations and as certain markets, including the U.S., transition to traditional commercial market sales.

		Int’l.	236	2,735	(91)	(91)
		Worldwide	$354	$3,064	(88)	(88)
Padcev	$341 *	U.S.	$334	$—	*		Growth driven by the acquisition of Seagen in the fourth quarter of 2023.
		Int’l.	7	—	*	*
		Worldwide	$341	$—	*	*
Adcetris	$257 *	U.S.	$252	$—	*		Growth driven by the acquisition of Seagen in the fourth quarter of 2023.
		Int’l.	5	—	*	*
		Worldwide	$257	$—	*	*
Inlyta	$237 Down 8% (operationally)	U.S.	$141	$155	(9)		Declines primarily driven by lower demand in the U.S. as well as lower volumes and lower net price in international developed markets.
		Int’l.	96	104	(8)	(7)
		Worldwide	$237	$259	(9)	(8)
Xeljanz	$194 Down 17% (operationally)	U.S.	$74	$90	(18)
Declines driven primarily by decreased prescription volumes globally resulting from ongoing shifts in prescribing patterns related to label changes, as well as lower net price in the U.S. due to unfavorable changes in channel mix and the impact of regulatory exclusivity expiry in Canada.

		Int’l.	120	147	(18)	(17)
		Worldwide	$194	$237	(18)	(17)
Nurtec ODT/Vydura	$178 Up 7% (operationally)	U.S.	$167	$163	3
Growth primarily driven by strong patient demand in the U.S. largely offset by lower net price in the U.S. due to unfavorable changes in channel mix, as well as recent launches in international markets.

		Int’l.	10	4	*	*
		Worldwide	$178	$167	7	7
Abrysvo	$145 *	U.S.	$131	$—	*		Growth primarily driven by the launch of the older adult indication in the U.S. in July 2023.
		Int’l.	14	—	*	*
		Worldwide	$145	$—	*	*

Business Innovation

(MILLIONS)			Revenue		% Change
Operating Segment	Global Revenues	Region	March 31, 2024	April 2, 2023	Total	Oper.	Operational Results Commentary
Business Innovation	$275 Down 12% (operationally)	U.S.	$88	$113	(22)
Declines primarily driven by lower manufacturing of divested products under manufacturing and supply agreements, partially offset by growth in manufacturing-related services as well as an increase in R&D services to select innovative biotech companies under our Pfizer Ignite operations.

		Int’l.	187	200	(7)	(6)
		Worldwide	$275	$313	(12)	(12)
*    Indicates calculation not meaningful.
See the Item 1. Business—Patents and Other Intellectual Property Rights section of our 2023 Form 10-K for information regarding the expiration of various patent rights, Note 12 for a discussion of recent developments concerning patent and product litigation relating to certain of the products discussed above and Note 13C for additional information regarding the primary indications or class of the selected products discussed above.
Costs and Expenses

Costs and expenses follow:
	Three Months Ended
(MILLIONS)	March 31, 2024	April 2, 2023	% Change
Cost of sales	$3,379	$4,886	(31)
Percentage of Total revenues	22.7%	26.4%
Selling, informational and administrative expenses	3,495	3,418	2
Research and development expenses	2,493	2,505	—
Acquired in-process research and development expenses	—	21	(100)
Amortization of intangible assets	1,308	1,103	19
Restructuring charges and certain acquisition-related costs	102	9	*
Other (income)/deductions—net	680	275	*
* Indicates calculation not meaningful.
First Quarter of 2024 vs. First Quarter of 2023
Cost of Sales
Cost of sales decreased $1.5 billion in the first quarter of 2024, primarily due to:
•reductions of $1.9 billion and $440 million from lower sales of Comirnaty and Paxlovid, respectively, partially offset by:
•an impact of $420 million from our Seagen acquisition, inclusive of the amortization of the fair value step-up of inventory.
The decrease in Cost of sales as a percentage of Total revenues in the first quarter of 2024 was driven primarily by favorable changes in sales mix, including lower sales of Comirnaty which resulted in a lower related charge for the 50% gross profit split with BioNTech and applicable royalty expenses; and, to a much lesser extent, the impact of a $771 million favorable final adjustment to the non-cash Paxlovid revenue reversal, partially offset by the amortization of the fair value step-up of inventory related to the Seagen acquisition, as well as lower sales of Paxlovid.
Certain of our vaccines, including Comirnaty, are subject to seasonality of demand, with a greater portion of revenues and related cost of sales anticipated in the fall and winter seasons. See also The Global Economic Environment––COVID-19 section for information about our COVID-19 products.
Selling, Informational and Administrative Expenses
Selling, informational and administrative expenses increased $77 million in the first quarter of 2024, primarily due to:
•an increase of $220 million in marketing and promotional expenses for recently acquired and launched products, partially offset by:
•a decrease of $180 million in marketing and promotional expenses for Paxlovid and Comirnaty.
Research and Development Expenses
Research and development expenses were relatively flat in the first quarter of 2024, primarily due to:
•lower spending of $320 million as a result of our cost realignment program as well as lower spending on certain ongoing vaccine programs,

largely offset by:
•increased investments of $300 million, mainly to develop certain medicines acquired from Seagen.
Amortization of Intangible Assets
Amortization of intangible assets increased $205 million in the first quarter of 2024 primarily driven by an increase of $140 million related to assets reclassified in 2023 from IPR&D to developed technology rights and $130 million of amortization from our December 2023 acquisition of Seagen, partially offset by a decrease of $80 million from fully amortized assets.
Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
Realigning our Cost Base Program––This program, described in Note 3A, is expected to deliver net cost savings of at least $4 billion, to be achieved primarily from 2023 through 2024.
Certain qualifying costs for these programs in all periods since inception were recorded and reflected as Certain Significant Items and excluded from our non-GAAP measure of Adjusted Income. See the Non-GAAP Financial Measure: Adjusted Income section within MD&A.
In connection with our acquisition of Seagen, we are focusing our efforts on achieving an appropriate cost structure for the combined company. We expect to generate approximately $1 billion of annual cost synergies, to be achieved by 2026. The one-time costs to generate these synergies are expected to be approximately $1.5 billion, incurred primarily from 2023 through 2025.
The program savings discussed above may be rounded and represent approximations. In addition to these programs, we continuously monitor our operations for cost reduction and/or productivity opportunities, especially in light of the losses of exclusivity and the expiration of collaborative arrangements for various products. Improvement of gross margin will continue to be an important focus for the Company going forward.
Other (Income)/Deductions—Net
The unfavorable period-over-period change of $406 million was primarily driven by higher net interest expense and lower dividend income, partially offset by net gains on equity securities in the first quarter of 2024 versus net losses on equity securities in the first quarter of 2023. See Note 4.
Provision/(Benefit) for Taxes on Income

	Three Months Ended
(MILLIONS)	March 31, 2024	April 2, 2023	% Change
Provision/(benefit) for taxes on income	$293	$715	(59)
Effective tax rate on continuing operations	8.6%	11.4%
For information about our effective tax rate and the events and circumstances contributing to the changes between periods, as well as details about discrete elements that impacted our tax provisions, see Note 5.

Cash paid for income taxes, net of refunds, consisted of:
	Year Ended December 31,
(MILLIONS)	2023	2022	2021
United States	$1,923	$3,867	$4,455
International	1,224	4,000	2,972
Total	$3,147	$7,867	$7,427
Changes in Tax Laws––Many countries outside the U.S. have enacted legislation for global minimum taxation resulting from the Organization for Economic Co-operation and Development’s (OECD) Base Erosion and Profit Shifting “Pillar 2” project. The EU has approved a directive requiring member states to incorporate the OECD provisions into their respective domestic laws, and countries outside the EU are also enacting the provisions into their domestic law. The provisions are generally effective for Pfizer in 2024, though significant details and guidance around the provisions are still pending. Income tax expense could be adversely affected as the legislation becomes effective in countries in which we do business, and such impact could be material to our results of operations. We continue to monitor pending OECD guidance and legislation enactment and implementation by individual countries.

PRODUCT DEVELOPMENTS
A comprehensive update of Pfizer’s development pipeline was published as of May 1, 2024 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
This section provides information as of the date of this filing about significant marketing application-related regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan.
The table below includes filing and approval milestones for products that have occurred in the last twelve months and generally does not include approvals that may have occurred prior to that time. The table includes filings with regulatory decisions pending (even if the filing occurred outside of the last twelve-month period).
Products

PRODUCT	INDICATION OR PROPOSED INDICATION	APPROVED/FILED*
		U.S.	EU	JAPAN
COVID-19 Vaccine (pediatric)(a)	Active immunization to prevent COVID-19 caused by SARS-CoV-2 for individuals 6 months through 4 years of age	Authorized September 2023	Approved August 2023	Approved September 2023
	Active immunization to prevent COVID-19 caused by SARS-CoV-2 for individuals 5 through 11 years of age	Authorized September 2023	Approved August 2023	Approved September 2023
Comirnaty (COVID-19 Vaccine)(b)	Active immunization to prevent COVID-19 caused by SARS-CoV-2 in individuals 12 years of age and older	Approved September 2023	Approved August 2023	Approved September 2023
Ngenla (somatrogon)(c)	Pediatric growth hormone deficiency	Approved June 2023	Approved February 2022	Approved January 2022
Prevnar 20/Apexxnar (Vaccine)	Active immunization to prevent pneumonia, invasive disease and otitis media caused by Streptococcus pneumoniae (adults)	Approved June 2021	Approved February 2022	Filed September 2023
	Active immunization to prevent pneumonia, invasive disease and otitis media caused by Streptococcus pneumoniae (pediatric)	Approved April 2023	Approved March 2024	Approved March 2024
TicoVac (Vaccine)	Active immunization to prevent tick-borne encephalitis disease	Approved August 2021		Approved March 2024
Paxlovid(d) (nirmatrelvir and ritonavir)	COVID-19 in high-risk adults	Approved May 2023	Approved February 2023	Approved July 2023
Nurtec ODT/Vydura (rimegepant)	Acute treatment of migraine with or without aura (adults)	Approved February 2020	Approved April 2022
	Prevention of episodic migraine (adults)	Approved May 2021	Approved April 2022
Litfulo/Ritfulo (ritlecitinib)	Alopecia areata	Approved June 2023	Approved September 2023	Approved June 2023
Zavzpret (zavegepant) (intranasal)	Acute treatment of migraine with or without aura (adults)	Approved March 2023
Penbraya (PF-06886992) (Vaccine)	Active immunization to prevent serogroups ABCWY meningococcal infections (adolescent and young adults)	Approved October 2023	Filed June 2023
Abrysvo (Vaccine)	Active immunization to prevent RSV infection (maternal)	Approved August 2023	Approved August 2023	Approved January 2024
	Active immunization to prevent RSV infection (older adults)	Approved May 2023	Approved August 2023	Approved March 2024
Velsipity (etrasimod)	Ulcerative colitis (moderately to severely active)	Approved October 2023	Approved February 2024
Braftovi (encorafenib) and Mektovi (binimetinib)	BRAFV600E-mutant metastatic non-small cell lung cancer (adults)	Approved October 2023	Filed October 2023(e)
Elrexfio (elranatamab)	Multiple myeloma triple-class relapsed/refractory	Approved August 2023	Approved December 2023	Approved March 2024

PRODUCT	INDICATION OR PROPOSED INDICATION	APPROVED/FILED*
		U.S.	EU	JAPAN
Talzenna (talazoparib)	Combination with Xtandi (enzalutamide) for adult patients with HRR gene-mutated mCRPC(f)	Approved June 2023	Approved January 2024	Approved January 2024
	Treatment of BRCA gene-mutated, HER2-negative, inoperable or recurrent breast cancer who have been treated with cancer chemotherapy	Approved October 2018	Approved June 2019	Approved January 2024
Beqvez (fidanacogene elaparvovec)(g)	Hemophilia B (adults)	Approved April 2024	Filed May 2023
Xtandi (enzalutamide)(h)	nmCSPC with biochemical recurrence at high risk for metastasis (high-risk BCR)	Approved November 2023	Approved April 2024
marstacimab (PF-06741086)	Hemophilia A and B	Filed December 2023	Filed October 2023	Filed February 2024
Emblaveo (aztreonam-avibactam)(i)	Treatment of infections caused by Gram-negative bacteria with limited or no treatment options		Approved April 2024
Padcev (enfortumab vedotin-ejfv)(j)	In combination with Keytruda(k) (pembrolizumab) for locally advanced or metastatic urothelial cancer (adults)	Approved December 2023	Filed January 2024	Filed January 2024
Tivdak (tisotumab vedotin-tftv)(l)	Recurrent or metastatic cervical cancer with disease progression on or after first-line therapy (adults)	Approved(m) April 2024	Filed February 2024
Tukysa (tucatinib)	In combination with trastuzumab for HER2-positive metastatic colorectal cancer that has progressed following treatment with fluoropyrimidine-, oxaliplatin-, and irinotecan-based chemotherapy	Approved January 2023
*For the U.S., the filing date is the date on which the FDA accepted our submission. For the EU, the filing date is the date on which the EMA validated our submission.
(a)In September 2023, Pfizer and BioNTech announced the FDA granted EUA for the Omicron XBB.1.5-adapted monovalent COVID-19 vaccine for individuals 6 months through 4 years of age and 5 through 11 years of age (Pfizer-BioNTech COVID-19 Vaccine (2023-2024 Formula)).
(b)In September 2023, Pfizer and BioNTech announced the FDA approved a regulatory application for their Omicron XBB.1.5-adapted monovalent COVID-19 vaccine for individuals 12 years of age and older (Comirnaty (COVID-19 Vaccine, mRNA, 2023-2024 Formula)).
(c)Being developed in collaboration with OPKO Health, Inc. (OPKO).
(d)Previously authorized under EUA in the U.S. (December 2021) and approved by the FDA in high-risk adults (May 2023). Remains under EUA for children (12-18 years of age; >88lbs) in the U.S.
(e)Pierre Fabre is the Marketing Authorization Holder for Braftovi (encorafenib) and Mektovi (binimetinib) in the EU.
(f)Listed indication applies to U.S. only. EU indication (all comers): mCRPC in whom chemotherapy is not clinically indicated; Japan indication: BRCA gene-mutated mCRPC.
(g)Being developed in collaboration with Spark Therapeutics, Inc.
(h)Being developed in collaboration with Astellas.
(i)Being developed in collaboration with AbbVie Inc, (Abbvie). AbbVie has the exclusive commercialization rights to this investigative therapy in the U.S. and Canada; Pfizer leads the joint development program and has commercialization rights in all other countries.
(j)Being developed in collaboration with Astellas.
(k)Keytruda is a registered trademark of Merck Sharp & Dohme Corp.
(l)Being developed in collaboration with Genmab A/S.
(m)April 2024 approval date in the U.S. refers to the conversion of a prior accelerated approval to full approval.

The following provides information about additional indications and new drug candidates in late-stage development:

	PRODUCT/CANDIDATE	PROPOSED DISEASE AREA
LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS	Ibrance (palbociclib)(a)	ER+/HER2+ metastatic breast cancer
	Talzenna (talazoparib)	Combination with Xtandi (enzalutamide) for DNA Damage Repair-deficient mCSPC
	Ngenla (somatrogon)(b)	Adult growth hormone deficiency
	Braftovi (encorafenib) and Erbitux® (cetuximab)(c)	First-line BRAFV600E-mutant mCRC
	Paxlovid (nirmatrelvir; ritonavir)	COVID-19 in high-risk children (6-11 years of age; >88lbs)
	Litfulo (ritlecitinib)	Vitiligo
	Elrexfio (elranatamab)	Multiple myeloma double-class exposed
Newly diagnosed multiple myeloma post-transplant maintenance
Newly diagnosed multiple myeloma transplant-ineligible
Multiple myeloma resistant refractory
	Oxbryta (voxelotor)	Sickle cell disease (pediatric)
Leg ulcers in patients with sickle cell disease
	Eliquis (apixaban)(d)	Venous thromboembolism (pediatric)
	Abrysvo (vaccine)	Active immunization to prevent RSV infection in adults (18-59)
	Padcev (enfortumab vedotin)(e)	Cisplatin-ineligible/decline muscle-invasive bladder cancer
Cisplatin-eligible muscle-invasive bladder cancer
	Tukysa (tucatinib)	HER2+ adjuvant breast cancer
2nd line/3rd line HER2+ metastatic breast cancer
1st line HER2+ maintenance metastatic breast cancer
1st line HER2+ metastatic colorectal cancer
	Adcetris (brentuximab vedotin)(f)	Diffuse large B-cell lymphoma
NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT	giroctocogene fitelparvovec (PF-07055480)(g)	Hemophilia A
	PF-06425090 (Vaccine)	Immunization to prevent primary clostridioides difficile infection
	sasanlimab (PF-06801591)	Combination with Bacillus Calmette-Guerin for non-muscle-invasive bladder cancer
	fordadistrogene movaparvovec (PF-06939926)	Duchenne muscular dystrophy (ambulatory)
	VLA15 (PF-07307405) vaccine(h)	Immunization to prevent Lyme disease
	PF-07252220 (quadrivalent mRNA-based vaccine)	Immunization to prevent influenza
	vepdegestrant (PF-07850327)(i)	Breast cancer metastatic - 2nd line ER+/HER2-
	inclacumab (PF-07940370)	Sickle cell disease
	Ibrance + vepdegestrant(i)	ER+/HER2- metastatic breast cancer
	dazukibart (PF-06823859)	Dermatomyositis, polymyositis
	disitamab vedotin(j)	1st line HER2 (≥IHC1+) metastatic urothelial cancer
	PF-07926307 (COVID/flu combo vaccine)(k)	Immunization to prevent COVID infection and influenza
	sisunatovir (PF-07923568)	Respiratory syncytial virus infection (adults)
	sigvotatug vedotin (PF-08046047)	2nd line non-small cell lung cancer
	osivelotor (PF-07940367)	Sickle cell disease
	atirmociclib (PF-07220060)	2nd line metastatic breast cancer
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
(f)Being developed in collaboration with Takeda. Takeda has ex-U.S./Canada rights.
(g)Being developed in collaboration with Sangamo Therapeutics, Inc.
(h)Being developed in collaboration with Valneva SE.
(i)Vepdegestrant is being developed in collaboration with Arvinas, Inc.
(j)Being developed in collaboration with RemeGen Co., Ltd.
(k)Being developed in collaboration with BioNTech.
For additional information about our R&D organization, see Note 13 and the Item 1. Business—Research and Development section of our 2023 Form 10-K. For additional information regarding certain collaboration arrangements see the Item 1. Business—Collaboration and Co-Promotion Agreements section of our 2023 Form 10-K.

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
(b)The short-term incentive plans for substantially all non-sales-force employees worldwide are funded from a pool based on our performance, measured in significant part versus three budgeted metrics, one of which is Adjusted diluted EPS (as defined for annual incentive compensation purposes), which is derived from Adjusted income and accounts for 40% of the bonus pool funding tied to financial performance. Additionally, the payout for performance share awards is determined in part by Adjusted net income, which is derived from Adjusted income. Since 2022, we no longer exclude any expenses for acquired IPR&D from our non-GAAP Adjusted results but we continue to exclude certain of these expenses for our financial results for annual incentive compensation purposes. The bonus pool funding, which is largely based on financial performance, may be adjusted by our R&D pipeline performance, as measured by three metrics, and performance against certain of our ESG metrics, and may be further modified by our Compensation Committee’s assessment of other factors.
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
Acquisition-Related Items—Adjusted income excludes certain acquisition-related items, which are composed of transaction, integration, restructuring charges and additional depreciation costs for business combinations because these costs are unique to each transaction and represent costs that were incurred to restructure and integrate businesses as a result of an acquisition. We have made no adjustments for resulting synergies. Acquisition-related items may include purchase accounting impacts such as the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value, depreciation related to the increase/decrease in fair value of acquired fixed assets, amortization related to the increase in fair value of acquired debt, and the fair value changes for contingent consideration.

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
Certain Significant Items—Adjusted income excludes certain significant items representing substantive and/or unusual items that are evaluated individually on a quantitative and qualitative basis. Certain significant items may be highly variable and difficult to predict. Furthermore, in some cases it is reasonably possible that they could reoccur in future periods. For example, although major non-acquisition-related cost-reduction programs are specific to an event or goal with a defined term, we may have subsequent programs based on reorganizations of the business, cost productivity or in response to LOE or economic conditions. Legal charges to resolve litigation are also related to specific cases, which are facts and circumstances specific and, in some cases, may also be the result of litigation matters at acquired companies that were inestimable, not probable or unresolved at the date of acquisition, or legal matters related to divested products or businesses. Gains and losses on equity securities and pension and postretirement actuarial remeasurement gains and losses have a very high degree of inherent market volatility, which we do not control and cannot predict with any level of certainty, and we do not believe including these gains and losses assists investors in understanding our business or is reflective of our core operations and business. Unusual items represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. See the Reconciliations of GAAP Reported to Non-GAAP Adjusted information—Certain Line Items below for a non-inclusive list of certain significant items and the Non-GAAP Financial Measure: Adjusted Income section within MD&A of our 2023 Form 10-K.
Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended March 31, 2024
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a), (b)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$3,379	$3,495	$680	$3,115	$0.55
Amortization of intangible assets	—	—	—	1,308
Acquisition-related items	(317)	(7)	(3)	508
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(c)	(20)	(29)	—	(17)
Certain asset impairments(d)	—	—	(109)	109
(Gains)/losses on equity securities	—	—	25	(25)
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	(3)	3
Other(e)	(6)	(5)	(294)	307
Income tax provision—non-GAAP items				(636)
Non-GAAP Adjusted	$3,036	$3,454	$296	$4,674	$0.82

	Three Months Ended April 2, 2023
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a), (b)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$4,886	$3,418	$275	$5,543	$0.97
Amortization of intangible assets	—	—	—	1,103
Acquisition-related items	(97)	(2)	18	163
Discontinued operations	—	—	—	(1)
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(c)	(32)	(59)	—	30
Certain asset impairments(d)	—	—	(264)	264
(Gains)/losses on equity securities(d)	—	—	(452)	452
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	(8)	8
Other(e)	(10)	(6)	107	(88)
Income tax provision—non-GAAP items				(437)
Non-GAAP Adjusted	$4,746	$3,350	$(324)	$7,036	$1.23
(a)Items that reconcile GAAP Reported to non-GAAP Adjusted balances are shown pre-tax. Our effective tax rates for GAAP Reported income from continuing operations were 8.6% in the three months ended March 31, 2024 and 11.4% in the three months ended April 2, 2023. See Note 5. Our effective tax rates for non-GAAP Adjusted income were 16.6% in the three months ended March 31, 2024 and 14.0% in the three months ended April 2, 2023.
(b)The amounts for the three months ended March 31, 2024 and April 2, 2023 include reconciling amounts for Research and development expenses that are not material to our non-GAAP consolidated results of operations.
(c)Includes employee termination costs, asset impairments and other exit costs related to our cost-reduction and productivity initiatives not associated with acquisitions. See Note 3.
(d)See Note 4.
(e)For the three months ended March 31, 2024, the total Other (income)/deductions––net adjustment of $294 million includes charges of (i) $246 million mostly related to our equity-method accounting pro-rata share of intangible asset amortization, impairments and restructuring costs recorded by Haleon, as well as adjustments to our equity-method basis differences associated with the impact of Haleon’s brand sales and intangible asset impairments and changes in Haleon’s tax rates on intangible asset-related deferred tax liabilities and (ii) $208 million for certain legal matters, primarily representing certain product liability expenses related to products discontinued and/or divested by Pfizer, partially offset by (iii) a $150 million gain on the partial sale of our investment in Haleon. For the three months ended April 2, 2023, the total Other (income)/deductions––net adjustment of $107 million primarily included dividend income of $211 million from our investment in Nimbus resulting from Takeda’s acquisition of Nimbus’s oral, selective allosteric tyrosine kinase 2 (TYK2) inhibitor program subsidiary, partially offset by charges of (i) $50 million mostly related to our equity-method accounting pro-rata share of intangible asset amortization and impairments, costs of separating from GSK and restructuring costs recorded by Haleon, and (ii) $36 million for certain legal matters, primarily for certain product liability expenses related to products discontinued and/or divested by Pfizer.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(MILLIONS)	March 31, 2024	April 2, 2023	Drivers of change
Cash provided by/(used in):
Operating activities	$1,090	$1,212	The change was primarily driven by a decrease in net income adjusted for non-cash items and the timing of receipts and payments in the ordinary course of business.
Investing activities	$1,732	$3,315	The change was driven mainly by $5.7 billion greater net purchases of short-term investments in 2024, partially offset by $3.5 billion of proceeds from the partial sale of the Haleon investment.
Financing activities	$(4,931)	$(2,771)	Change was driven mainly by $1.2 billion greater net payments on short-term borrowings and $1.0 billion greater repayments of long-term debt in 2024.
ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK
Our historically robust operating cash flows, which we expect to continue over time, is a key strength of our liquidity and capital resources and our primary funding source. We believe as a result of this, together with our financial assets, access to capital markets, revolving credit agreements, and available lines of credit, we have and will maintain the ability to meet our liquidity needs to support ongoing operations, our capital allocation objectives, and our contractual and other obligations for the foreseeable future. For information about the sources and uses of our funds and capital resources, as well as our operating cash flows, see our Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets, Condensed

Consolidated Statements of Equity, and the Analysis of the Condensed Consolidated Statements of Cash Flows section within MD&A. For information on our money market funds, available-for sale-debt securities and long-term debt, see Note 7.
For information about our diverse sources of funds, off-balance sheet arrangements, contractual and other obligations, global economic conditions and market risk, see the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk section within MD&A of our 2023 Form 10-K. For more information on guarantees and indemnifications, see Note 12B.

Credit Ratings––The cost and availability of financing are influenced by credit ratings, and an increase or decrease in our credit rating could have a beneficial or adverse effect on financing. Our long-term debt is rated high-quality by both S&P and Moody’s.

As of the date of the filing of this Form 10-Q, the following ratings have been assigned to our commercial paper and senior unsecured long-term debt:
NAME OF RATING AGENCY	Pfizer Short-Term Rating	Pfizer Long-Term Rating	Outlook/Watch
Moody’s	P-1	A2	Stable Outlook
S&P	A-1	A	Stable Outlook
These ratings are not recommendations to buy, sell or hold securities and the ratings are subject to revision or withdrawal at any time by the rating organizations. Each rating should be evaluated independently of any other rating.
Debt Capacity––Lines of Credit––As of the date of the filing of this Form 10-Q, we had access to a total of $15 billion in committed U.S. revolving credit facilities, consisting of an $8.0 billion facility maturing in October 2024 and a $7.0 billion facility maturing in October 2028, which may be used for general corporate purposes including to support our global commercial paper borrowings. In addition to the U.S. revolving credit facilities, our lenders have provided us an additional $314 million in lines of credit, of which $283 million expire within one year. Essentially all lines of credit were unused as of the date of the filing of this Form 10-Q.
Capital Allocation Framework––Our capital allocation framework is primarily devised to enhance shareholder value and is based on three core pillars: maintaining and growing our dividend over time, reinvesting in the business and making share repurchases after de-levering our balance sheet. In April 2024, our BOD declared a dividend of $0.42 per share, payable on June 14, 2024, to shareholders of record at the close of business on May 10, 2024. As of March 31, 2024, our remaining share-purchase authorization was $3.3 billion, with no repurchases in the first three months of 2024. See Note 12 in our 2023 Form 10-K for more information on our publicly announced share-purchase plans.
In March 2024, we sold a portion of our investment in Haleon for $3.5 billion (see Note 2B). Our intentions with respect to our remaining Haleon stake are set out in our Schedule 13D (as amended) initially filed with the SEC on July 27, 2022.
NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standard
See Note 1B.

Recently Issued Accounting Standards, Not Adopted as of March 31, 2024
Standard/Description	Effective Date	Effect on the Financial Statements
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
	2024 for annual reports and 2025 for interim reports. Early adoption is permitted.	This new guidance will result in increased disclosures in the notes to our financial statements.
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
In particular, forward-looking information in this Form 10-Q includes statements relating to specific future actions, performance and effects, including, among others, the expected benefits of the organizational changes to our operations; our anticipated operating and financial performance; our ongoing efforts to respond to COVID-19, including our plans and expectations regarding Comirnaty and Paxlovid, and any potential future vaccines or treatments, including anticipated revenue and expectations for the commercial market for Comirnaty and Paxlovid; our expectations regarding the impact of COVID-19 on our business; the expected seasonality of demand for certain of our vaccines, including Comirnaty; expected patent terms; the expected impact of patent expiries and generic and biosimilar competition; the expected pricing pressures on our products and the anticipated impact to our business; the benefits expected from our business development transactions, including our December 2023 acquisition of Seagen; our anticipated cash flows and liquidity position; the anticipated costs, savings and potential benefits from certain of our initiatives, including our enterprise-wide Realigning our Cost Base program, which we launched in October 2023; our expectations regarding the impact from the 2023 tornado on our manufacturing facility in Rocky Mount, NC; our planned capital spending; and our capital allocation framework.
Given their nature, we cannot assure that any outcome expressed in these forward-looking statements will be realized in whole or in part. Actual outcomes may vary materially from past results and those anticipated, estimated, implied or projected. These forward-looking statements may be affected by underlying assumptions that may prove inaccurate or incomplete, or by known or unknown risks and uncertainties, including those described in this section and in the Item 1A. Risk Factors section in our 2023 Form 10-K.
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
Some of the factors that could cause actual results to differ are identified below, as well as those discussed in the Item 1A. Risk Factors section in our 2023 Form 10-K and within MD&A. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. The occurrence of any of the risks identified below, in the Item 1A. Risk Factors section in our 2023 Form 10-K or within MD&A, or other risks currently unknown, could have a material adverse effect on our business, financial condition or results of operations, or we may be required to increase our accruals for contingencies. It is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties:
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
•the success and impact of external business development activities, such as the December 2023 acquisition of Seagen, including the ability to identify and execute on potential business development opportunities; the ability to satisfy the conditions to closing of announced transactions in the anticipated time frame or at all; the ability to realize the anticipated benefits of any such transactions in the anticipated time frame or at all; the potential need for and impact of additional equity or debt financing to pursue these opportunities, which has in the past and could in the future result in increased leverage and/or a downgrade of our credit ratings and could limit our ability to obtain future financing; challenges integrating the businesses and operations; disruption to business and operations relationships; risks related to growing revenues for certain acquired or partnered products; significant transaction costs; and unknown liabilities;
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
•risks and uncertainties related to our efforts to continue to develop and commercialize Comirnaty and Paxlovid or any potential future COVID-19 vaccines, treatments or combinations, as well as challenges related to their manufacturing, supply and distribution, including, among others, the risk that as the market for COVID-19 products continues to become more endemic and seasonal, demand for our COVID-19 products has and may continue to be reduced or not meet expectations, or may no longer exist, which has and may continue to lead to reduced revenues, excess inventory on-hand and/or in the channel which, for Paxlovid and Comirnaty, resulted in significant inventory write-offs in 2023 and could continue to result in inventory write-offs, or other unanticipated charges; challenges related to the transition to the commercial market for our COVID-19 products; uncertainties related to the public’s adherence to vaccines, boosters, treatments or combinations; risks related to our ability to accurately predict or achieve our revenue forecasts for Comirnaty and Paxlovid or any potential future COVID-19 vaccines or treatments; and potential third-party royalties or other claims related to Comirnaty or Paxlovid;
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
•any significant issues related to our JVs and other third-party business arrangements, including modifications or disputes related to supply agreements or other contracts with customers including governments or other payors;
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
•governmental laws and regulations affecting our operations, including, without limitation, the IRA, changes in laws and regulations or their interpretation, including, among others, changes in tax laws and regulations internationally and in the U.S., the adoption of global minimum taxation requirements outside the U.S. generally effective in most jurisdictions since January 1, 2024 and potential changes to existing tax law by the current U.S. Presidential administration and Congress, including the House-passed bill called “Tax Relief for American Families and Workers Act of 2024”;
Risks Related to Intellectual Property, Technology and Security
•any significant breakdown or interruption of our information technology systems and infrastructure (including cloud services);
•any business disruption, theft of confidential or proprietary information, security threats on facilities or infrastructure, extortion or integrity compromise resulting from a cyber-attack, which may include those using adversarial artificial intelligence techniques, or other malfeasance by, but not limited to, nation states, employees, business partners or others;
•risks and challenges related to the use of software and services that include artificial intelligence-based functionality and other emerging technologies;
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required by this item is incorporated by reference from the discussion in the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk section within MD&A of our 2023 Form 10-K.
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
ITEM 1A. RISK FACTORS
We refer to the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Operating Environment and —The Global Economic Environment sections and the Forward-Looking Information and Factors That May Affect Future Results section within MD&A of this Form 10-Q and of our 2023 Form 10-K and to the Item 1A. Risk Factors section of our 2023 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following summarizes purchases of our common stock during the first quarter of 2024:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Value of Shares That May Yet Be Purchased Under the Plan(b)
January 1 through January 28, 2024	32,314	$28.79	—	$3,292,882,444
January 29 through February 25, 2024	4,918,542	$27.76	—	$3,292,882,444
February 26 through March 31, 2024	4,767,129	$27.57	—	$3,292,882,444
Total	9,717,985	$27.67	—
(a)Represents (i) 9,714,701 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive programs and (ii) the open market purchase by the trustee of 3,284 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who deferred receipt of performance share awards.
(b)See the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk—Capital Allocation Framework section within MD&A of this Form 10-Q and Note 12 in our 2023 Form 10-K.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit 10.1	Pfizer Inc. Amended and Restated 2019 Stock Plan is incorporated by reference from our Proxy Statement for the 2024 Annual Meeting of Shareholders (File No. 001-03619).
Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101:
EX-101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX-101.SCH EX-101.CAL EX-101.LAB EX-101.PRE EX-101.DEF	Inline XBRL Taxonomy Extension Schema
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

Pfizer Inc.
(Registrant)

Dated:	May 8, 2024	/s/ Jennifer B. Damico
Jennifer B. Damico Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)