Form 10-Q
period 2024-06-30
PFIZER INC
filed 2024-08-05
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

At July 31, 2024, 5,666,695,064 shares of the issuer’s voting common stock were outstanding.

DEFINED TERMS

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Form 10-Q (defined below) refer to Pfizer Inc. and its subsidiaries. Pfizer’s fiscal quarter-end for subsidiaries operating outside the U.S. is as of and for the three and six months ended May 26, 2024 and May 28, 2023, and for U.S. subsidiaries is as of and for the three and six months ended June 30, 2024 and July 2, 2023. References to “Notes” in this Form 10-Q are to the Notes to the Condensed or Consolidated Financial Statements in this Form 10-Q or in our 2023 Form 10-K. We also have used several other terms in this Form 10-Q, most of which are explained or defined below:

2023 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2023
AbbVie	AbbVie Inc.
ALK	anaplastic lymphoma kinase
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Astellas	Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.
ATTR-CM	transthyretin amyloid cardiomyopathy
Bain Capital	Bain Capital Private Equity and Bain Capital Life Sciences
Biohaven	Biohaven Pharmaceutical Holding Company Limited
BioNTech	BioNTech SE
Biopharma	Global Biopharmaceuticals Business
BMS	Bristol-Myers Squibb Company
BOD	Board of Directors
CDC	U.S. Centers for Disease Control and Prevention
Cerevel or Cerevel Therapeutics	Cerevel Therapeutics Holdings, Inc.
Comirnaty*
Unless otherwise noted, refers to, as applicable, and as authorized or approved, the Pfizer-BioNTech COVID-19 Vaccine; Comirnaty (COVID-19 Vaccine, mRNA) original monovalent formula; the Pfizer-BioNTech COVID-19 Vaccine, Bivalent (Original and Omicron BA.4/BA.5); the Pfizer-BioNTech COVID-19 Vaccine (2023-2024 Formula); Comirnaty (COVID-19 Vaccine, mRNA) 2023-2024 Formula; Comirnaty Original/Omicron BA.1; Comirnaty Original/Omicron BA.4/BA.5; Comirnaty Omicron XBB.1.5; and Comirnaty JN.1.

COVID-19	novel coronavirus disease of 2019
Developed Markets	Includes, but is not limited to, the following markets: Western Europe, Japan, Canada, Central Europe, Australia, Scandinavian countries, South Korea, the Balkans, New Zealand and Finland
DMD	Duchenne muscular dystrophy
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Africa, the Middle East, certain Eastern European countries and Turkey
EPS	earnings per share
ESG	Environmental, Social and Governance
EU	European Union
EUA	emergency use authorization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Form 10-Q	This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024
GAAP	Generally Accepted Accounting Principles
GSK	GSK plc
Haleon	Haleon plc
HIPAA	Health Insurance Portability and Accountability Act of 1996
Hospira	Hospira, Inc.
HRR	homologous recombination repair
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
IRS	U.S. Internal Revenue Service
JV	joint venture
King	King Pharmaceuticals LLC (formerly King Pharmaceuticals, Inc.)
mCRC	metastatic colorectal cancer
mCRPC	metastatic castration-resistant prostate cancer
mCSPC	metastatic castration-sensitive prostate cancer
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MDL	Multi-District Litigation
Meridian	Meridian Medical Technologies, Inc.
Moody’s	Moody’s Investors Service
mRNA	messenger ribonucleic acid
Mylan	Mylan N.V.

NDA	New Drug Application
Nimbus	Nimbus Therapeutics, LLC
nmCRPC	non-metastatic castration-resistant prostate cancer
nmCSPC	non-metastatic castration-sensitive prostate cancer
NSCLC	non-small cell lung cancer
ODT	oral disintegrating tablet
ORD	Oncology Research and Development
OTC	over-the-counter
Paxlovid*	an oral COVID-19 treatment (nirmatrelvir tablets and ritonavir tablets)
PC1	Pfizer CentreOne
Pharmacia	Pharmacia LLC (formerly Pharmacia Corporation)
PP&E	Property, plant and equipment
PRD	Pfizer Research and Development
Prevnar family	Includes Prevnar 20/Apexxnar (pediatric and adult) and Prevnar 13/Prevenar 13 (pediatric and adult)
PsA	psoriatic arthritis
QTD	Quarter-to-date or three months ended
RA	rheumatoid arthritis
RCC	renal cell carcinoma
R&D	research and development
RSV	respiratory syncytial virus
S&P	Standard & Poor’s
Seagen	Seagen Inc. and its subsidiaries
SEC	U.S. Securities and Exchange Commission
Takeda	Takeda Pharmaceutical Company Limited
UC	ulcerative colitis
U.K.	United Kingdom
Upjohn Business	Pfizer’s former global, primarily off-patent branded and generics business, which included a portfolio of 20 globally recognized solid oral dose brands, including Lipitor, Lyrica, Norvasc, Celebrex and Viagra, as well as a U.S.-based generics platform, Greenstone, that was spun-off on November 16, 2020 and combined with Mylan to create Viatris
U.S.	United States
Viatris	Viatris Inc.
ViiV	ViiV Healthcare Limited
Vyndaqel family	Includes Vyndaqel, Vyndamax and Vynmac
YTD	Year-to-date or six months ended
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
(MILLIONS, EXCEPT PER SHARE DATA)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Revenues:
Product revenues(a)	$10,871	$10,766	$23,314	$26,988
Alliance revenues(a)	2,067	1,967	4,240	4,028
Royalty revenues(a)	345	273	608	477
Total revenues	13,283	13,007	28,162	31,492
Costs and expenses:
Cost of sales(b)	3,300	3,237	6,679	8,122
Selling, informational and administrative expenses(b)	3,717	3,497	7,212	6,914
Research and development expenses(b)	2,696	2,648	5,189	5,153
Acquired in-process research and development expenses	6	33	6	55
Amortization of intangible assets	1,307	1,184	2,615	2,287
Restructuring charges and certain acquisition-related costs	1,254	214	1,356	222
Other (income)/deductions––net	1,107	(75)	1,787	200
Income/(loss) from continuing operations before provision/(benefit) for taxes on income/(loss)	(103)	2,269	3,318	8,539
Provision/(benefit) for taxes on income/(loss)	(134)	(71)	159	644
Income from continuing operations	31	2,340	3,159	7,895
Discontinued operations––net of tax	17	(2)	12	(1)
Net income before allocation to noncontrolling interests	48	2,338	3,171	7,894
Less: Net income attributable to noncontrolling interests	7	11	15	24
Net income attributable to Pfizer Inc. common shareholders	$41	$2,327	$3,156	$7,870

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.01	$0.41	$0.56	$1.40
Discontinued operations––net of tax	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.01	$0.41	$0.56	$1.40

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.01	$0.41	$0.55	$1.38
Discontinued operations––net of tax	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.01	$0.41	$0.55	$1.38

Weighted-average shares––basic	5,666	5,646	5,662	5,640
Weighted-average shares––diluted	5,696	5,713	5,696	5,720
(a)See Note 1A.
(b)Exclusive of amortization of intangible assets.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
(MILLIONS)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net income before allocation to noncontrolling interests	$48	$2,338	$3,171	$7,894

Foreign currency translation adjustments, net	(70)	242	70	343
Unrealized holding gains/(losses) on derivative financial instruments, net	127	109	343	112
Reclassification adjustments for (gains)/losses included in net income(a)	(147)	(163)	(159)	140
	(21)	(54)	184	251
Unrealized holding gains/(losses) on available-for-sale securities, net	(25)	26	(77)	113
Reclassification adjustments for (gains)/losses included in net income(b)	100	16	86	(493)
	74	42	9	(379)
Reclassification adjustments related to amortization of prior service costs and other, net	(28)	(30)	(56)	(59)
Reclassification adjustments related to curtailments of prior service costs and other, net	—	(7)	—	(12)
	(28)	(37)	(56)	(72)
Other comprehensive income/(loss), before tax	(44)	193	207	143
Tax provision/(benefit) on other comprehensive income/(loss)	22	9	76	(53)
Other comprehensive income/(loss) before allocation to noncontrolling interests	$(67)	$184	$131	$196

Comprehensive income/(loss) before allocation to noncontrolling interests	$(19)	$2,522	$3,302	$8,091
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(2)	8	1	18
Comprehensive income/(loss) attributable to Pfizer Inc.	$(17)	$2,514	$3,302	$8,072
(a)Reclassified into Other (income)/deductions—net and Cost of sales. See Note 7E.
(b)Reclassified into Other (income)/deductions—net.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS)	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$1,052	$2,853
Short-term investments	6,048	9,837
Trade accounts receivable, less allowance for doubtful accounts: 2024—$468; 2023—$470	11,393	11,566
Inventories	11,447	10,189
Current tax assets	3,694	3,978
Other current assets	4,190	4,911
Total current assets	37,825	43,333
Equity-method investments	8,029	11,637
Long-term investments	3,119	3,731
Property, plant and equipment, less accumulated depreciation: 2024—$16,572; 2023—$16,045	18,957	18,940
Identifiable intangible assets	61,240	64,900
Goodwill	68,445	67,783
Noncurrent deferred tax assets and other noncurrent tax assets	7,867	3,706
Other noncurrent assets	10,710	12,471
Total assets	$216,193	$226,501

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2024—$3,745; 2023—$2,254	$11,944	$10,350
Trade accounts payable	5,106	6,710
Dividends payable	2,380	2,372
Income taxes payable	2,884	2,349
Accrued compensation and related items	2,566	2,776
Deferred revenues	2,528	2,700
Other current liabilities	16,410	20,537
Total current liabilities	43,819	47,794
Long-term debt	57,506	61,538
Pension and postretirement benefit obligations	2,040	2,167
Noncurrent deferred tax liabilities	2,227	640
Other taxes payable	6,532	8,534
Other noncurrent liabilities	16,095	16,539
Total liabilities	128,218	137,213

Commitments and Contingencies

Common stock	480	478
Additional paid-in capital	93,197	92,631
Treasury stock	(114,757)	(114,487)
Retained earnings	116,596	118,353
Accumulated other comprehensive loss	(7,816)	(7,961)
Total Pfizer Inc. shareholders’ equity	87,700	89,014
Equity attributable to noncontrolling interests	275	274
Total equity	87,975	89,288
Total liabilities and equity	$216,193	$226,501
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, March 31, 2024	9,592	$480	$92,997	(3,925)	$(114,755)	$121,318	$(7,758)	$92,282	$276	$92,558
Net income/(loss)						41		41	7	48
Other comprehensive income/(loss), net of tax							(58)	(58)	(9)	(67)
Cash dividends declared, per share: $0.84
Common stock						(4,760)		(4,760)		(4,760)
Share-based payment transactions	—	—	200	—	(2)	(2)		196		196
Other			—	—	—	—		—	—	—
Balance, June 30, 2024	9,592	$480	$93,197	(3,925)	$(114,757)	$116,596	$(7,816)	$87,700	$275	$87,975

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, April 2, 2023	9,560	$478	$92,153	(3,915)	$(114,473)	$131,101	$(8,289)	$100,970	$266	$101,236
Net income/(loss)						2,327		2,327	11	2,338
Other comprehensive income/(loss), net of tax							187	187	(3)	184
Cash dividends declared, per share: $0.82
Common stock						(4,630)		(4,630)		(4,630)
Share-based payment transactions	1	—	176	—	(8)	(4)		164		164
Other			—	—	—	—		—	—	—
Balance, July 2, 2023	9,561	$478	$92,329	(3,916)	$(114,482)	$128,796	$(8,102)	$99,019	$274	$99,293

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2024	9,562	$478	$92,631	(3,916)	$(114,487)	$118,353	$(7,961)	$89,014	$274	$89,288
Net income						3,156		3,156	15	3,171
Other comprehensive income/(loss), net of tax							145	145	(14)	131
Cash dividends declared, per share: $0.84
Common stock						(4,760)		(4,760)		(4,760)
Share-based payment transactions	30	1	566	(10)	(270)	(153)		144		144
Other			—	—	—			—	—	—
Balance, June 30, 2024	9,592	$480	$93,197	(3,925)	$(114,757)	$116,596	$(7,816)	$87,700	$275	$87,975

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2023	9,519	$476	$91,802	(3,903)	$(113,969)	$125,656	$(8,304)	$95,661	$256	$95,916
Net income						7,870		7,870	24	7,894
Other comprehensive income/(loss), net of tax							202	202	(6)	196
Cash dividends declared, per share: $0.82
Common stock						(4,630)		(4,630)		(4,630)
Share-based payment transactions	42	2	527	(12)	(512)	(101)		(85)		(85)
Other			—	—	—	—		—	—	—
Balance, July 2, 2023	9,561	$478	$92,329	(3,916)	$(114,482)	$128,796	$(8,102)	$99,019	$274	$99,293
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(MILLIONS)	June 30, 2024	July 2, 2023
Operating Activities
Net income before allocation to noncontrolling interests	$3,171	$7,894
Discontinued operations—net of tax	12	(1)
Net income from continuing operations before allocation to noncontrolling interests	3,159	7,895
Adjustments to reconcile net income from continuing operations before allocation to noncontrolling interests to net cash provided by/(used in) operating activities:
Depreciation and amortization	3,467	3,060
Asset write-offs and impairments	431	327
Deferred taxes	(1,224)	(1,471)
Share-based compensation expense	426	253
Benefit plan contributions in excess of expense/income	(338)	(322)
Other adjustments, net	260	(317)
Other changes in assets and liabilities, net of acquisitions and divestitures	(6,871)	(9,423)
Net cash provided by/(used in) operating activities	(691)	4

Investing Activities
Purchases of property, plant and equipment	(1,341)	(2,053)
Purchases of short-term investments	(1,254)	(21,006)
Proceeds from redemptions/sales of short-term investments	1,712	12,594
Net (purchases of)/proceeds from redemptions/sales of short-term investments with original maturities of three months or less	3,538	(11,217)
Purchases of long-term investments	(108)	(92)
Proceeds from redemptions/sales of long-term investments	312	172
Proceeds from partial sale of investment in Haleon(a)	3,491	—
Acquisition of business, net of cash acquired	—	(25)
Other investing activities, net	(18)	(543)
Net cash provided by/(used in) investing activities	6,332	(22,170)

Financing Activities
Proceeds from short-term borrowings	6,014	14
Payments on short-term borrowings	(4,852)	—
Net (payments on)/proceeds from short-term borrowings with original maturities of three months or less	(1,101)	22
Proceeds from issuance of long-term debt	—	30,831
Payments on long-term debt	(2,250)	(1,269)
Cash dividends paid	(4,752)	(4,618)
Other financing activities, net	(449)	(576)
Net cash provided by/(used in) financing activities	(7,390)	24,403
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	(46)	(7)
Net increase/(decrease) in cash and cash equivalents and restricted cash and cash equivalents	(1,794)	2,229
Cash and cash equivalents and restricted cash and cash equivalents, at beginning of period	2,917	468
Cash and cash equivalents and restricted cash and cash equivalents, at end of period	$1,123	$2,698
Supplemental Cash Flow Information
Cash paid/(received) during the period for:
Income taxes	$2,686	$2,025
Interest paid	1,553	821
Interest rate hedges	(2)	31

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
Pfizer’s fiscal quarter-end for subsidiaries operating outside the U.S. is as of and for the three and six months ended May 26, 2024 and May 28, 2023, and for U.S. subsidiaries is as of and for the three and six months ended June 30, 2024 and July 2, 2023.
We manage our commercial operations through three operating segments, each led by a single manager: Biopharma, PC1 and Pfizer Ignite. Biopharma is the only reportable segment. See Note 13A.
We have made certain reclassification adjustments to conform prior-period amounts to the current presentation for:
•in the first quarter of 2024, we reclassified royalty income (substantially all of which is related to Biopharma) from Other (income)/deductions––net and began presenting Royalty revenues as a separate line item within Total revenues in our consolidated statements of operations, and reclassified the associated royalty receivables from Other current assets to Trade accounts receivable, less allowance for doubtful accounts in our consolidated balance sheet;
•in the fourth quarter of 2023, we began presenting Product revenues and Alliance revenues as separate line items within Total revenues in our consolidated statements of operations; and
•segment reporting and geographic information in connection with the commercial reorganization that went into effect on January 1, 2024 (see Note 13).
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
C. Revenues and Trade Accounts Receivable
Customers––Our prescription biopharmaceutical products, with the exception of Paxlovid in 2023, are sold principally to wholesalers, but we also sell directly to retailers, hospitals, clinics, government agencies and pharmacies. We principally sold Paxlovid globally to government agencies in 2023. Our vaccines in the U.S. are primarily sold directly to the federal government (including the CDC), wholesalers, individual provider offices, retail pharmacies and integrated delivery systems. Our vaccines outside the U.S. are primarily sold to government and non-government institutions. Certain products in our portfolio are subject to seasonality of demand and Paxlovid revenues trend with infection rates.
Deductions from Revenues––Our accruals for Medicare, Medicaid and related state program and performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts are as follows:

(MILLIONS)	June 30, 2024	December 31, 2023
Reserve against Trade accounts receivable, less allowance for doubtful accounts	$1,578	$1,770
Other current liabilities:
Accrued rebates	6,726	5,546
Other accruals	529	902
Other noncurrent liabilities	569	796
Total accrued rebates and other sales-related accruals	$9,401	$9,014

PFIZER INC. AND SUBSIDIARY COMPANIES
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
During the three and six months ended June 30, 2024 and July 2, 2023, additions to the allowance for credit losses, write-offs and recoveries of customer receivables were not material to our condensed consolidated financial statements. For additional information on our trade accounts receivable, see Note 1G in our 2023 Form 10-K.
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
The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of the acquisition date, including adjustments made in the first six months of 2024 (measurement period adjustments) with a corresponding change to goodwill. The estimated values are not yet finalized (see below) and are subject to change, which could be significant. We will finalize the amounts recognized as soon as possible but no later than one year from the acquisition date.

(MILLIONS)	Amounts Recognized as of Acquisition Date (as previously reported as of December 31, 2023)	Measurement Period Adjustments(a)	Amounts Recognized as of Acquisition Date (as adjusted)
Working capital, excluding inventories	$736	$(184)	$552
Inventories(b)	4,195	(891)	3,304
Property, plant and equipment	524	(233)	291
Identifiable intangible assets, excluding in-process research and development(c)	7,970	(575)	7,395
In-process research and development	20,800	(50)	20,750
Other noncurrent assets	174	(106)	67
Net income tax accounts	(6,123)	1,313	(4,810)
Other noncurrent liabilities	(167)	50	(117)
Total identifiable net assets	28,108	(677)	27,431
Goodwill	16,126	677	16,803
Net assets acquired/total consideration transferred	$44,234	$—	$44,234
(a)The changes in the estimated fair values are primarily to better reflect market participant assumptions about facts and circumstances existing as of the acquisition date. The measurement period adjustments did not result from intervening events subsequent to the acquisition date.
(b)As adjusted, comprised of $1.2 billion current inventories and $2.1 billion noncurrent inventories.
(c)As adjusted, comprised mainly of $6.9 billion of finite-lived developed technology rights with an estimated weighted-average life of approximately 18 years.
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
•Amounts for identifiable intangible assets, inventories, contractual commitments, PP&E, and operating lease right-of-use assets and liabilities, pending finalization of valuation efforts and the completion of certain physical inventory counts.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•Amounts for income tax assets, receivables and liabilities, pending the filing of Seagen’s pre-acquisition tax returns and the receipt of information, including but not limited to that from taxing authorities, which may change certain estimates and assumptions used.
The following table provides unaudited U.S. GAAP supplemental pro forma information as if the acquisition of Seagen had occurred on January 1, 2022:

	Unaudited Supplemental Pro Forma Consolidated Results
	Three Months Ended	Six Months Ended
(MILLIONS, EXCEPT PER SHARE DATA)	July 2, 2023	July 2, 2023
Revenues	$13,611	$32,616
Net income attributable to Pfizer Inc. common shareholders	1,389	6,040
Diluted earnings per share attributable to Pfizer Inc. common shareholders	0.24	1.06
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
The unaudited supplemental pro forma financial information includes various assumptions, including those related to the preliminary purchase price allocation of the assets acquired and the liabilities assumed from Seagen. The historical U.S. GAAP financial information of Pfizer and Seagen was adjusted, primarily for the following pre-tax adjustments for the three and six months ended July 2, 2023:
•Additional amortization expense of approximately $143 million and $285 million, respectively, related to the preliminary estimate of the fair value of identifiable intangible assets acquired.
•Additional expense related to the preliminary estimate of the fair value adjustment to acquisition-date inventory estimated to have been sold of approximately $224 million and $449 million, respectively.
•Additional estimated interest expense of approximately $303 million and $791 million, respectively, related to the debt issued by Pfizer and the commercial paper borrowings to partially finance the acquisition.
•Elimination of interest income of approximately $263 million and $330 million, respectively, associated with money market funds under the assumption that a portion of these funds would have been liquidated to partially fund the acquisition.
The above adjustments were then adjusted for the applicable tax impact using an estimated weighted-average statutory tax rate applied to the applicable pro forma adjustments.
B. Equity-Method Investment
Haleon––We owned 32% of Haleon as of December 31, 2023. In March 2024, we sold approximately 30% of our investment in Haleon through the sale of 791 million ordinary shares in a global public offering, and the sale of 102 million ordinary shares directly to Haleon for total consideration of $3.5 billion. We recognized a gain on the sale of our Haleon shares of $150 million during the first quarter of 2024 in Other (income)/deductions––net (see Note 4). After the share sale, we owned approximately 23% of the outstanding voting shares of Haleon as of June 30, 2024.
The fair value of our investment in Haleon as of June 30, 2024, based on quoted market prices of Haleon stock, was $8.4 billion. Haleon is a foreign investee whose reporting currency is the U.K. pound, and therefore we translate its financial statements into U.S. dollars and recognize the impact of foreign currency translation adjustments in the carrying value of our investment and in other comprehensive income. We record our share of earnings from Haleon on a quarterly basis on a one-quarter lag in Other (income)/deductions––net.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the change in the carrying value of our investment in Haleon:
	Three Months Ended		Six Months Ended
(MILLIONS)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Beginning carrying value reported in Equity-method investments	$7,922	$10,980	$11,451	$10,824
Carrying value of shares sold	—	—	(3,312)	—
Dividends	(157)	(88)	(157)	(88)
Currency translation adjustments and other(a)	1	185	(130)	274
Basis difference adjustments and amortization(b), (c)	(1)	—	(101)	(1)
Pfizer share of Haleon investee capital transaction(b), (d)	(91)	—	(91)	—
Pfizer share of Haleon earnings(b)	121	151	136	219
Ending carrying value reported in Equity-method investments	$7,796	$11,228	$7,796	$11,228
(a)See Note 6.
(b)Included in Other (income)/deductions––net.
(c)Adjustments in the six months ended June 30, 2024 are associated with (i) the impact of Haleon’s brand divestitures and impairments of intangible assets and (ii) changes in Haleon’s tax rates on intangible asset-related deferred tax liabilities. See Note 4.
(d)Amounts for the three and six months ended June 30, 2024 relate to Pfizer’s share of an investee capital transaction recognized by Haleon for treasury stock Haleon purchased in the first quarter of 2024.

Summarized financial information for Haleon for the three and six months ending March 31, 2024, the most recent period available, and for the three and six months ending March 31, 2023, is as follows:
	Three Months Ended		Six Months Ended
(MILLIONS)	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Net sales	$3,699	$3,627	$7,133	$6,889
Cost of sales	(1,370)	(1,392)	(2,966)	(2,888)
Gross profit	$2,329	$2,235	$4,167	$4,001
Income from continuing operations	559	504	618	730
Net income	559	504	618	730
Income attributable to shareholders	536	473	583	684
Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
A. Realigning our Cost Base Program
In the fourth quarter of 2023, we announced that we launched a multi-year, enterprise-wide cost realignment program that aims to realign our costs with our longer-term revenue expectations. We expect costs associated with this multi-year effort to continue primarily through 2024 and to total approximately $2.3 billion, primarily representing cash expenditures for severance and implementation costs, of which $1.7 billion is associated with our Biopharma segment. From the start of this program through June 30, 2024, we incurred costs under this program of $1.5 billion, of which $1.2 billion is associated with our Biopharma segment (substantially all of which represents restructuring charges).
B. Manufacturing Optimization Program
In the second quarter of 2024, we announced that we launched a multi-year, multi-phased program to reduce our costs of goods sold, which is expected to include operational efficiencies, network structure changes, and product portfolio enhancements. The first phase of this program is focused on operational efficiencies and we expect costs for this first phase to total approximately $1.7 billion, primarily representing cash expenditures for severance and implementation costs, all of which is associated with our Biopharma segment. These costs will be recorded primarily in 2024, with cash outlays expected primarily in 2025 and 2026. From the start of this program through June 30, 2024, we incurred costs under this program of $1.3 billion, all of which is associated with our Biopharma segment and substantially all of which represents restructuring charges.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Key Activities

The following summarizes costs and credits for acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended		Six Months Ended
(MILLIONS)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Restructuring charges/(credits):
Employee terminations	$1,014	$96	$984	$61
Asset impairments	41	15	66	4
Exit costs	49	27	63	29
Restructuring charges/(credits)(a)	1,104	138	1,114	94
Transaction costs(b)	—	8	5	8
Integration costs and other(c)	150	68	237	120
Restructuring charges and certain acquisition-related costs	1,254	214	1,356	222
Net periodic benefit costs/(credits) recorded in Other (income)/deductions––net	2	(2)	5	(7)
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of operations as follows(d):
Cost of sales	1	4	5	22
Selling, informational and administrative expenses	3	—	3	—
Total additional depreciation––asset restructuring	4	4	8	23
Implementation costs recorded in our condensed consolidated statements of operations as follows(e):
Cost of sales	49	13	65	27
Selling, informational and administrative expenses	36	67	65	126
Research and development expenses	20	19	33	30
Total implementation costs	105	98	163	183
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$1,364	$313	$1,532	$420
(a)Primarily represents cost-reduction initiatives. Amounts associated with our Biopharma segment: charges of $1.1 billion for both the three and six months ended June 30, 2024 (including charges of $1.3 billion for our Manufacturing Optimization Program for both periods presented and credits of $113 million for the three months and $199 million for the six months ended June 30, 2024 for our Realigning our Cost Base Program). Amounts associated with our Biopharma segment for the three and six months ended July 2, 2023 were not material.
(b)Represents external costs for banking, legal, accounting and other similar services.
(c)Represents external, incremental costs directly related to integrating acquired businesses, such as expenditures for consulting and the integration of systems and processes, and certain other qualifying costs.
(d)Represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.
(e)Represents external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following summarizes the components and changes in restructuring accruals:
(MILLIONS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2023(a)	$1,978	$—	$11	$1,988
Provision/(credit)	984	66	63	1,114
Utilization and other(b)	(592)	(66)	(45)	(703)
Balance, June 30, 2024(c)	$2,370	$—	$29	$2,399
(a)Included in Other current liabilities ($1.3 billion) and Other noncurrent liabilities ($663 million).
(b)Other activity includes adjustments for foreign currency translation that are not material to our condensed consolidated financial statements.
(c)Included in Other current liabilities ($1.0 billion) and Other noncurrent liabilities ($1.4 billion).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Other (Income)/Deductions—Net

Components of Other (income)/deductions––net include:
	Three Months Ended		Six Months Ended
(MILLIONS)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Interest income	$(130)	$(316)	$(259)	$(493)
Interest expense	778	508	1,568	826
Net interest expense(a)	648	192	1,310	333
Net (gains)/losses recognized during the period on equity securities	342	(135)	317	316
Income from collaborations, out-licensing arrangements and sales of compound/product rights	(22)	(7)	(24)	(74)
Net periodic benefit costs/(credits) other than service costs	(106)	(88)	(209)	(168)
Certain legal matters, net(b)	169	139	377	175
Certain asset impairments(c)	240	—	349	264
Haleon equity method (income)/loss(d)	(40)	(156)	48	(224)
Other, net(e)	(124)	(20)	(381)	(423)
Other (income)/deductions––net	$1,107	$(75)	$1,787	$200
(a)The increase in net interest expense in the second quarter and first six months of 2024 reflects (i) higher interest expense driven by our $31 billion aggregate principal amount of senior unsecured notes issued in May 2023, as well as $8 billion of commercial paper issued in the fourth quarter of 2023 as part of the financing for our acquisition of Seagen and (ii) a decrease in interest income due to lower investment balances after completion of our $43.4 billion Seagen acquisition in December 2023.
(b)The second quarter and first six months of 2024 primarily include certain product liability expenses related to products discontinued and/or divested by Pfizer. The second quarter and first six months of 2023 primarily included certain product liability and other legal expenses related to products discontinued and/or divested by Pfizer.
(c)The second quarter and first six months of 2024 include a $240 million intangible asset impairment charge, associated with our Biopharma segment that represents IPR&D related to a Phase 3 study for the treatment of DMD, which reflects unfavorable clinical trial results. The first six months of 2023 primarily represented intangible asset impairment charges, including (i) $128 million associated with Other business activities, related to IPR&D and developed technology rights for acquired software assets and reflected unfavorable pivotal trial results and updated commercial forecasts, and (ii) $120 million associated with our Biopharma segment resulting from the discontinuation of a study related to an out-licensed IPR&D asset for the treatment of prostate cancer.
(d)See Note 2B.
(e)The second quarter of 2024 primarily includes, among other things, dividend income of $74 million from our investment in ViiV. The first six months of 2024 includes, among other things, a $150 million gain on the partial sale of our investment in Haleon and dividend income of $135 million from our investment in ViiV. The first six months of 2023 primarily included, among other things, dividend income of $211 million from our investment in Nimbus resulting from Takeda’s acquisition of Nimbus’s oral, selective allosteric tyrosine kinase 2 (TYK2) inhibitor program subsidiary, and $183 million from our investment in ViiV.

Additional information about the intangible assets that were impaired during 2024 follows:
					Six Months Ended
	Fair Value(a)				June 30, 2024
(MILLIONS)	Amount	Level 1	Level 2	Level 3	Impairment
Intangible assets–– IPR&D(b)	$—	$—	—	$—	$240
Intangible assets––Developed technology rights(b)	102	—	—	102	109
Total	$102	$—	$—	$102	$349
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
Note 5. Tax Matters
A. Taxes on Income from Continuing Operations
Our effective tax rate for continuing operations was 130.2% for the second quarter of 2024, compared to (3.1)% for the second quarter of 2023, and was 4.8% for the first six months of 2024, compared to 7.5% for the first six months of 2023. The increase

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

in the effective tax rate for the second quarter of 2024, compared to the second quarter of 2023, was primarily due to the non-recurrence of tax benefits related to global income tax resolutions in multiple tax jurisdictions spanning multiple tax years in the second quarter of 2023, partially offset by a favorable change in the jurisdictional mix of earnings in the second quarter of 2024.
We elected, with the filing of our 2018 U.S. Federal Consolidated Income Tax Return, to pay our initial estimated $15 billion repatriation tax liability on accumulated post-1986 foreign earnings over eight years through 2026. The sixth annual installment was paid by its April 15, 2024 due date. The seventh annual installment is due April 15, 2025 and is reported in current Income taxes payable as of June 30, 2024. The remaining liability is reported in noncurrent Other taxes payable. Our obligations may vary as a result of changes in our uncertain tax positions and/or availability of attributes such as foreign tax and other credit carryforwards.
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
See Note 5D in our 2023 Form 10-K.
C. Tax Provision/(Benefit) on Other Comprehensive Income/(Loss)

Components of Tax provision/(benefit) on other comprehensive income/(loss) include:
	Three Months Ended		Six Months Ended
(MILLIONS)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Foreign currency translation adjustments, net(a)	$18	$20	$42	$(5)
Unrealized holding gains/(losses) on derivative financial instruments, net	26	25	70	28
Reclassification adjustments for (gains)/losses included in net income	(23)	(33)	(26)	(12)
	3	(8)	44	16
Unrealized holding gains/(losses) on available-for-sale securities, net	(3)	3	(9)	14
Reclassification adjustments for (gains)/losses included in net income	12	2	11	(62)
	9	5	1	(47)
Reclassification adjustments related to amortization of prior service costs and other, net	(9)	(7)	(13)	(14)
Reclassification adjustments related to curtailments of prior service costs and other, net	1	(1)	1	(3)
	(7)	(8)	(12)	(17)
Tax provision/(benefit) on other comprehensive income/(loss)	$22	$9	$76	$(53)
(a)Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that we intend to hold indefinitely.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following summarizes the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS)	Foreign Currency Translation Adjustments(a)	Derivative Financial Instruments	Available-For-Sale Securities	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2023	$(7,863)	$(217)	$(9)	$128	$(7,961)
Other comprehensive income/(loss)(b)	41	140	8	(44)	145
Balance, June 30, 2024	$(7,822)	$(77)	$(1)	$84	$(7,816)
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments
A. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis and Fair Value Hierarchy, using a Market Approach:

	June 30, 2024			December 31, 2023
(MILLIONS)	Total	Level 1	Level 2	Total	Level 1	Level 2
Financial assets:
Short-term investments
Equity securities with readily determinable fair values:
Money market funds	$975	$—	$975	$5,124	$—	$5,124

Available-for-sale debt securities:
Government and agency—non-U.S.	1,120	—	1,120	817	—	817
Government and agency—U.S.	2,073	—	2,073	2,601	—	2,601
Corporate and other	1,208	—	1,208	982	—	982
	4,401	—	4,401	4,400	—	4,400
Total short-term investments	5,376	—	5,376	9,524	—	9,524
Other current assets
Derivative assets:
Foreign exchange contracts	421	—	421	298	—	298
Total other current assets	421	—	421	298	—	298
Long-term investments
Equity securities with readily determinable fair values(a)	2,210	2,210	—	2,779	2,772	7

Available-for-sale debt securities:
Government and agency—non-U.S.	63	—	63	124	—	124
Corporate and other	6	—	6	26	—	26
	69	—	69	150	—	150
Total long-term investments	2,280	2,210	70	2,929	2,772	156
Other noncurrent assets
Derivative assets:
Interest rate contracts	19	—	19	144	—	144
Foreign exchange contracts	354	—	354	258	—	258
Total derivative assets	374	—	374	402	—	402
Insurance contracts(b)	872	—	872	790	—	790
Total other noncurrent assets	1,246	—	1,246	1,191	—	1,191
Total assets	$9,322	$2,210	$7,112	$13,943	$2,772	$11,170

Financial liabilities:
Other current liabilities
Derivative liabilities:
Interest rate contracts	$33	$—	$33	$16	$—	$16
Foreign exchange contracts	139	—	139	404	—	404
Total other current liabilities	172	—	172	420	—	420
Other noncurrent liabilities
Derivative liabilities:
Interest rate contracts	375	—	375	275	—	275
Foreign exchange contracts	682	—	682	725	—	725
Total other noncurrent liabilities	1,056	—	1,056	1,000	—	1,000
Total liabilities	$1,228	$—	$1,228	$1,420	$—	$1,420
(a)Long-term equity securities of $119 million as of June 30, 2024 and $130 million as of December 31, 2023 were held in restricted trusts for U.S. non-qualified employee benefit plans.
(b)Includes life insurance policies held in restricted trusts for U.S. non-qualified employee benefit plans. The underlying invested assets in these contracts are marketable securities, which are carried at fair value, with changes in fair value recognized in Other (income)/deductions—net (see Note 4).
Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis––The carrying value of Long-term debt, excluding the current portion, was $58 billion as of June 30, 2024 and $62 billion as of December 31, 2023. The estimated fair value of such debt, using a market approach and Level 2 inputs, was $54 billion as of June 30, 2024 and $61 billion as of December 31, 2023.
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities, long-term receivables and short-term borrowings not measured at fair value on a recurring basis were not significant as of June 30, 2024 and December 31, 2023. The fair value measurements of our held-to-maturity debt securities and short-term

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

borrowings are based on Level 2 inputs. The fair value measurements of our long-term receivables and private equity securities are based on Level 3 inputs.
B. Investments
Total Short-Term, Long-Term and Equity-Method Investments

The following summarizes our investments by classification type:
(MILLIONS)	June 30, 2024	December 31, 2023
Short-term investments
Equity securities with readily determinable fair values(a)	$975	$5,124
Available-for-sale debt securities	4,401	4,400
Held-to-maturity debt securities	673	313
Total Short-term investments	$6,048	$9,837

Long-term investments
Equity securities with readily determinable fair values(b)	$2,210	$2,779
Available-for-sale debt securities	69	150
Held-to-maturity debt securities	54	47
Private equity securities at cost(b)	786	755
Total Long-term investments	$3,119	$3,731
Equity-method investments	8,029	11,637
Total long-term investments and equity-method investments	$11,149	$15,368
Held-to-maturity cash equivalents	$317	$207
(a)Represent money market funds primarily invested in U.S. Treasury and government debt.
(b)Represent investments in the life sciences sector.
Debt Securities

Our investment portfolio consists of investment-grade debt securities issued across diverse governments, corporate and financial institutions:
	June 30, 2024							December 31, 2023
		Gross Unrealized			Contractual or Estimated Maturities (in Years)				Gross Unrealized
(MILLIONS)	Amortized Cost	Gains	Losses	Fair Value	Within 1	Over 1 to 5	Over 5	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Government and agency––non-U.S.	$1,184	$4	$(6)	$1,183	$1,120	$63	$—	$953	$2	$(14)	$941
Government and agency––U.S.	2,073	—	—	2,073	2,073	—	—	2,601	—	—	2,601
Corporate and other	1,213	2	(2)	1,214	1,208	6	—	1,006	4	(2)	1,007
Held-to-maturity debt securities
Time deposits and other	942	—	—	942	892	28	21	561	—	—	561
Government and agency––non-U.S.	102	—	—	102	98	4	1	4	—	—	4
Total debt securities	$5,515	$6	$(7)	$5,514	$5,391	$101	$22	$5,126	$6	$(16)	$5,115
Any expected credit losses to these portfolios would be immaterial to our financial statements.
Equity Securities

The following presents the calculation of the portion of unrealized (gains)/losses that relates to equity securities, excluding equity-method investments, held at the reporting date:
	Three Months Ended		Six Months Ended
(MILLIONS)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net (gains)/losses recognized during the period on equity securities(a)	$342	$(135)	$317	$316
Less: Net (gains)/losses recognized during the period on equity securities sold during the period	(2)	(14)	(216)	(47)
Net unrealized (gains)/losses during the reporting period on equity securities still held at the reporting date(b)	$344	$(121)	$533	$363
(a)Reported in Other (income)/deductions––net. See Note 4.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b)Included in net unrealized (gains)/losses are observable price changes on equity securities without readily determinable fair values. As of June 30, 2024, there were cumulative impairments and downward adjustments of $306 million and upward adjustments of $214 million. Impairments, downward and upward adjustments were not material to our operations in the second quarters and first six months of 2024 and 2023.
C. Short-Term Borrowings

Short-term borrowings include:
(MILLIONS)	June 30, 2024	December 31, 2023
Commercial paper, principal amount	$7,964	$7,965
Current portion of long-term debt, principal amount	3,750	2,250
Other short-term borrowings, principal amount(a)	320	252
Total short-term borrowings, principal amount	12,034	10,467
Net fair value adjustments related to hedging and purchase accounting	—	5
Net unamortized discounts, premiums and debt issuance costs	(90)	(121)
Total Short-term borrowings, including current portion of long-term debt, carried at historical proceeds, as adjusted	$11,944	$10,350
(a)Primarily includes cash collateral. See Note 7F.
D. Long-Term Debt

The following summarizes the aggregate principal amount of our senior unsecured long-term debt, and adjustments to report our aggregate long-term debt:
(MILLIONS)	June 30, 2024	December 31, 2023
Total long-term debt, principal amount	$57,193	$60,982
Net fair value adjustments related to hedging and purchase accounting	773	1,039
Net unamortized discounts, premiums and debt issuance costs	(460)	(483)
Total long-term debt, carried at historical proceeds, as adjusted	$57,506	$61,538
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
The derivative financial instruments primarily hedge or offset exposures in the euro, U.K. pound, Chinese renminbi, Japanese yen and Swedish krona, and include a portion of our forecasted foreign exchange-denominated intercompany inventory sales hedged up to two years. We may seek to protect against possible declines in the reported net investments of our foreign business entities.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following summarizes the fair value of the derivative financial instruments and notional amounts:
	June 30, 2024			December 31, 2023
		Fair Value			Fair Value
(MILLIONS)	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$22,740	$678	$704	$18,750	$403	$916
Interest rate contracts	6,750	19	408	6,750	144	290
		698	1,112		546	1,206
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$22,055	97	116	$25,609	154	214
Total		$795	$1,228		$700	$1,420
(a)The notional amount of outstanding foreign exchange contracts hedging our intercompany forecasted inventory sales was $5.6 billion as of June 30, 2024 and $4.9 billion as of December 31, 2023.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk exposures:
	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Three Months Ended
(MILLIONS)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Interest rate contracts	$—	$—	$—	$68	$—	$—
Foreign exchange contracts(b)	—	—	117	6	137	126
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	10	34	10	37
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	(36)	(45)	—	—	—	—
Hedged item	36	45	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	81	(70)	—	—
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	31	9	40	33
Non-Derivative Financial Instruments in Net Investment Hedge Relationships(d):
Foreign currency long-term debt	—	—	8	(1)	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	(13)	99	—	—	—	—
	$(13)	$99	$247	$47	$187	$196

	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Six Months Ended
(MILLIONS)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Interest rate contracts	$—	$—	$—	$68	$—	$—
Foreign exchange contracts(b)	—	—	327	(47)	142	(230)
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	17	90	17	90
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	(224)	3	—	—	—	—
Hedged item	224	(3)	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	315	(283)	—	—
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	52	76	76	67
Non-Derivative Financial Instruments in Net Investment Hedge Relationships(d):
Foreign currency long-term debt	—	—	26	(17)	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	42	116	—	—	—	—
	$42	$116	$737	$(113)	$235	$(73)

PFIZER INC. AND SUBSIDIARY COMPANIES
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
(b)The amounts reclassified from OCI into COS were:
•a net gain of $38 million in the second quarter of 2024;
•a net gain of $70 million in the first six months of 2024;
•a net gain of $55 million in the second quarter of 2023; and
•a net gain of $146 million in the first six months of 2023.
The remaining amounts were reclassified from OCI into OID. Based on quarter-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax gain of $157 million within the next 12 months into income. The maximum length of time over which we are hedging our exposure to the variability in future foreign exchange cash flows is approximately 19 years and relates to foreign currency debt.
(c)The amounts reclassified from OCI were reclassified into OID.
(d)Long-term debt includes foreign currency borrowings, which are used in net investment hedges; the related carrying values as of June 30, 2024 and December 31, 2023 were $799 million and $824 million, respectively.

The following summarizes cumulative basis adjustments to our long-term debt in fair value hedges:
	June 30, 2024			December 31, 2023
		Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount			Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount
(MILLIONS)	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships
Long-term debt	$7,175	$(355)	$924	$7,196	$(131)	$957
(a)Carrying amounts exclude the cumulative amount of fair value hedging adjustments.
F. Credit Risk
A significant portion of our trade accounts receivable balances are due from wholesalers and governments. For additional information on our trade accounts receivables with significant customers, see Note 13C below and Note 17C in our 2023 Form 10-K.
As of June 30, 2024, the largest investment exposures in our portfolio consisted primarily of U.S. government money market funds, as well as sovereign debt instruments issued by the U.S.
With respect to our derivative financial instrument agreements with financial institutions, we do not expect to incur a significant loss from failure of any counterparty. Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements with credit-support annexes that contain zero threshold provisions requiring collateral to be exchanged daily depending on levels of exposure. As a result, there are no significant concentrations of credit risk with any individual financial institution. As of June 30, 2024, the aggregate fair value of these derivative financial instruments that are in a net payable position was $775 million, for which we have posted collateral of $764 million with a corresponding amount reported in Short-term investments. As of June 30, 2024, the aggregate fair value of our derivative financial instruments that are in a net receivable position was $281 million, for which we have received collateral of $288 million with a corresponding amount reported in Short-term borrowings, including current portion of long-term debt.
Note 8. Other Financial Information
A. Inventories

The following summarizes the components of Inventories:
(MILLIONS)	June 30, 2024	December 31, 2023
Finished goods	$3,220	$3,495
Work-in-process	7,072	5,688
Raw materials and supplies	1,156	1,007
Inventories(a)	$11,447	$10,189
Noncurrent inventories not included above(b)	$2,918	$4,568
(a)The increase from December 31, 2023 reflects higher inventory levels for certain products mainly for supply recovery and network strategy.
(b)Included in Other noncurrent assets. The decrease from December 31, 2023 is primarily driven by an adjustment to the fair value step-up of acquired Seagen inventory. Based on our current estimates and assumptions, there are no recoverability issues for these amounts.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Comirnaty Gross Profit Split
Amounts due from BioNTech for the Comirnaty gross profit split totaled $275 million in Other current assets as of June 30, 2024, and amounts payable to BioNTech for the Comirnaty gross profit split totaled $2.0 billion in Other current liabilities as of December 31, 2023. The change in the first six months of 2024 is primarily due to a decline in Comirnaty sales and the timing of gross profit split settlements with BioNTech.
C. Supplier Finance Program Obligation
We maintain voluntary supply chain finance agreements with several participating financial institutions. Under these agreements, participating suppliers may voluntarily elect to sell their accounts receivable with Pfizer to these financial institutions. As of June 30, 2024 and December 31, 2023, respectively, $593 million and $791 million of our trade payables to suppliers who participate in these financing arrangements were outstanding.
Note 9. Identifiable Intangible Assets and Goodwill
A. Identifiable Intangible Assets

The following summarizes the components of Identifiable intangible assets:
	June 30, 2024			December 31, 2023
(MILLIONS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights(a)	$99,449	$(62,905)	$36,543	$99,267	$(60,493)	$38,773
Brands(b)	1,749	(933)	816	922	(877)	45
Licensing agreements and other	2,761	(1,527)	1,234	2,756	(1,458)	1,297
	103,959	(65,365)	38,594	102,944	(62,828)	40,116
Indefinite-lived intangible assets
Brands(b)	—		—	827		827
IPR&D(c)	21,976		21,976	23,193		23,193
Licensing agreements and other	670		670	763		763
	22,646		22,646	24,784		24,784
Identifiable intangible assets(d)	$126,605	$(65,365)	$61,240	$127,728	$(62,828)	$64,900
(a)The increase in the gross carrying amount includes the transfer of IPR&D to developed technology rights of $727 million for talazoparib (Talzenna), partially offset by $385 million of measurement period adjustments related to our acquisition of Seagen (see Note 2A) and impairments of $109 million (see Note 4).
(b)The changes in the gross carrying amounts reflect the transfer of $827 million from indefinite-lived brands to finite-lived brands for Depo-Medrol.
(c)The decrease in the gross carrying amount reflects the transfer of IPR&D to developed technology rights of $727 million for talazoparib (Talzenna), $250 million of measurement period adjustments related to our acquisition of Seagen (see Note 2A) and impairments of $240 million (see Note 4).
(d)The decrease is primarily due to amortization expense of $2.6 billion, measurement period adjustments related to our acquisition of Seagen of $625 million (see Note 2A) and impairments of $349 million (see Note 4).
B. Goodwill

The following summarizes the changes in the carrying amount of Goodwill:
(MILLIONS)	Total(a)
Balance, January 1, 2024	$67,783
Additions(b)	677
Impact of foreign exchange	(16)
Balance, June 30, 2024	$68,445
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Pension and Postretirement Benefit Plans

The following summarizes the components of net periodic benefit cost/(credit):
	Pension Plans
	U.S.		International		Postretirement Plans
	Three Months Ended
(MILLIONS)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Service cost	$—	$—	$23	$22	$4	$3
Interest cost	139	147	77	72	6	5
Expected return on plan assets	(208)	(194)	(80)	(76)	(13)	(11)
Amortization of prior service cost/(credit)	—	—	1	—	(29)	(30)
Actuarial (gains)/losses	—	5	—	—	—	—
Curtailments	—	—	—	—	—	(7)
Special termination benefits	—	5	2	—	—	—
Net periodic benefit cost/(credit) reported in income	$(69)	$(37)	$23	$18	$(33)	$(39)

	Pension Plans
	U.S.		International		Postretirement Plans
	Six Months Ended
(MILLIONS)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Service cost	$—	$—	$44	$43	$7	$6
Interest cost	277	295	155	143	12	11
Expected return on plan assets	(416)	(389)	(160)	(152)	(25)	(22)
Amortization of prior service cost/(credit)	1	1	2	—	(59)	(60)
Actuarial (gains)/losses	—	14	—	3	—	—
Curtailments	—	—	(2)	(1)	—	(12)
Special termination benefits	—	6	6	—	—	—
Net periodic benefit cost/(credit) reported in income	$(139)	$(73)	$46	$36	$(65)	$(77)
The components of net periodic benefit cost/(credit) other than the service cost component are primarily included in Other (income)/deductions––net (see Note 4).
For the six months ended June 30, 2024, we contributed $83 million to our U.S. Pension Plans and $98 million to our International Pension Plans from our general assets, which include direct employer benefit payments.
Note 11. Earnings Per Common Share Attributable to Pfizer Inc. Common Shareholders

The following presents the detailed calculation of EPS:
	Three Months Ended		Six Months Ended
(MILLIONS)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
EPS Numerator
Income from continuing operations attributable to Pfizer Inc. common shareholders	$24	$2,329	$3,144	$7,871
Discontinued operations––net of tax	17	(2)	12	(1)
Net income attributable to Pfizer Inc. common shareholders	$41	$2,327	$3,156	$7,870
EPS Denominator
Weighted-average number of common shares outstanding––Basic	5,666	5,646	5,662	5,640
Common-share equivalents	29	67	35	80
Weighted-average number of common shares outstanding––Diluted	5,696	5,713	5,696	5,720
Anti-dilutive common stock equivalents(a)	23	3	24	2
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
In June 2024, we brought a separate patent-infringement action against Biocon Limited, Biocon Pharma Limited and Biocon Pharma, Inc. (collectively, Biocon) asserting the infringement and validity of our patent covering the composition of matter patent that was challenged by Biocon in its ANDA seeking approval to market a generic version of tofacitinib 11 mg and 22 mg extended-release tablets.
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
Nurtec (rimegepant)
In April 2024, Rubicon Research Private Limited, Teva Pharmaceuticals, Inc., Changzhou Pharmaceutical Factory, Natco Pharma Limited and Natco Pharma, Inc., MSN, Aurobindo Pharma Limited, Apitoria Pharma Private Limited and Aurobindo Pharma U.S.A. Inc. (collectively, Aurobindo) and Apotex Inc. and Apotex Corp. (collectively, Apotex) notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of rimegepant orally disintegrating tablets, claiming noninfringement and/or challenging the validity of some or all of the patents listed in the FDA’s Orange Book for Nurtec (rimegepant orally disintegrating tablets Eq 75 mg base). In May 2024, we filed patent infringement actions against all the generic filers in the U.S. District Court for the District of Delaware.
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
In August 2022, ModernaTX filed a patent infringement action in Germany against Pfizer and certain subsidiary companies, as well as BioNTech and certain subsidiary companies, alleging that Comirnaty infringes two European patents. In September 2022, ModernaTX filed patent infringement actions in the U.K. and in the Netherlands against Pfizer and certain subsidiary companies, as well as BioNTech and certain subsidiary companies, on the same two European patents. In its complaints, ModernaTX stated that it is seeking damages for alleged infringement occurring after March 7, 2022. In November 2023, one of the European patents was revoked by the European Patent Office. In December 2023, the other European patent was declared

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

invalid by a court in the Netherlands (the invalidity decision is limited to the Netherlands). In July 2024, the U.K. court revoked one patent, ruling that it is invalid, and held that the other patent was valid and infringed. ModernaTX has also filed additional patent infringement actions against Pfizer and BioNTech in certain other ex-U.S. jurisdictions.
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
EpiPen (Direct Purchaser)
In February 2020, a lawsuit was filed in the U.S. District Court for the District of Kansas against Pfizer, its current and former affiliates King and Meridian, and various Mylan entities, on behalf of a purported U.S. nationwide class of direct purchaser plaintiffs who purchased EpiPen devices directly from the defendants. Plaintiffs in this action generally allege that Pfizer and Mylan conspired to delay market entry of generic EpiPen through the settlement of patent litigation regarding EpiPen, and thereby delayed market entry of generic EpiPen in violation of federal antitrust law. Plaintiffs seek treble damages for alleged overcharges for EpiPen since 2011. In July 2021, the District Court granted defendants’ motion to dismiss the direct purchaser complaint, without prejudice. In September 2021, plaintiffs filed an amended complaint. In August 2022, the District Court granted Pfizer’s motion to dismiss the complaint, and plaintiffs appealed to the U.S. Court of Appeals for the Tenth Circuit. In October 2023, the parties reached an agreement to settle the litigation on terms not material to Pfizer, which was approved by the court in July 2024.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Docetaxel
•Personal Injury Actions
A number of lawsuits have been filed against Hospira and Pfizer in various federal and state courts alleging that plaintiffs who were treated with Docetaxel developed permanent hair loss. Hospira is a wholly-owned subsidiary that we acquired in September 2015. The significant majority of the cases also name other defendants, including the manufacturer of the branded product, Taxotere. Plaintiffs seek compensatory and punitive damages. Additional lawsuits have been filed in which plaintiffs allege they developed blocked tear ducts following their treatment with Docetaxel.
In 2016, the federal cases were transferred for coordinated pre-trial proceedings to a MDL in the U.S. District Court for the Eastern District of Louisiana. In 2022, the eye injury cases were transferred for coordinated pre-trial proceedings to a MDL in the U.S. District Court for the Eastern District of Louisiana.
•Mississippi Attorney General Government Action
In 2018, the Attorney General of Mississippi filed a complaint in Mississippi state court against the manufacturer of the branded product and eight other manufacturers including Pfizer and Hospira, alleging, with respect to Pfizer and Hospira, a failure to warn about a risk of permanent hair loss in violation of the Mississippi Consumer Protection Act. The action sought civil penalties and injunctive relief. In June 2024, the Attorney General of Mississippi voluntarily dismissed the case.
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
Many of these Zantac-related cases have been outstanding for a number of years and could take many more years to resolve. From time to time, Pfizer has explored and will continue to explore opportunistic settlements of these matters. As of July 2024, Pfizer had settled, or entered into definitive agreements or agreements-in-principle to settle, subject to certain conditions, a substantial majority of the cases filed in state courts in which the plaintiff alleges use of a Pfizer product. The remaining unresolved state court cases continue in various state courts.
Chantix
Beginning in August 2021, a number of putative class actions have been filed against Pfizer in various U.S. federal courts following Pfizer’s voluntary recall of Chantix due to the presence of a nitrosamine, N-nitroso-varenicline. Plaintiffs assert that they suffered economic harm purportedly as a result of purchasing Chantix or generic varenicline medicines sold by Pfizer. Plaintiffs seek to represent nationwide and state-specific classes and seek various remedies, including damages and medical monitoring. In December 2022, the federal actions were transferred for coordinated pre-trial proceedings to an MDL in the U.S. District Court for the Southern District of New York. Similar putative class actions have been filed in Canada and Israel, where the product brand is Champix.

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
In connection with its spin-off in 1997, Solutia assumed, and agreed to indemnify Pharmacia for, liabilities related to Former Monsanto’s chemical businesses. As the result of its reorganization under Chapter 11 of the U.S. Bankruptcy Code, Solutia’s indemnification obligations relating to Former Monsanto’s chemical businesses are primarily limited to sites that Solutia has owned or operated. In addition, in connection with its spin-off that was completed in 2002, New Monsanto assumed, and agreed to indemnify Pharmacia for, any liabilities primarily related to Former Monsanto’s chemical businesses, including, but not limited to, any such liabilities that Solutia assumed. Solutia’s and New Monsanto’s assumption of, and agreement to indemnify Pharmacia for, these liabilities apply to pending actions and any future actions related to Former Monsanto’s chemical businesses in which Pharmacia is named as a defendant, including, without limitation, actions asserting environmental claims, including alleged exposure to polychlorinated biphenyls. Solutia and/or New Monsanto are defending Pharmacia in connection with various claims and litigation arising out of, or related to, Former Monsanto’s chemical businesses, and have been indemnifying Pharmacia when liability has been imposed or settlement has been reached regarding such claims and litigation. In 2018, Bayer AG acquired Monsanto Company (New Monsanto), which is now a subsidiary of Bayer AG. Since the acquisition, New Monsanto has continued to defend and indemnify Pharmacia for these liabilities.
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
Contracts with Iraqi Ministry of Health
In 2017, a number of U.S. service members, civilians, and their families brought a complaint in the U.S. District Court for the District of Columbia against a number of pharmaceutical and medical devices companies, including Pfizer and certain of its subsidiaries, alleging that the defendants violated the U.S. Anti-Terrorism Act. The complaint alleges that the defendants provided funding for terrorist organizations through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health and seeks monetary relief. In July 2020, the District Court granted defendants’ motions to dismiss and dismissed all of plaintiffs’ claims. In January 2022, the Court of Appeals reversed the District Court’s decision. In June 2024, the U.S. Supreme Court issued an order granting certiorari, vacating the Court of Appeals’ decision, and remanding the case to the Court of Appeals.
Allergan Complaint for Indemnity
In 2019, Pfizer was named as a defendant in a complaint, along with King, filed by Allergan Finance LLC (Allergan) in the Supreme Court of the State of New York, asserting claims for indemnity related to Kadian, which was owned for a short period by King in 2008, prior to Pfizer’s acquisition of King in 2010. This suit was voluntarily discontinued without prejudice in January 2021.
Viatris Securities Litigation
In October 2021, a putative class action was filed in the Court of Common Pleas of Allegheny County, Pennsylvania on behalf of former Mylan N.V. shareholders who received Viatris common stock in exchange for Mylan shares in connection with the spin-off of the Upjohn Business and its combination with Mylan (the Transactions). Viatris, Pfizer, and certain of each

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

company’s current and former officers, directors and employees are named as defendants. An amended complaint was filed in January 2023, and alleges that the defendants violated certain provisions of the Securities Act of 1933 in connection with certain disclosures made in or omitted from the registration statement and related prospectus issued in connection with the Transactions, as well as related communications. Plaintiff sought damages, costs and expenses and other equitable and injunctive relief. In November 2023, the parties reached an agreement to settle the litigation on terms not material to Pfizer, which was approved by the court in June 2024.
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
Government Inquiries relating to Biohaven
In June 2022, the U.S. Department of Justice’s Commercial Litigation Branch and the U.S. Attorney’s Office for the Western District of New York issued a CID relating to Biohaven. The CID seeks records and information related to, among other things, engagements with healthcare professionals and co-pay coupons cards. In March 2023, the California Department of Insurance issued a subpoena seeking records similar to those requested by the CID. Biohaven is a wholly-owned subsidiary that we acquired in October 2022. We have produced records in response to these requests.
U.S. Department of Justice Inquiry relating to Mexico Operations
In March 2023, we received an informal request from the U.S. Department of Justice’s FCPA Unit seeking documents relating to our operations in Mexico. We have produced records pursuant to this request.
Government Inquiries relating to Xeljanz
In April 2023, we received a HIPAA subpoena issued by the U.S. Attorney’s Office for the Western District of Virginia, in coordination with the Department of Justice’s Commercial Litigation Branch, seeking records and information related to programs Pfizer sponsored in retail pharmacies relating to Xeljanz. We have produced records pursuant to this request.
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 30, 2024, the estimated fair value of these indemnification obligations is not material to Pfizer.
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
Note 13. Segment, Geographic and Other Revenue Information
A. Segment Information
We manage our commercial operations through three operating segments, each led by a single manager: Biopharma, PC1 and Pfizer Ignite. Biopharma is engaged in the discovery, development, manufacture, marketing, sale and distribution of biopharmaceutical products worldwide. PC1 is our contract development and manufacturing organization and a leading supplier of specialty active pharmaceutical ingredients. Pfizer Ignite is an offering that provides strategic guidance and end-to-end R&D services to select innovative biotech companies that align with Pfizer’s R&D focus areas. Prior to June 2024, PC1 and Pfizer Ignite were managed together by a single manager as part of the former Business Innovation operating segment. Biopharma is the only reportable segment. Our commercial divisions market, distribute and sell our products and global operating functions are responsible for the research, development, manufacturing and supply of our products. Each operating segment is supported by our global corporate enabling functions. Our chief operating decision maker uses the revenues and earnings of the operating

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

segments, among other factors, for performance evaluation and resource allocation. We regularly review our segments and the approach used by management to evaluate performance and allocate resources.
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
Other Business Activities and Reconciling Items––Other business activities include the operating results of PC1 and Pfizer Ignite as well as certain pre-tax costs not allocated to our operating segment results, such as costs associated with corporate enabling functions and other corporate costs as well as our share of earnings from Haleon. Reconciling items include the following items, transactions and events that are not allocated to our operating segments: (i) all amortization of intangible assets; (ii) acquisition-related items; and (iii) certain significant items, representing substantive and/or unusual, and in some cases recurring, items that are evaluated on an individual basis by management and that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis.
Segment Assets––We manage our assets on a total company basis, not by operating segment, as our operating assets are shared or commingled. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were $216 billion as of June 30, 2024 and $227 billion as of December 31, 2023.
Selected Statement of Operations Information

The following provides selected information by reportable segment:
	Three Months Ended				Six Months Ended
	Total Revenues		Earnings(a)		Total Revenues		Earnings(a)
(MILLIONS)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Reportable Segment:
Biopharma(b)	$12,991	$12,690	$5,897	$5,042	$27,595	$30,863	$13,519	$14,559
Other business activities(c)	292	317	(1,985)	(910)	567	630	(3,992)	(2,225)
Reconciling Items:
Amortization of intangible assets			(1,307)	(1,184)			(2,615)	(2,287)
Acquisition-related items			(617)	(387)			(1,125)	(550)
Certain significant items(d)			(2,091)	(293)			(2,469)	(958)
	$13,283	$13,007	$(103)	$2,269	$28,162	$31,492	$3,318	$8,539
(a)Income/(loss) from continuing operations before provision/(benefit) for taxes on income/(loss). As described above, in connection with the organizational changes effective in the first quarter of 2024, costs associated with R&D and medical and safety activities managed by our global ORD and PRD organizations and overhead costs associated with our manufacturing operations are now included in Biopharma’s earnings. We have reclassified $2.0 billion and $3.4 billion of net costs in the second quarter and first six months of 2023, respectively, from Other business activities to Biopharma to conform to the current period presentation.
(b)Biopharma’s revenues and earnings in the first six months of 2024 reflect a non-cash favorable product return adjustment of $771 million recorded in the first quarter of 2024 (see Note 13C). Biopharma’s earnings also include dividend income from our investment in ViiV of $74 million in the second quarter of 2024 and $91 million in the second quarter of 2023, and $135 million in the first six months of 2024 and $183 million in the first six months of 2023.
(c)Other business activities include revenues and costs associated with PC1 and Pfizer Ignite as well as costs that we do not allocate to our operating segments, per above.
(d)Certain significant items are substantive and/or unusual, and in some cases recurring, items (as noted above). Earnings in the second quarter and first six months of 2024 includes, among other items, restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring of $1.2 billion (primarily recorded in Restructuring charges and certain acquisition-related costs). See Note 3.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Geographic Information

The following summarizes revenues by geographic area:
	Three Months Ended			Six Months Ended
(MILLIONS)	June 30, 2024	July 2, 2023	% Change	June 30, 2024	July 2, 2023	% Change
United States	$7,892	$6,458	22	$17,406	$15,169	15
International:
Developed Markets	3,164	4,125	(23)	6,362	9,759	(35)
Emerging Markets	2,227	2,423	(8)	4,394	6,564	(33)
Total revenues	$13,283	$13,007	2	$28,162	$31,492	(11)
C. Other Revenue Information
Significant Customers
In October 2023, we announced an amended agreement with the U.S. government, which facilitated the transition of Paxlovid to traditional commercial markets in the U.S. starting in November 2023. In connection with this agreement, we recorded a non-cash revenue reversal of $3.5 billion in the fourth quarter of 2023 related to the expected return of an estimated 6.5 million treatment courses of EUA-labeled U.S. government inventory. In the first quarter of 2024, we recorded a non-cash favorable final adjustment of $771 million to reflect 5.1 million EUA-labeled treatment courses returned through February 29, 2024, which were converted to a volume-based credit that will support continued access to Paxlovid through a U.S. government patient assistance program operated by Pfizer. We also agreed to create, in 2024, a U.S. Strategic National Stockpile of 1.0 million treatment courses to enable future pandemic preparedness through 2028, which will be managed and supplied by Pfizer at no cost to the U.S. government or taxpayers. While we are recognizing revenue as the estimated 6.1 million treatment courses are delivered, there is no remaining cash consideration for these treatment courses.
Revenues from the U.S. government comprised 7% and 9% of total revenues for the six months ended June 30, 2024 and July 2, 2023, respectively. Revenues from the U.S. government as a percentage of total revenues for the three months ended June 30, 2024 and July 2, 2023 were not material. For information on our significant wholesale customers, see Note 17C in our 2023 Form 10-K.
Significant Revenues by Product
The following provides detailed revenue information for several of our major products:

(MILLIONS)		Three Months Ended		Six Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
TOTAL REVENUES		$13,283	$13,007	$28,162	$31,492
GLOBAL BIOPHARMACEUTICALS BUSINESS (BIOPHARMA)		$12,991	$12,690	$27,595	$30,863
Primary Care		$4,952	$5,884	$12,163	$17,444
Eliquis(a)	Nonvalvular atrial fibrillation, deep vein thrombosis, pulmonary embolism	1,877	1,762	3,917	3,636
Prevnar family	Active immunization to prevent pneumonia, invasive disease and otitis media caused by Streptococcus pneumoniae	1,359	1,431	3,050	3,033
Paxlovid(b)	COVID-19 in certain high-risk patients	251	143	2,286	4,212
Comirnaty	Active immunization to prevent COVID-19	195	1,488	548	4,552
Nurtec ODT/Vydura	Acute treatment of migraine and prevention of episodic migraine	356	247	533	414
Abrysvo	Active immunization to prevent RSV infection	56	—	201	—
Premarin family	Symptoms of menopause	108	95	193	207
FSME-IMMUN/TicoVac	Active immunization to prevent tick-borne encephalitis disease	100	101	165	146
All other Primary Care	Various	651	616	1,269	1,244
Specialty Care		$4,083	$3,656	$7,926	$7,272
Vyndaqel family	ATTR-CM and polyneuropathy	1,323	782	2,460	1,468
Xeljanz	RA, PsA, UC, active polyarticular course juvenile idiopathic arthritis, ankylosing spondylitis	303	469	497	706
Enbrel (Outside the U.S. and Canada)	RA, juvenile idiopathic arthritis, PsA, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	179	219	338	419
Sulperazon	Bacterial infections	144	177	311	497
Zavicefta	Bacterial infections	150	132	275	248

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(MILLIONS)		Three Months Ended		Six Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Zithromax	Bacterial infections	74	44	274	194
Inflectra	Crohn’s disease, pediatric Crohn’s disease, UC, pediatric UC, RA in combination with methotrexate, ankylosing spondylitis, PsA and plaque psoriasis	97	74	255	252
Genotropin	Replacement of human growth hormone	119	74	239	222
BeneFIX	Hemophilia B	103	106	206	215
Octagam	Primary humoral immunodeficiency, chronic immune thrombocytopenic purpura in adults, and dermatomyositis in adults	104	66	179	111
Oxbryta	Sickle cell disease	92	77	176	148
Cibinqo	Atopic dermatitis	47	38	89	54
All other Hospital(c)	Various	1,114	1,213	2,188	2,365
All other Specialty Care	Various	234	185	440	373
Oncology		$3,956	$3,149	$7,505	$6,146
Ibrance	HR-positive/HER2-negative metastatic breast cancer	1,130	1,247	2,184	2,391
Xtandi(d)	mCRPC, nmCRPC, mCSPC, nmCSPC	495	423	913	763
Padcev	Locally advanced or metastatic urothelial cancer	394	—	735	—
Oncology biosimilars(e)	Various	279	363	543	775
Adcetris	Hodgkin lymphoma and certain T-cell lymphomas	279	—	536	—
Inlyta	Advanced RCC	252	262	489	521
Lorbrena	ALK-positive metastatic NSCLC	169	121	332	234
Bosulif	Philadelphia chromosome–positive chronic myelogenous leukemia	167	154	313	304
Braftovi/Mektovi	Metastatic melanoma in patients with a BRAFV600E/K mutation and for metastatic NSCLC in patients with a BRAFV600E mutation; and, for Braftovi, in combination with Erbitux (cetuximab)(f) for the treatment of BRAFV600E-mutant mCRC after prior therapy	148	113	264	215
Tukysa	Unresectable or metastatic HER2-positive breast cancer; RAS wild-type, HER2-positive unresectable or metastatic colorectal cancer	121	—	227	—
Tivdak	Recurrent or metastatic cervical cancer	33	—	60	—
Talzenna	In combination with Xtandi (enzalutamide) for adult patients with HRR gene-mutated mCRPC; treatment of BRCA gene-mutated, HER2-negative, inoperable or recurrent breast cancer	32	12	55	22
All other Oncology	Various	457	455	853	923
PFIZER CENTREONE(g)		$278	$307	$535	$615
PFIZER IGNITE		$15	$10	$32	$14

BIOPHARMA		$12,991	$12,690	$27,595	$30,863
PFIZER U.S. COMMERCIAL DIVISION (U.S. Primary Care and U.S. Specialty Care)		4,911	4,200	11,764	10,815
PFIZER ONCOLOGY DIVISION		2,918	2,167	5,490	4,150
PFIZER INTERNATIONAL COMMERCIAL DIVISION		5,163	6,323	10,341	15,898

Total Alliance revenues included above		$2,067	$1,967	$4,240	$4,028
Total Royalty revenues included above		$345	$273	$608	$477
(a)Primarily reflects Alliance revenues and product revenues.
(b)The first six months of 2024 includes a $771 million favorable final adjustment recorded in the first quarter of 2024 to the estimated non-cash revenue reversal of $3.5 billion recorded in the fourth quarter of 2023, reflecting 5.1 million EUA-labeled treatment courses returned by the U.S. government through February 29, 2024 versus the estimated 6.5 million treatment courses that were expected to be returned as of December 31, 2023.
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
Remaining Performance Obligations––Contracted revenue expected to be recognized from remaining performance obligations for firm orders in long-term contracts to supply Comirnaty and Paxlovid to our customers totaled approximately $6 billion and $2 billion, respectively, as of June 30, 2024, which includes amounts received in advance and deferred, as well as amounts that will be invoiced as we deliver these products to our customers in future periods. Of these amounts, current contract terms provide for expected delivery of product with contracted revenue from 2024 through 2028. Remaining performance obligations

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

are based on foreign exchange rates as of the end of our fiscal second quarter of 2024 and exclude arrangements with an original expected contract duration of less than one year. Remaining performance obligations associated with contracts for other products and services were not significant as of June 30, 2024 or December 31, 2023.
Deferred Revenues––Our deferred revenues primarily relate to advance payments received or receivable from various government or government sponsored customers for supply of Paxlovid and Comirnaty. The deferred revenues related to Paxlovid and Comirnaty totaled $4.3 billion as of June 30, 2024, with $2.5 billion and $1.8 billion recorded in current liabilities and noncurrent liabilities, respectively. The deferred revenues related to Paxlovid and Comirnaty totaled $5.1 billion as of December 31, 2023, with $2.6 billion and $2.5 billion recorded in current liabilities and noncurrent liabilities, respectively. The decrease in Paxlovid and Comirnaty deferred revenues during the first six months of 2024 was primarily driven by a $771 million favorable final adjustment recorded in the first quarter of 2024 to the estimated non-cash Paxlovid revenue reversal recorded in the fourth quarter of 2023, as well as amounts recognized in Product revenues as we delivered the products to our customers, partially offset by additional advance payments received in the first six months of 2024 as we entered into amended contracts. During the second quarter and first six months of 2024, we recognized revenue of approximately $200 million and $1.2 billion, respectively, that was included in the balance of Paxlovid and Comirnaty deferred revenues as of December 31, 2023, including the aforementioned $771 million non-cash Paxlovid adjustment. The Paxlovid and Comirnaty deferred revenues as of June 30, 2024 will be recognized in Product revenues proportionately as we transfer control of the products to our customers and satisfy our performance obligations under the contracts, with the amounts included in current liabilities expected to be recognized in Product revenues within the next 12 months, and the amounts included in noncurrent liabilities expected to be recognized in Product revenues from 2025 through 2028. Deferred revenues associated with contracts for other products were not significant as of June 30, 2024 or December 31, 2023.

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
In the first quarter of 2024, we reclassified royalty income (substantially all of which is related to our Biopharma segment) from Other (income)/deductions––net and began presenting Royalty revenues as a separate line item within Total revenues in our consolidated statements of operations. Prior-period amounts have been recast to conform to the current presentation.
OVERVIEW OF OUR PERFORMANCE, OPERATING ENVIRONMENT, STRATEGY AND OUTLOOK
Our Business and Strategy––Pfizer Inc. is a research-based, global biopharmaceutical company. We apply science and our global resources to bring therapies to people that extend and significantly improve their lives. Our 2024 key priorities are:
•Achieve world-class oncology leadership
•Deliver next wave of pipeline innovation
•Maximize performance of our new products
•Expand margins by realigning our cost base
•Allocate capital to enhance shareholder value
One way we believe we will be more efficient, effective and able to execute on these five strategic priorities is through technology, including artificial intelligence.
We manage our commercial operations through a global structure consisting of three operating segments: Biopharma, PC1 and Pfizer Ignite. Biopharma is the only reportable segment. See Note 13A.
In the fourth quarter of 2023, we announced that we launched a multi-year, enterprise-wide cost realignment program (Realigning Our Cost Base Program) that aims to realign our costs with our longer-term revenue expectations. In the second quarter of 2024, we announced that we launched a multi-year, multi-phased program to reduce our costs of goods sold (Manufacturing Optimization Program), which is expected to include operational efficiencies, network structure changes, and product portfolio enhancements. See Note 3. For a description of anticipated savings related to these programs, see the Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives section within MD&A.
For additional information about our business, strategy and operating environment, see the Item 1. Business section and Overview of Our Performance, Operating Environment, Strategy and Outlook section within MD&A of our 2023 Form 10-K.
Our Business Development Initiatives––We are committed to strategically capitalizing on growth opportunities, primarily by advancing our own product pipeline and maximizing the value of our existing products, but also through various business development activities. For a description of the more significant recent transactions through February 22, 2024, the filing date of our 2023 Form 10-K, see Note 2 in our 2023 Form 10-K. Our significant recent business activities include the transactions discussed in Note 2 and the following:
AbbVie’s Acquisition of Cerevel Therapeutics––On August 1, 2024, AbbVie acquired all outstanding shares of Cerevel for $45 per share in cash. Cerevel was created through an arrangement between Bain Capital and us, under which we outlicensed the global development, manufacturing and commercialization rights to a portfolio of our neuroscience assets to Cerevel in exchange for an equity ownership stake, as well as potential future regulatory and commercial milestone payments and royalties. In connection with the closing of the acquisition, we received $1.2 billion in merger consideration for our Cerevel shares. We will recognize a gain of approximately $100 million in the third quarter of 2024 in Other (income)/deductions––net. Our rights under the outlicense are not affected by the acquisition of Cerevel.

Our Second Quarter 2024 and First Six Months of 2024 Performance
Total Revenues––Total revenues increased $277 million, or 2%, in the second quarter of 2024 to $13.3 billion from $13.0 billion in the second quarter of 2023, reflecting an operational increase of $447 million, or 3%, partially offset by an unfavorable impact of foreign exchange of $170 million, or 1%. The operational increase was primarily driven by revenues from legacy Seagen products acquired in December 2023 as well as growth from the Vyndaqel family, Eliquis, Paxlovid, and Nurtec ODT/Vydura, partially offset by declines in Comirnaty and, to a much lesser extent, Xeljanz and Ibrance. Excluding contributions from Comirnaty and Paxlovid, Total revenues increased $1.6 billion, or 14%, operationally.
Total revenues decreased $3.3 billion, or 11%, in the first six months of 2024 to $28.2 billion from $31.5 billion in the first six months of 2023, reflecting an operational decrease of $3.1 billion, or 10%, as well as an unfavorable impact of foreign exchange of $278 million, or 1%. The operational decrease was primarily driven by declines in Comirnaty and Paxlovid. Excluding contributions from Comirnaty and Paxlovid, Total revenues increased $2.9 billion, or 13%, operationally, reflecting revenues from legacy Seagen products acquired in December 2023 as well as continued growth from the Vyndaqel family and Eliquis.
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
Income/(Loss) from Continuing Operations Before Provision/(Benefit) for Taxes on Income(Loss)–– Loss from continuing operations before provision/(benefit) for taxes on income/(loss) in the second quarter of 2024 was $103 million, compared to income of $2.3 billion in the second quarter of 2023, primarily due to (i) an increase in restructuring charges and certain acquisition related costs, (ii) net losses on equity securities in 2024 versus net gains on equity securities in 2023 and (iii) higher net interest expense.
The decrease in Income from continuing operations before provision/(benefit) for taxes on income of $5.2 billion, to $3.3 billion in the first six months of 2024 from $8.5 billion in the first six months of 2023, was primarily due to (i) lower revenues, (ii) an increase in restructuring charges and certain acquisition related costs and (iii) higher net interest expense, partially offset by (iv) a decrease in Cost of sales.
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
For additional information on patent rights we consider most significant to our business as a whole, see the Item 1. Business––Patents and Other Intellectual Property Rights section of our 2023 Form 10-K. For a discussion of recent developments with respect to patent litigation involving certain of our products, see Note 12A1.
Regulatory Environment/Pricing and Access––Government and Other Payor Group Pressures––Governments globally, as well as private third-party payors in the U.S., may use a variety of measures to control costs, including, among others, legislative or regulatory pricing reforms, drug formularies (including tiering and utilization management tools), cross country collaboration and procurement, price cuts, mandatory rebates, health technology assessments, forced localization as a condition of market access, “international reference pricing” (i.e., the practice of a country linking its regulated medicine prices to those of other countries), quality consistency evaluation processes and volume-based procurement. We anticipate that these and similar initiatives will continue to increase pricing and access pressures globally. In the U.S., we expect to see continued focus by Congress and the Presidential Administration on regulating drug pricing regardless of which party comes to power following the upcoming November 2024 elections. Implementation of the drug pricing provisions of the IRA, which was signed into law in August 2022, will continue over the next several years. In August 2023, the Biden Administration unveiled the first ten medicines subject to the Medicare Drug Price Negotiation Program (the Program), which requires manufacturers of select drugs to engage in a process with the federal government to set new Medicare prices which would go into effect in 2026. Eliquis was among the first ten medicines subject to the Program. We expect the government to publicly disclose the new Medicare price for Eliquis by September 1, 2024. We continue to evaluate the impact of the IRA on our business, operations and financial condition and results as the full effect of the IRA on our business and the pharmaceutical industry remains uncertain. In addition, changes to the Medicaid Drug Rebate Program or the 340B Drug Pricing Program (the 340B Program), including legal or legislative developments at the federal or state level with respect to the 340B Program, could have a material impact on our business. See the Item 1. Business––Pricing Pressures and Managed Care Organizations and ––Government Regulation and Price Constraints and the Item 1A. Risk Factors––Pricing and Reimbursement sections, and the Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment section of the MD&A of our 2023 Form 10-K.
Impact of the July 2023 Tornado in Rocky Mount, North Carolina (NC)––Our manufacturing facility in Rocky Mount, NC was damaged by a tornado in July 2023. The facility is a key producer of sterile injectables and is responsible for manufacturing nearly 25 percent of all our sterile injectables, including anesthesia, analgesia, and micronutrients. While manufacturing has resumed, the supply of medicines impacted by the tornado is expected to be affected through 2024.
We incurred losses in 2023 and in the first six months of 2024 that were partially offset by insurance recoveries received in 2023. We expect to record additional insurance recoveries in future periods, but we are unable to predict the timing of receipt with certainty.
Product Supply––We periodically encounter supply delays, disruptions and shortages, including due to voluntary product recalls and natural or man-made disasters. In response to requests from various regulatory authorities, manufacturers across the pharmaceutical industry, including Pfizer, are evaluating their product portfolios for the potential presence or formation of nitrosamines. In 2021, Pfizer recalled all lots of Chantix in the U.S. due to the presence of a nitrosamine, N-nitroso-varenicline, at or above the FDA interim acceptable intake limit. Regulatory authorities have issued updated guidance on nitrosamine acceptable intake levels. With this guidance, which included an updated intake level for N-nitroso-varenicline, we expect to make regulatory submissions in the second half of 2024 to potentially enable Chantix to return to market in the U.S. and in certain international markets.
Except for the impact of the tornado in Rocky Mount, NC discussed above, we have not seen a significant disruption of our supply chain in the first six months of 2024 and through the date of filing of this Form 10-Q, and all of our manufacturing sites globally have continued to operate at or near normal levels. We continue to monitor industry demand for certain components and raw materials and implement mitigation strategies in an effort to reduce any potential risk or impact to product supply, including active supplier management, qualification of additional suppliers and advanced purchasing to the extent possible. For information on risks related to product manufacturing, see the Item 1A. Risk Factors––Product Manufacturing, Sales and Marketing Risks section of our 2023 Form 10-K.
CIFFREO Study Readout––In June 2024, we announced that CIFFREO, a Phase 3 study evaluating fordadistrogene movaparvovec in ambulatory patients with DMD did not meet its primary endpoint and that key secondary endpoints also did not show a significant difference between participants treated with fordadistrogene movaparvovec and placebo. See the Product Developments section within MD&A. As a result, we recorded a $240 million intangible asset impairment charge in the second quarter of 2024 (see Note 4). Additionally, we expect to record a charge of approximately $400 million in the third quarter of 2024 after a decision to sell one of our facilities was made in July 2024 as a result of the discontinuation of the DMD program.
The Global Economic Environment––In addition to the industry-specific factors discussed above, we, like other businesses of our size and global extent of activities, are exposed to economic cycles. See the Overview of Our Performance, Operating Environment, Strategy and Outlook––The Global Economic Environment section of the MD&A of our 2023 Form 10-K.
COVID-19––In response to COVID-19, we developed Paxlovid and collaborated with BioNTech to jointly develop Comirnaty. As part of our strategy for COVID-19, we are continuing to make significant investments in breakthrough science. This includes continuing to evaluate Comirnaty and Paxlovid, including against new variants of concern, developing variant adapted vaccine candidates and developing potential combination respiratory vaccines and potential next generation vaccines and therapies. We are also evaluating Paxlovid for additional populations. See the Product Developments section within MD&A.
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
In 2023, we principally sold Paxlovid globally to government agencies. On October 13, 2023, we announced an amended agreement with the U.S. government, which facilitated the transition of Paxlovid to traditional commercial markets in the U.S. in November 2023, with minimal uptake of NDA-labeled commercial product before January 1, 2024 (see Note 13C). Internationally, for Paxlovid, most markets have now transitioned to commercial markets, and we are expecting most revenue for Paxlovid to be generated through commercial channels in 2024.
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
Israel/Hamas Conflict––Our local operations have been impacted by the armed conflict between Israel and Hamas that began on October 7, 2023. For both the six months ended June 30, 2024 and the fiscal year ended December 31, 2023, the business of our Israeli subsidiary represented less than 1% of our consolidated revenues and assets. We are closely monitoring developments in this conflict, including evaluating potential impacts to our business, customers, suppliers, employees, and operations in Israel and elsewhere in the Middle East that may impact global operations. At this time, longer term impacts to the Company are uncertain and subject to change.
Russia/Ukraine Conflict––Our local operations have been impacted by the armed conflict between Russia and Ukraine. For both the six months ended June 30, 2024 and the fiscal year ended December 31, 2023, the business of our Russia and Ukraine subsidiaries represented less than 1% of our consolidated revenues and assets. While we are monitoring the effects of the conflict between Russia and Ukraine, the situation continues to evolve and the long-term implications, including the broader economic consequences of the conflict, potential additional sanctions, and actions by our customers or suppliers (including financial institutions) are difficult to predict at this time.
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

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Total Revenues by Geography

The following presents worldwide Total revenues by geography:
	Three Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023	% Change
Operating segments:
Biopharma	$12,991	$12,690	$7,828	$6,367	$5,163	$6,323	2	23	(18)
Pfizer CentreOne	278	307	49	82	229	225	(10)	(40)	2
Pfizer Ignite	15	10	15	10	—	—	47	47	—
Total revenues	$13,283	$13,007	$7,892	$6,458	$5,391	$6,548	2	22	(18)

	Six Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023	% Change
Operating segments:
Biopharma	$27,595	$30,863	$17,254	$14,965	$10,341	$15,898	(11)	15	(35)
Pfizer CentreOne	535	615	120	190	416	425	(13)	(37)	(2)
Pfizer Ignite	32	14	32	14	—	—	*	*	—
Total revenues	$28,162	$31,492	$17,406	$15,169	$10,756	$16,323	(11)	15	(34)
* Indicates calculation not meaningful.

The following provides an analysis of the worldwide change in Total revenues by geographic areas in the second quarter of 2024 compared to the second quarter of 2023:
(MILLIONS)	Worldwide	U.S.	International
Operational growth/(decline):
Revenues from legacy Seagen, which was acquired in December 2023	$845	$806	$39
Worldwide growth from the Vyndaqel family, Eliquis, Nurtec ODT/Vydura, Xtandi and Abrysvo, partially offset by worldwide declines from Xeljanz, Ibrance, the Prevnar family and Inlyta	595	431	164
Worldwide growth from Paxlovid	112	68	45
Worldwide decline from Comirnaty	(1,290)	41	(1,331)
Decline in oncology biosimilars, largely due to lower net price in the U.S.	(80)	(82)	2
Other operational factors, net	266	170	95
Operational growth/(decline), net	447	1,434	(986)

Unfavorable impact of foreign exchange	(170)	—	(170)
Total revenues increase/(decrease)	$277	$1,434	$(1,157)

The following provides an analysis of the worldwide change in Total revenues by geographic areas in the first six months of 2024 compared to the first six months of 2023:
(MILLIONS)	Worldwide	U.S.	International
Operational growth/(decline):
Worldwide decline from Comirnaty	$(3,998)	$(169)	$(3,829)
Worldwide decline from Paxlovid	(1,918)	(92)	(1,825)
Decline in oncology biosimilars, largely due to lower net price in the U.S.	(228)	(223)	(5)
Decreased revenues from Sulperazon, largely driven by lower demand in China in the first quarter of 2024 as compared to the first quarter of 2023	(172)	—	(172)
Revenues from legacy Seagen, which was acquired in December 2023	1,586	1,518	68
Worldwide growth from the Vyndaqel family, Eliquis, Xtandi, Nurtec ODT/Vydura and the Prevnar family, partially offset by declines from Xeljanz, Ibrance and Inlyta	1,220	956	264
Revenues from Abrysvo, primarily driven by the launch of the older adult indication in the U.S. in July 2023	201	172	29
Other operational factors, net	256	75	181
Operational growth/(decline), net	(3,052)	2,237	(5,289)

Unfavorable impact of foreign exchange	(278)	—	(278)
Total revenues increase/(decrease)	$(3,330)	$2,237	$(5,567)
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

The following presents information about product revenue deductions:
	Three Months Ended		Six Months Ended
(MILLIONS)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Medicare rebates	$757	$207	$1,477	$432
Medicaid and related state program rebates	516	411	1,126	822
Performance-based contract rebates	1,666	1,229	3,048	2,421
Chargebacks	2,911	2,305	5,662	4,589
Sales allowances	1,592	1,594	3,085	3,109
Sales returns and cash discounts	533	238	350	751
Total(a)	$7,976	$5,984	$14,749	$12,125
(a)The increase in revenue deductions in the second quarter and first six months of 2024 is primarily driven by the transition of Paxlovid and Comirnaty to commercial markets, our acquisition of Seagen in December 2023, and higher sales of other recently acquired products, partially offset in the first six months of 2024 by a $771 million favorable final adjustment recorded in the first quarter of 2024 to the estimated non-cash Paxlovid revenue reversal of $3.5 billion recorded in the fourth quarter of 2023 (see Note 13C).
Product revenue deductions are primarily a function of product sales volume, mix of products sold, contractual or legislative discounts and rebates.
For information on our accruals for product revenue deductions, including the balance sheet classification of these accruals, see Note 1C.

Total Revenues––Selected Product Discussion
Biopharma

(MILLIONS)				Revenue		% Change
Product	Period	Global Revenues	Region	June 30, 2024	July 2, 2023	Total	Oper.	Operational Results Commentary
Eliquis	QTD	$1,877 Up 8% (operationally)	U.S.	$1,262	$1,152	10
Growth driven primarily by continued oral anti-coagulant adoption and market share gains in the non-valvular atrial fibrillation indication in the U.S. and certain markets in Europe, partially offset by declines due to loss of patent-based exclusivity and generic competition in certain international markets.

			Int’l.	615	610	1	4
			Worldwide	$1,877	$1,762	7	8
	YTD	$3,917 Up 9% (operationally)	U.S.	$2,675	$2,413	11
			Int’l.	1,242	1,223	2	4
			Worldwide	$3,917	$3,636	8	9
Prevnar family	QTD	$1,359 Down 4% (operationally)	U.S.	$832	$868	(4)
QTD declines primarily driven by fewer adult vaccinations in the U.S. and lower pediatric indication sales in certain emerging markets and Japan, partially offset by growth in the pediatric indication in the U.S. as a result of the Prevnar 20 launch in 2023, as well as strong uptake of the adult indication in certain international markets.

YTD growth primarily driven by the pediatric indication in the U.S. as a result of the Prevnar 20 launch in 2023, as well as strong uptake of the adult indication in certain international markets, partially offset by fewer adult vaccinations in the U.S.

			Int’l.	527	563	(6)	(3)
			Worldwide	$1,359	$1,431	(5)	(4)
	YTD	$3,050 Up 2% (operationally)	U.S.	$1,981	$1,953	1
			Int’l.	1,069	1,081	(1)	2
			Worldwide	$3,050	$3,033	1	2
Vyndaqel family	QTD	$1,323 Up 71% (operationally)	U.S.	$861	$434	98		Growth largely driven by continued strong demand, primarily in the U.S. and international developed markets.
			Int’l.	462	348	33	36
			Worldwide	$1,323	$782	69	71
	YTD	$2,460 Up 68% (operationally)	U.S.	$1,612	$818	97
			Int’l.	848	650	30	32
			Worldwide	$2,460	$1,468	68	68
Paxlovid	QTD	$251 Up 79% (operationally)	U.S.	$68	$—	*
QTD growth primarily driven by:
• no second quarter 2023 U.S. sales in anticipation of transition to commercial markets in the second half of 2023; and
• increases in infections and demand in certain international markets in the second quarter of 2024.

YTD declines primarily driven by:
• lower contractual deliveries in most international markets and in the U.S. as a result of the transition to traditional commercial market sales; and
• lower demand in China due to the non-recurrent surge in COVID-19 infection during the first quarter of 2023, partially offset by:
• a $771 million favorable final adjustment recorded in the first quarter of 2024 to the estimated non-cash revenue reversal of $3.5 billion recorded in the fourth quarter of 2023 (see Note 13C).

			Int’l.	184	143	29	31
			Worldwide	$251	$143	76	79
	YTD	$2,286 Down 46% (operationally)	U.S.	$1,868	$1,960	(5)
			Int’l.	418	2,252	(81)	(81)
			Worldwide	$2,286	$4,212	(46)	(46)
Ibrance	QTD	$1,130 Down 8% (operationally)	U.S.	$741	$850	(13)
Declines primarily driven by lower demand due to competitive pressure globally and price decreases in certain international developed markets, partially offset by increased clinical trial supply orders in certain international developed markets versus prior year.

			Int’l.	390	397	(2)	1
			Worldwide	$1,130	$1,247	(9)	(8)
	YTD	$2,184 Down 8% (operationally)	U.S.	$1,420	$1,600	(11)
			Int’l.	765	791	(3)	(1)
			Worldwide	$2,184	$2,391	(9)	(8)
Xtandi	QTD	$495 Up 17% (operationally)	U.S.	$495	$423	17		Growth largely driven by strong demand due to uptake of the nmCSPC indication following approval in the fourth quarter of 2023.
			Int’l.	—	—	—	—
			Worldwide	$495	$423	17	17
	YTD	$913 Up 20% (operationally)	U.S.	$913	$763	20
			Int’l.	—	—	—	—
			Worldwide	$913	$763	20	20
Padcev	QTD	$394 *	U.S.	$387	$—	*		Growth driven by the acquisition of Seagen in the fourth quarter of 2023 as well as strong demand.
			Int’l.	7	—	*	*
			Worldwide	$394	$—	*	*
	YTD	$735 *	U.S.	$721	$—	*
			Int’l.	14	—	*	*
			Worldwide	$735	$—	*	*

(MILLIONS)				Revenue		% Change
Product	Period	Global Revenues	Region	June 30, 2024	July 2, 2023	Total	Oper.	Operational Results Commentary
Comirnaty	QTD	$195 Down 87% (operationally)	U.S.	$58	$16	*
Declines largely driven by lower contractual deliveries and demand in international markets (as well as lower U.S. volumes YTD), reflecting the anticipated seasonality of demand for vaccinations and as certain markets, including the U.S., transition to traditional commercial market sales.

			Int’l.	137	1,471	(91)	(90)
			Worldwide	$195	$1,488	(87)	(87)
	YTD	$548 Down 88% (operationally)	U.S.	$176	$345	(49)
			Int’l.	373	4,207	(91)	(91)
			Worldwide	$548	$4,552	(88)	(88)
Adcetris	QTD	$279 *	U.S.	$271	$—	*		Growth driven by the acquisition of Seagen in the fourth quarter of 2023.
			Int’l.	7	—	*	*
			Worldwide	$279	$—	*	*
	YTD	$536 *	U.S.	$524	$—	*
			Int’l.	12	—	*	*
			Worldwide	$536	$—	*	*
Nurtec ODT/Vydura	QTD	$356 Up 44% (operationally)	U.S.	$339	$244	39
QTD growth primarily driven by strong demand in the U.S. as well as recent launches in international markets.

YTD growth primarily driven by strong demand in the U.S. as well as recent launches in international markets, partially offset by lower net price in the U.S. due to unfavorable changes in channel mix.

			Int’l.	17	4	*	*
			Worldwide	$356	$247	44	44
	YTD	$533 Up 29% (operationally)	U.S.	$506	$406	25
			Int’l.	27	7	*	*
			Worldwide	$533	$414	29	29
Xeljanz	QTD	$303 Down 34% (operationally)	U.S.	$181	$333	(46)
Declines driven primarily by decreased prescription volumes globally resulting from ongoing shifts in prescribing patterns related to label changes, as well as lower net price in the U.S. due to unfavorable changes in channel mix and the impact of regulatory exclusivity expiry in Canada.

			Int’l.	122	136	(11)	(7)
			Worldwide	$303	$469	(35)	(34)
	YTD	$497 Down 29% (operationally)	U.S.	$255	$423	(40)
			Int’l.	242	284	(15)	(12)
			Worldwide	$497	$706	(30)	(29)
Inlyta	QTD	$252 Down 2% (operationally)	U.S.	$151	$168	(10)		Declines primarily driven by lower demand in the U.S. as well as lower volumes and lower net price in international developed markets, partially offset by higher demand in China.
			Int’l.	101	94	8	11
			Worldwide	$252	$262	(4)	(2)
	YTD	$489 Down 5% (operationally)	U.S.	$292	$323	(9)
			Int’l.	197	199	(1)	2
			Worldwide	$489	$521	(6)	(5)
Abrysvo	QTD	$56 *	U.S.	$41	$—	*		Growth primarily driven by the launch of the older adult indication in the U.S. in July 2023.
			Int’l.	15	—	*	*
			Worldwide	$56	$—	*	*
	YTD	$201 *	U.S.	$172	$—	*
			Int’l.	29	—	*	*
			Worldwide	$201	$—	*	*
Pfizer CentreOne

(MILLIONS)				Revenue		% Change
Operating Segment	Period	Global Revenues	Region	June 30, 2024	July 2, 2023	Total	Oper.	Operational Results Commentary
PC1	QTD	$278 Down 9% (operationally)	U.S.	$49	$82	(40)		Declines primarily driven by lower manufacturing of divested and other third-party products under manufacturing and supply agreements, partially offset by growth in manufacturing-related services.
			Int’l.	229	225	2	3
			Worldwide	$278	$307	(10)	(9)
	YTD	$535 Down 13% (operationally)	U.S.	$120	$190	(37)
			Int’l.	416	425	(2)	(2)
			Worldwide	$535	$615	(13)	(13)
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

Costs and Expenses

Costs and expenses follow:
	Three Months Ended			Six Months Ended
(MILLIONS)	June 30, 2024	July 2, 2023	% Change	June 30, 2024	July 2, 2023	% Change
Cost of sales	$3,300	$3,237	2	$6,679	$8,122	(18)
Percentage of Total revenues	24.8%	24.9%		23.7%	25.8%
Selling, informational and administrative expenses	3,717	3,497	6	7,212	6,914	4
Research and development expenses	2,696	2,648	2	5,189	5,153	1
Acquired in-process research and development expenses	6	33	(81)	6	55	(88)
Amortization of intangible assets	1,307	1,184	10	2,615	2,287	14
Restructuring charges and certain acquisition-related costs	1,254	214	*	1,356	222	*
Other (income)/deductions—net	1,107	(75)	*	1,787	200	*
* Indicates calculation not meaningful.
Second Quarter of 2024 vs. Second Quarter of 2023 and First Six Months of 2024 vs. First Six Months of 2023
Cost of Sales
Cost of sales increased $63 million in the second quarter of 2024, primarily due to:
•an impact of $500 million from our Seagen acquisition, inclusive of the amortization of the fair value step-up of inventory, partially offset by:
•a favorable change in sales mix of $500 million, primarily driven by lower sales of Comirnaty.
Cost of sales decreased $1.4 billion in the first six months of 2024, primarily due to:
•a favorable change in sales mix of $2.3 billion, primarily driven by lower sales of Comirnaty, partially offset by:
•an impact of $910 million from our Seagen acquisition, inclusive of the amortization of the fair value step-up of inventory.
Cost of sales as a percentage of Total revenues was relatively flat in the second quarter of 2024 and reflects favorable changes in sales mix primarily driven by lower sales of Comirnaty, which resulted in a lower related charge for the 50% gross profit split with BioNTech and applicable royalty expenses; offset by the amortization of the fair value step-up of inventory related to the Seagen acquisition.
The decrease in Cost of sales as a percentage of Total revenues in the first six months of 2024 was mainly driven by a favorable change in sales mix, primarily driven by lower sales of Comirnaty and, to a lesser extent, a favorable impact of foreign exchange, partially offset by the amortization of the fair value step-up of inventory related to the Seagen acquisition.
Certain of our vaccines, including Comirnaty, are subject to seasonality of demand, with a greater portion of revenues and related cost of sales anticipated in the fall and winter seasons. See also The Global Economic Environment––COVID-19 section for information about our COVID-19 products.
Selling, Informational and Administrative Expenses
Selling, informational and administrative expenses increased $220 million in the second quarter of 2024, primarily due to an increase of $180 million in marketing and promotional expenses for recently launched and acquired products.
Selling, informational and administrative expenses increased $297 million in the first six months of 2024, primarily due to:
•an increase of $420 million in marketing and promotional expenses for recently launched and acquired products; and
•an increase of $145 million for corporate enabling functions primarily driven by digital costs from our December 2023 acquisition of Seagen, partially offset by:
•a decrease of $270 million in marketing and promotional expenses for Paxlovid.
Research and Development Expenses
Research and development expenses were relatively flat in the second quarter and the first six months of 2024, primarily due to:
•increased spending of $220 million in the second quarter and $475 million in the first six months mainly to develop certain medicines acquired from Seagen,
•offset by lower spending of $235 million in the second quarter and partially offset by $400 million in the first six months primarily as a result of our cost realignment program; and

•for the first six months, lower spending of $80 million related to certain ongoing vaccine programs.
Amortization of Intangible Assets
Amortization of intangible assets increased $123 million in the second quarter of 2024 and $328 million in the first six months of 2024, primarily driven by:
•increases of $140 million in the second quarter and $270 million in the first six months from our December 2023 acquisition of Seagen; and
•increases of $120 million in the second quarter and $240 million in the first six months related to assets reclassified in 2023 from IPR&D to developed technology rights, partially offset by:
•decreases of $160 million in the second quarter and $250 million in the first six months related to changes in asset lives and fully amortized assets.
Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
Realigning our Cost Base Program––This program is expected to deliver net cost savings of at least $4 billion, to be achieved primarily from 2023 through 2024.
Manufacturing Optimization Program––The first phase of this multi-phased program is expected to deliver savings of approximately $1.5 billion by the end of 2027, some of which is expected to begin being realized in 2025.
Certain qualifying costs for these programs in all periods since inception were recorded and reflected as Certain Significant Items and excluded from our non-GAAP measure of Adjusted Income. See the Non-GAAP Financial Measure: Adjusted Income section within MD&A.
For a description of our programs, as well as the anticipated and actual costs, see Note 3A. The program savings discussed above may be rounded and represent approximations. In addition to these programs, we continuously monitor our operations for cost reduction and/or productivity opportunities, especially in light of patent-based and regulatory exclusivity expiries as well as the expiration of collaborative arrangements for various products. Improvement of operating margin will continue to be an important focus for the Company.
Seagen acquisition––In connection with our acquisition of Seagen, we are focusing our efforts on achieving an appropriate cost structure for the combined company. We expect to generate approximately $1 billion of annual cost synergies, to be achieved by 2026. The one-time costs to generate these synergies are expected to be approximately $1.5 billion, incurred primarily from 2023 through 2025.
Other (Income)/Deductions—Net
The unfavorable period-over-period change of $1.2 billion in the second quarter of 2024 was primarily driven by (i) net losses on equity securities in the second quarter of 2024 versus net gains on equity securities in the second quarter of 2023, (ii) higher net interest expense and (iii) intangible asset impairment charges recorded in the second quarter of 2024.
The unfavorable period-over-period change of $1.6 billion for the first six months of 2024, was primarily driven by (i) higher net interest expense, (ii) equity losses from our investment in Haleon in the first six months of 2024 versus equity income in the second quarter of 2023, (iii) lower dividend income and (iv) higher charges for certain legal matters. See Note 4.
Provision/(Benefit) for Taxes on Income/(Loss)

	Three Months Ended			Six Months Ended
(MILLIONS)	June 30, 2024	July 2, 2023	% Change	June 30, 2024	July 2, 2023	% Change
Provision/(benefit) for taxes on income/(loss)	$(134)	$(71)	89	$159	$644	(75)
Effective tax rate on continuing operations	130.2%	(3.1)%		4.8%	7.5%
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
PRODUCT DEVELOPMENTS
A comprehensive update of Pfizer’s development pipeline was published as of July 30, 2024 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
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
Products

PRODUCT	INDICATION OR PROPOSED INDICATION	APPROVED/FILED*
		U.S.	EU	JAPAN
COVID-19 Vaccine (pediatric)(a)	Active immunization to prevent COVID-19 caused by SARS-CoV-2 for individuals 6 months through 4 years of age	Authorized September 2023	Approved August 2023	Approved September 2023
	Active immunization to prevent COVID-19 caused by SARS-CoV-2 for individuals 5 through 11 years of age	Authorized September 2023	Approved August 2023	Approved September 2023
Comirnaty (COVID-19 Vaccine)(b)	Active immunization to prevent COVID-19 caused by SARS-CoV-2 in individuals 12 years of age and older	Approved September 2023	Approved August 2023	Approved September 2023
Prevnar 20/Prevenar 20 (Vaccine)	Active immunization to prevent pneumonia invasive disease caused by Streptococcus pneumoniae in adults ages 18 years and older	Approved June 2021	Approved February 2022	Filed September 2023
Active immunization to prevent pneumonia and invasive disease in infants and children six weeks through 17 years of age, and for the prevention of otitis media in infants six weeks through five years of age caused by the original seven serotypes contained in Prevnar(c).
		Approved April 2023	Approved March 2024	Approved March 2024
TicoVac (Vaccine)	Active immunization to prevent tick-borne encephalitis in individuals 1 year of age and older	Approved August 2021		Approved March 2024
Nurtec ODT/Vydura (rimegepant)	Acute treatment of migraine with or without aura in adults	Approved February 2020	Approved April 2022
	Prevention of episodic migraine in adults	Approved May 2021	Approved April 2022
Litfulo/Ritfulo (ritlecitinib)	Severe alopecia areata for individuals 12 years of age and older	Approved June 2023	Approved September 2023	Approved June 2023
Zavzpret (zavegepant) (intranasal)	Acute treatment of migraine with or without aura in adults	Approved March 2023
Penbraya (PF-06886992) (Vaccine)	Active immunization to prevent serogroups ABCWY meningococcal infections in adolescents and young adults 10 through 25 years of age	Approved October 2023	Filed June 2023

PRODUCT	INDICATION OR PROPOSED INDICATION	APPROVED/FILED*
		U.S.	EU	JAPAN
Abrysvo (Vaccine)	Active immunization of pregnant individuals for the prevention of lower respiratory tract disease caused by RSV in infants from birth through 6 months of age	Approved August 2023	Approved August 2023	Approved January 2024
	Active immunization for the prevention of lower respiratory tract disease caused by RSV in individuals 60 years and older	Approved May 2023	Approved August 2023	Approved March 2024
	Active immunization for the prevention of lower respiratory tract disease caused by RSV in individuals 18-59 years of age	Filed July 2024	Filed June 2024
Velsipity (etrasimod)	Moderately to severely active ulcerative colitis in adults	Approved October 2023	Approved February 2024	Filed June 2024
Braftovi (encorafenib) and Mektovi (binimetinib)(d)	BRAFV600E-mutant metastatic non-small cell lung cancer in adult patients	Approved October 2023	Filed October 2023
Elrexfio (elranatamab)	Triple-class relapsed/refractory multiple myeloma in adult patients	Approved August 2023	Approved December 2023	Approved March 2024
Talzenna (talazoparib)	Combination with Xtandi (enzalutamide) for adult patients with HRR gene-mutated mCRPC(e)	Approved June 2023	Approved January 2024	Approved January 2024
Treatment of adult patients with germline breast cancer susceptibility gene (gBRCA)1/2-mutations, who have human epidermal growth factor receptor 2-negative (HER2-) locally advanced (LA) or metastatic breast cancer (MBC)
		Approved October 2018	Approved June 2019	Approved January 2024
Beqvez/Durveqtix (fidanacogene elaparvovec)(f)	Moderate to severe hemophilia B in adults	Approved April 2024	Approved July 2024	Filed June 2024
Xtandi (enzalutamide)(g)	nmCSPC with biochemical recurrence at high risk for metastasis (high-risk BCR)	Approved November 2023	Approved April 2024
marstacimab (PF-06741086)	Hemophilia A and B	Filed December 2023	Filed October 2023	Filed February 2024
Emblaveo (aztreonam-avibactam)(h)	Treatment of infections in adult patients caused by Gram-negative bacteria with limited or no treatment options		Approved April 2024
Padcev (enfortumab vedotin-ejfv)(i)	In combination with Keytruda®(j) (pembrolizumab) for locally advanced or metastatic urothelial cancer in adults	Approved December 2023	Filed January 2024	Filed January 2024
Tivdak (tisotumab vedotin-tftv)(k)	Recurrent or metastatic cervical cancer with disease progression on or after first-line therapy	Approved(l) April 2024	Filed February 2024
2024-2025 COVID-19 Vaccine (JN.1 strain)	Active immunization to prevent COVID-19 caused by SARS-CoV-2 for individuals 6 months of age and older		Approved July 2024	Filed July 2024
Ngenla (somatrogon)(m)	Adult growth hormone deficiency		Filed June 2024
Adcetris (brentuximab vedotin)(n)	Relapsed/refractory diffuse large B-cell lymphoma	Filed July 2024
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
(c)For EU, approved indications are pneumococcal invasive disease pneumonia and otitis media. For Japan, approved indication is invasive pneumococcal disease.
(d)Pierre Fabre is the Marketing Authorization Holder for Braftovi (encorafenib) and Mektovi (binimetinib) in the EU.
(e)Listed indication applies to U.S. only. EU indication (all comers): mCRPC in whom chemotherapy is not clinically indicated; Japan indication: BRCA gene-mutated mCRPC.
(f)Being developed in collaboration with Spark Therapeutics, Inc. As of July 2024, Durveqtix has received Conditional Marketing Authorization in the EU.
(g)Being developed in collaboration with Astellas.
(h)Being developed in collaboration with AbbVie. AbbVie has the exclusive commercialization rights to this investigative therapy in the U.S. and Canada; Pfizer leads the joint development program and has commercialization rights in all other countries.
(i)Being developed in collaboration with Astellas.
(j)Keytruda® is a registered trademark of Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc.
(k)Being developed in collaboration with Genmab A/S.
(l)April 2024 approval date in the U.S. refers to the conversion of a prior accelerated approval to full approval
(m)Being developed in collaboration with OPKO Health, Inc.
(n)Being developed in collaboration with Takeda. Takeda has ex-U.S./Canada rights.

The following provides information about additional indications and new drug candidates in late-stage development:

	PRODUCT/CANDIDATE	PROPOSED DISEASE AREA
LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS	Ibrance (palbociclib)(a)	ER+/HER2+ metastatic breast cancer
	Talzenna (talazoparib)	Combination with Xtandi (enzalutamide) for DNA Damage Repair-deficient mCSPC
	Braftovi (encorafenib) and Erbitux® (cetuximab)(b)	First-line BRAFV600E-mutant mCRC
	Paxlovid (nirmatrelvir; ritonavir)	COVID-19 in high-risk children (6-11 years of age; >88lbs)
	Litfulo (ritlecitinib)	Vitiligo
	Elrexfio (elranatamab)	Multiple myeloma double-class exposed
Newly diagnosed multiple myeloma post-transplant maintenance
Newly diagnosed multiple myeloma transplant-ineligible
2nd line + relapsed refractory multiple myeloma
	Oxbryta (voxelotor)	Sickle cell disease (pediatric)
Leg ulcers in patients with sickle cell disease
	Eliquis (apixaban)(c)	Venous thromboembolism (pediatric)
	Padcev (enfortumab vedotin)(d)	Cisplatin-ineligible/decline muscle-invasive bladder cancer
Cisplatin-eligible muscle-invasive bladder cancer
	Tukysa (tucatinib)	HER2+ adjuvant breast cancer
2nd line/3rd line HER2+ metastatic breast cancer
1st line HER2+ maintenance metastatic breast cancer
1st line HER2+ metastatic colorectal cancer
NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT	giroctocogene fitelparvovec (PF-07055480)(e)	Hemophilia A
	PF-06425090 (vaccine)	Immunization to prevent primary clostridioides difficile infection
	sasanlimab (PF-06801591)	Combination with Bacillus Calmette-Guerin for non-muscle-invasive bladder cancer
	VLA15 (PF-07307405) vaccine(f)	Immunization to prevent Lyme disease
	PF-07252220 (quadrivalent mRNA-based vaccine)	Immunization to prevent influenza
	vepdegestrant (PF-07850327)(g)	Breast cancer metastatic - 2nd line ER+/HER2-
	inclacumab (PF-07940370)	Sickle cell disease
	Ibrance + vepdegestrant(g)	ER+/HER2- metastatic breast cancer
	dazukibart (PF-06823859)	Dermatomyositis, polymyositis
	disitamab vedotin(h)	1st line HER2 (≥IHC1+) metastatic urothelial cancer
	PF-07926307 (COVID/flu combo vaccine)(i)	Immunization to prevent COVID infection and influenza
	sisunatovir (PF-07923568)	Respiratory syncytial virus infection (adults)
	sigvotatug vedotin (PF-08046047)	2nd line non-small cell lung cancer
	osivelotor (PF-07940367)	Sickle cell disease
	atirmociclib (PF-07220060)	2nd line metastatic breast cancer
(a)Being developed in collaboration with The Alliance Foundation Trials, LLC.
(b)Erbitux is a registered trademark of ImClone LLC. In the EU, we are developing in collaboration with the Pierre Fabre Group. In Japan, we are developing in collaboration with Ono Pharmaceutical Co., Ltd.
(c)Being developed in collaboration with BMS.
(d)Being developed in collaboration with Astellas.
(e)Being developed in collaboration with Sangamo Therapeutics, Inc.
(f)Being developed in collaboration with Valneva SE.
(g)Vepdegestrant is being developed in collaboration with Arvinas, Inc.
(h)Being developed in collaboration with RemeGen Co., Ltd.
(i)Being developed in collaboration with BioNTech.
CIFFREO, a Phase 3 global, multicenter, randomized, double-blind, placebo-controlled study evaluating the investigational mini-dystrophin gene therapy, fordadistrogene movaparvovec, in ambulatory patients with DMD did not meet its primary endpoint of improvement in motor function among boys 4 to 7 years of age treated with the gene therapy compared to placebo. Key secondary endpoints, including 10-meter run/walk velocity and time to rise from floor velocity, also did not show a significant difference between participants treated with fordadistrogene movaparvovec and placebo. A decision to cease development of fordadistrogene movaparvovec has been endorsed, and it has been removed from the table above.
In July 2024, the EMA initiated a referral procedure under Article 20 of Regulation (EC) No 726/2004 for Oxbryta (voxelotor). This review relates to a potential safety concern arising from observations in two ongoing clinical trials. The EMA will assess the information from these studies, taking into account all the available data on the benefits and risks of Oxbryta. Pfizer will be working with the EMA throughout the review process, and with other regulators globally in relation to this matter.

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
Certain Significant Items—Adjusted income excludes certain significant items representing substantive and/or unusual items that are evaluated individually on a quantitative and qualitative basis. Certain significant items may be highly variable and difficult to predict. Furthermore, in some cases it is reasonably possible that they could reoccur in future periods. For example, although major non-acquisition-related cost-reduction programs are specific to an event or goal with a defined term, we may have subsequent programs based on reorganizations of the business, cost productivity or in response to generic or biosimilar entry or economic conditions. Legal charges to resolve litigation are also related to specific cases, which are facts and circumstances specific and, in some cases, may also be the result of litigation matters at acquired companies that were inestimable, not probable or unresolved at the date of acquisition, or legal matters related to divested products or businesses. Gains and losses on equity securities and pension and postretirement actuarial remeasurement gains and losses have a very high degree of inherent market volatility, which we do not control and cannot predict with any level of certainty, and we do not believe including these gains and losses assists investors in understanding our business or is reflective of our core operations and business. Unusual items represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. See the Reconciliations of GAAP Reported to Non-GAAP Adjusted information—Certain Line Items below for a non-inclusive list of certain significant items and the Non-GAAP Financial Measure: Adjusted Income section within MD&A of our 2023 Form 10-K.
Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended June 30, 2024
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a), (b)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$3,300	$3,717	$1,107	$41	$0.01
Amortization of intangible assets	—	—	—	1,307
Acquisition-related items	(445)	(10)	(18)	617
Discontinued operations	—	—	—	(20)
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(c)	(50)	(36)	—	1,215
Certain asset impairments(d)	—	—	(240)	240
(Gains)/losses on equity securities	—	—	(342)	342
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	(2)	2
Other(e)	(37)	(3)	(247)	292
Income tax provision—non-GAAP items				(635)
Non-GAAP Adjusted	$2,768	$3,669	$258	$3,400	$0.60

	Six Months Ended June 30, 2024
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a), (b)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$6,679	$7,212	$1,787	$3,156	$0.55
Amortization of intangible assets	—	—	—	2,615
Acquisition-related items	(762)	(16)	(21)	1,125
Discontinued operations	—	—	—	(20)
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(c)	(71)	(65)	—	1,198
Certain asset impairments(d)	—	—	(349)	349
(Gains)/losses on equity securities	—	—	(317)	317
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	(5)	5
Other(e)	(42)	(8)	(541)	599
Income tax provision—non-GAAP items				(1,271)
Non-GAAP Adjusted	$5,804	$7,123	$555	$8,074	$1.42

	Three Months Ended July 2, 2023
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a), (b)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$3,237	$3,497	$(75)	$2,327	$0.41
Amortization of intangible assets	—	—	—	1,184
Acquisition-related items	(136)	(2)	(168)	387
Discontinued operations	—	—	—	3
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(c)	(17)	(67)	—	235
(Gains)/losses on equity securities	—	—	135	(135)
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	1	(1)
Other(e)	(12)	(8)	(171)	194
Income tax provision—non-GAAP items				(355)
Non-GAAP Adjusted	$3,072	$3,419	$(278)	$3,839	$0.67

	Six Months Ended July 2, 2023
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a), (b)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$8,122	$6,914	$200	$7,870	$1.38
Amortization of intangible assets	—	—	—	2,287
Acquisition-related items	(233)	(5)	(150)	550
Discontinued operations	—	—	—	2
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(c)	(50)	(126)	—	265
Certain asset impairments(d)	—	—	(264)	264
(Gains)/losses on equity securities	—	—	(317)	317
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	(6)	6
Other(e)	(22)	(14)	(64)	105
Income tax provision—non-GAAP items				(791)
Non-GAAP Adjusted	$7,818	$6,769	$(601)	$10,876	$1.90
(a)Items that reconcile GAAP Reported to non-GAAP Adjusted balances are shown pre-tax. Our effective tax rates for GAAP Reported income/(loss) from continuing operations were 130.2% and 4.8% in the three and six months ended June 30, 2024, respectively, and (3.1)% and 7.5% in the three and six months ended July 2, 2023, respectively. See Note 5. Our effective tax rates for non-GAAP Adjusted income were 12.9% and 15.1% in the three and six months ended June 30, 2024, respectively, and 6.8% and 11.6% in the three and six months ended July 2, 2023, respectively.
(b)The amounts for the three and six months ended June 30, 2024 and July 2, 2023 include reconciling amounts for Research and development expenses that are not material to our non-GAAP consolidated results of operations.
(c)Includes employee termination costs, asset impairments and other exit costs related to our cost-reduction and productivity initiatives not associated with acquisitions. See Note 3.
(d)See Note 4.
(e)For the second quarter of 2024, the total Other (income)/deductions––net adjustment of $247 million includes charges of (i) $169 million for certain legal matters, primarily representing certain product liability expenses related to products discontinued and/or divested by Pfizer and (ii) $104 million mostly related to Pfizer’s share of an investee capital transaction recognized by Haleon for treasury stock Haleon purchased in the first quarter of 2024. For the first six months of 2024, the total Other (income)/deductions––net adjustment of $541 million primarily includes charges of (i) $377 million for certain legal matters, primarily representing certain product liability expenses related to products discontinued and/or divested by Pfizer and (ii) $351 million mostly related to (a) our equity-method accounting pro-rata share of intangible asset amortization, impairments and restructuring costs recorded by Haleon, as well as (b) adjustments to our equity-method basis differences and (c) Pfizer’s share of the aforementioned investee capital transaction, partially offset by (iii) a $150 million gain on the partial sale of our investment in Haleon. For the second quarter of 2023, the total Other (income)/deductions––net adjustment of $171 million primarily included charges of $139 million for certain legal matters, primarily representing certain product liability and other legal expenses related to products discontinued and/or divested by Pfizer. For the first six months of 2023, the total Other (income)/deductions––net adjustment of $64 million primarily included charges of (i) $175 million for certain legal matters, primarily for certain product liability and other legal expenses related to products discontinued and/or divested by Pfizer, and (ii) $70 million mostly related to our equity-method accounting pro-rata share of intangible asset amortization and impairments, costs of separating from GSK and restructuring costs recorded by Haleon, partially offset by dividend income of $211 million related to our investment in Nimbus resulting from Takeda’s acquisition of Nimbus’s oral, selective allosteric tyrosine kinase 2 (TYK2) inhibitor program subsidiary.
ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(MILLIONS)	June 30, 2024	July 2, 2023	Drivers of change
Cash provided by/(used in):
Operating activities	$(691)	$4	The change was primarily driven by a decrease in net income adjusted for non-cash items and the timing of receipts and payments in the ordinary course of business.
Investing activities	$6,332	$(22,170)	The change was driven mainly by $23.6 billion greater net redemptions of short-term investments in 2024, as well as $3.5 billion of proceeds from the partial sale of the Haleon investment.
Financing activities	$(7,390)	$24,403	The change was driven mainly by $30.8 billion of proceeds from the issuance of long-term debt in 2023, as well as $1.0 billion greater repayments of long-term debt in 2024.
ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK
Our historically robust operating cash flows, which we expect to continue over time, is a key strength of our liquidity and capital resources and our primary funding source. We expect operating cash flows to be significantly below typical levels this year, and were particularly lower in the first half, largely due to the timing of certain payments and one-time expenses. Additionally, with an anticipated heavy weighting of revenue to the fourth quarter of 2024 due to the expected seasonality of certain products in our portfolio, a potentially higher level of cash collections may carry over into the first quarter of 2025. We continue to believe that with our ongoing operating cash flows, together with our financial assets, access to capital markets, revolving credit agreements, and available lines of credit, we have and will maintain the ability to meet our liquidity needs to support ongoing operations, our capital allocation objectives, and our contractual and other obligations for the foreseeable future. For information about the sources and uses of our funds and capital resources, as well as our operating cash flows, see our Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Equity, and the Analysis of the Condensed Consolidated Statements of Cash Flows section within MD&A. For information on our money market funds, available-for sale-debt securities and long-term debt, see Note 7.
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
Debt Capacity––Lines of Credit––As of the date of the filing of this Form 10-Q, we had access to a total of $15 billion in committed U.S. revolving credit facilities, consisting of an $8.0 billion facility maturing in October 2024 and a $7.0 billion facility maturing in October 2028, which may be used for general corporate purposes including to support our global commercial paper borrowings. In addition to the U.S. revolving credit facilities, our lenders have provided us an additional $280 million in lines of credit, of which $250 million expire within one year. Essentially all lines of credit were unused as of the date of the filing of this Form 10-Q.
Capital Allocation Framework––Our capital allocation framework is primarily devised to enhance shareholder value and is based on three core pillars: maintaining and growing our dividend over time, reinvesting in the business and making share repurchases after de-levering our balance sheet. In April 2024, our BOD declared a dividend of $0.42 per share, payable on June 14, 2024, to shareholders of record at the close of business on May 10, 2024. In June 2024, our BOD declared a dividend of $0.42 per share, payable on September 3, 2024, to shareholders of record at the close of business on July 26, 2024. As of June 30, 2024, our remaining share-purchase authorization was $3.3 billion, with no repurchases in the first six months of 2024. See Note 12 in our 2023 Form 10-K for more information on our publicly announced share-purchase plans.
In March 2024, we sold a portion of our investment in Haleon for $3.5 billion (see Note 2B). We expect to resume monetizing our 23% Haleon stake in the future. Once our Haleon ownership is less than 20%, we expect to no longer include Haleon equity-method income in our results of operations.
NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standard
See Note 1B.

Recently Issued Accounting Standards, Not Adopted as of June 30, 2024
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
	2025 for annual reports. Early adoption is permitted.	This new guidance will result in increased disclosures in the notes to our financial statements.
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
•expectations for our product pipeline, in-line products and product candidates, including anticipated regulatory submissions, data read-outs, study starts, approvals, launches, clinical trial results and other developing data; revenue contribution and projections; potential pricing and reimbursement; potential market dynamics, including demand, market size and utilization rates; and growth, performance, timing of exclusivity and potential benefits;
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
In particular, forward-looking information in this Form 10-Q includes statements relating to specific future actions, performance and effects, including, among others, the expected benefits of the organizational changes to our operations; our anticipated operating and financial performance; our ongoing efforts to respond to COVID-19, including our plans and expectations regarding Comirnaty and Paxlovid, and any potential future vaccines or treatments, including anticipated revenue and expectations for the commercial market for Comirnaty and Paxlovid; our expectations regarding the impact of COVID-19 on our business; the expected seasonality of demand for certain of our vaccines, including Comirnaty; expected patent terms; the expected impact of patent expiries and generic and biosimilar competition; the expected pricing pressures on our products and the anticipated impact to our business; the benefits expected from our business development transactions, including our December 2023 acquisition of Seagen; our anticipated cash flows and liquidity position; the anticipated costs, savings and potential benefits from certain of our initiatives, including our enterprise-wide Realigning our Cost Base Program, which we launched in October 2023 and our Manufacturing Optimization Program to reduce our cost of goods sold, which we announced in May 2024; our expectations regarding the impact from the 2023 tornado on our manufacturing facility in Rocky Mount, NC; our planned capital spending; and our capital allocation framework.
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
Risks Related to Our Business, Industry and Operations, and Business Development
•the outcome of R&D activities, including the ability to meet anticipated pre-clinical or clinical endpoints, commencement and/or completion dates for our pre-clinical or clinical trials, regulatory submission dates, and/or regulatory approval and/or launch dates; the possibility of unfavorable pre-clinical and clinical trial results, including the possibility of unfavorable new pre-clinical or clinical data and further analyses of existing pre-clinical or clinical data; risks associated with preliminary, early stage or interim data; the risk that pre-clinical and clinical trial data are subject to differing interpretations and assessments, including during the peer review/publication process, in the scientific community generally, and by regulatory authorities; and whether and when additional data from our pipeline programs will be published in scientific journal publications, and if so, when and with what modifications and interpretations; and uncertainties regarding the future development of our product candidates, including whether or when our product candidates will advance to future studies or phases of development or whether or when regulatory applications may be filed for any of our product candidates;
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
•risks and uncertainties related to our efforts to continue to develop and commercialize Comirnaty and Paxlovid or any potential future COVID-19 vaccines, treatments or combinations, as well as challenges related to their manufacturing, supply and distribution, including, among others, the risk that as the market for COVID-19 products continues to become more endemic and seasonal, demand for our COVID-19 products has and may continue to be reduced or not meet expectations, or may no longer exist, which has and may continue to lead to reduced revenues, excess inventory on-hand and/or in the channel which, for Paxlovid and Comirnaty, resulted in significant inventory write-offs in 2023 and could continue to result in inventory write-offs, or other unanticipated charges; risks related to our ability to develop and commercialize variant adapted vaccines; challenges related to the transition to the commercial market for our COVID-19 products; uncertainties related to the public’s adherence to vaccines, boosters, treatments or combinations; risks related to our ability to accurately predict or achieve our revenue forecasts for Comirnaty and Paxlovid or any potential future COVID-19 vaccines or treatments; and potential third-party royalties or other claims related to Comirnaty or Paxlovid;
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
•the impact of, and risks and uncertainties related to, restructurings and internal reorganizations, as well as any other corporate strategic initiatives and growth strategies, and cost-reduction and productivity initiatives, including any potential future phases, each of which requires upfront costs but may fail to yield anticipated benefits and may result in unexpected costs, organizational disruption, adverse effects on employee morale, retention issues or other unintended consequences;
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
•legal defense costs, insurance expenses, settlement costs and contingencies, including without limitation, those related to legal proceedings and actual or alleged environmental contamination;
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
•the risk that our currently pending or future patent applications may not be granted on a timely basis or at all, or any patent-term extensions that we seek may not be granted on a timely basis, if at all; and
•risks to our products, patents and other intellectual property, such as: (i) claims of invalidity that could result in patent revocation; (ii) claims of patent infringement, including asserted and/or unasserted intellectual property claims; (iii) claims we may assert against intellectual property rights held by third parties; (iv) challenges faced by our collaboration or licensing partners to the validity of their patent rights; or (v) any pressure, or legal or regulatory action by, various stakeholders or governments that could potentially result in us not seeking intellectual property protection or agreeing not to enforce or being restricted from enforcing intellectual property rights related to our products, including Comirnaty and Paxlovid.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following summarizes purchases of our common stock during the second quarter of 2024:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Value of Shares That May Yet Be Purchased Under the Plan(b)
April 1 through April 28, 2024	26,833	$27.55	—	$3,292,882,444
April 29 through May 26, 2024	20,067	$26.43	—	$3,292,882,444
May 27 through June 30, 2024	30,399	$28.47	—	$3,292,882,444
Total	77,299	$27.62	—
(a)Represents (i) 74,429 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive programs and (ii) the open market purchase by the trustee of 2,870 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who deferred receipt of performance share awards.
(b)See the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk—Capital Allocation Framework section within MD&A of this Form 10-Q and Note 12 in our 2023 Form 10-K.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Pfizer Inc.
(Registrant)

Dated:	August 5, 2024	/s/ Jennifer B. Damico
Jennifer B. Damico Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)