Form 10-Q
period 2024-09-29
PFIZER INC
filed 2024-11-04
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2024

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

At October 30, 2024, 5,666,990,035 shares of the issuer’s voting common stock were outstanding.

DEFINED TERMS

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Form 10-Q (defined below) refer to Pfizer Inc. and its subsidiaries. Pfizer’s fiscal quarter-end for subsidiaries operating outside the U.S. is as of and for the three and nine months ended August 25, 2024 and August 27, 2023, and for U.S. subsidiaries is as of and for the three and nine months ended September 29, 2024 and October 1, 2023. References to “Notes” in this Form 10-Q are to the Notes to the Condensed or Consolidated Financial Statements in this Form 10-Q or in our 2023 Form 10-K. We also have used several other terms in this Form 10-Q, most of which are explained or defined below:

*	Indicates calculation not meaningful or results are greater than 100%
2023 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2023
AbbVie	AbbVie Inc.
Alexion	Alexion Pharma International Operations Limited, a subsidiary of AstraZeneca PLC
ALK	anaplastic lymphoma kinase
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Astellas	Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.
ATTR-CM	transthyretin amyloid cardiomyopathy
Biohaven	Biohaven Pharmaceutical Holding Company Limited
BioNTech	BioNTech SE
Biopharma	Global Biopharmaceuticals Business
BMS	Bristol-Myers Squibb Company
BOD	Board of Directors
CDC	U.S. Centers for Disease Control and Prevention
Cerevel or Cerevel Therapeutics	Cerevel Therapeutics Holdings, Inc.
Comirnaty(a)
Unless otherwise noted, refers to, as applicable, and as authorized or approved, the Pfizer-BioNTech COVID-19 Vaccine; Comirnaty (COVID-19 Vaccine, mRNA) original monovalent formula; the Pfizer-BioNTech COVID-19 Vaccine, Bivalent (Original and Omicron BA.4/BA.5); the Pfizer-BioNTech COVID-19 Vaccine (2023-2024 Formula); Comirnaty (COVID-19 Vaccine, mRNA) 2023-2024 Formula; Comirnaty (COVID-19 Vaccine, mRNA) 2024-2025 Formula; Comirnaty Original/Omicron BA.1; Comirnaty Original/Omicron BA.4/BA.5; Comirnaty Omicron XBB.1.5; Comirnaty JN.1 and Comirnaty KP.2.

COVID-19	novel coronavirus disease of 2019
Developed Markets	Includes, but is not limited to, the following markets: Western Europe, Japan, Canada, Central Europe, Australia, Scandinavian countries, South Korea, the Balkans, New Zealand and Finland
DMD	Duchenne muscular dystrophy
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Africa, the Middle East, certain Eastern European countries and Turkey
EPS	earnings per share
ESG	Environmental, Social and Governance
EU	European Union
EUA	emergency use authorization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration
Form 10-Q	This Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2024
GAAP	Generally Accepted Accounting Principles
GSK	GSK plc
Haleon	Haleon plc
HIPAA	Health Insurance Portability and Accountability Act of 1996
Hospira	Hospira, Inc.
HRR	homologous recombination repair
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
IRS	U.S. Internal Revenue Service
JV	joint venture
King	King Pharmaceuticals LLC (formerly King Pharmaceuticals, Inc.)
LPS	loss per share
mCRC	metastatic colorectal cancer
mCRPC	metastatic castration-resistant prostate cancer
mCSPC	metastatic castration-sensitive prostate cancer
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MDL	Multi-District Litigation

Meridian	Meridian Medical Technologies, Inc.
Moody’s	Moody’s Ratings (formerly Moody’s Investors Service)
mRNA	messenger ribonucleic acid
Mylan	Mylan N.V.
NDA	New Drug Application
Nimbus	Nimbus Therapeutics, LLC
nmCRPC	non-metastatic castration-resistant prostate cancer
nmCSPC	non-metastatic castration-sensitive prostate cancer
NSCLC	non-small cell lung cancer
ODT	oral disintegrating tablet
ORD	Oncology Research and Development
OTC	over-the-counter
Paxlovid(a)	an oral COVID-19 treatment (nirmatrelvir tablets and ritonavir tablets)
PC1	Pfizer CentreOne
Pharmacia	Pharmacia LLC (formerly Pharmacia Corporation)
PP&E	Property, plant and equipment
PRD	Pfizer Research and Development
Prevnar family	Includes Prevnar 20/Apexxnar (pediatric and adult) and Prevnar 13/Prevenar 13 (pediatric and adult)
PsA	psoriatic arthritis
QTD	Quarter-to-date or three months ended
RA	rheumatoid arthritis
RCC	renal cell carcinoma
R&D	research and development
RSV	respiratory syncytial virus
S&P	S&P Global (formerly Standard & Poor’s)
Seagen	Seagen Inc. and its subsidiaries
SEC	U.S. Securities and Exchange Commission
SNS	Strategic National Stockpile
Takeda	Takeda Pharmaceutical Company Limited
UC	ulcerative colitis
U.K.	United Kingdom
U.S.	United States
ViiV	ViiV Healthcare Limited
Vyndaqel family	Includes Vyndaqel, Vyndamax and Vynmac
YTD	Year-to-date or nine months ended
(a)Certain uses of Paxlovid and COVID-19 vaccines from BioNTech and Pfizer have not been approved or licensed by the FDA. Paxlovid has been authorized for emergency use by the FDA under an EUA for the treatment of mild-to-moderate COVID-19 in pediatric patients (12 years of age and older weighing at least 40 kg) who are at high risk for progression to severe COVID-19, including hospitalization or death. Emergency uses of COVID-19 vaccines from Pfizer and BioNTech, including Pfizer-BioNTech COVID-19 Vaccine (2024-2025 Formula), have been authorized for emergency use by the FDA under an EUA to prevent COVID-19 in individuals aged 6 months of age and older. The emergency uses are only authorized for the duration of the declaration that circumstances exist justifying the authorization of emergency use of the medical product during the COVID-19 pandemic under Section 564(b)(1) of the U.S. Federal Food, Drug and Cosmetics Act, unless the declaration is terminated or authorization revoked sooner. Please see the EUA Fact Sheets at www.covid19oralrx.com and www.cvdvaccine-us.com.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(MILLIONS, EXCEPT PER SHARE DATA)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Revenues:
Product revenues(a)	$15,417	$11,587	$38,731	$38,575
Alliance revenues(a)	1,900	1,645	6,140	5,672
Royalty revenues(a)	384	260	992	737
Total revenues	17,702	13,491	45,864	44,984
Costs and expenses:
Cost of sales(b), (c)	5,263	9,269	11,942	17,391
Selling, informational and administrative expenses(b)	3,244	3,281	10,456	10,196
Research and development expenses(b)	2,598	2,711	7,787	7,864
Acquired in-process research and development expenses	13	67	20	122
Amortization of intangible assets	1,312	1,179	3,927	3,466
Restructuring charges and certain acquisition-related costs	313	155	1,669	377
Other (income)/deductions––net	243	181	2,030	381
Income/(loss) from continuing operations before provision/(benefit) for taxes on income/(loss)	4,715	(3,352)	8,033	5,187
Provision/(benefit) for taxes on income/(loss)	234	(964)	393	(320)
Income/(loss) from continuing operations	4,481	(2,388)	7,640	5,507
Discontinued operations––net of tax	(8)	12	4	11
Net income/(loss) before allocation to noncontrolling interests	4,473	(2,376)	7,644	5,518
Less: Net income attributable to noncontrolling interests	8	6	23	30
Net income/(loss) attributable to Pfizer Inc. common shareholders	$4,465	$(2,382)	$7,621	$5,488

Earnings/(loss) per common share––basic:
Income/(loss) from continuing operations attributable to Pfizer Inc. common shareholders	$0.79	$(0.42)	$1.35	$0.97
Discontinued operations––net of tax	—	—	—	—
Net income/(loss) attributable to Pfizer Inc. common shareholders	$0.79	$(0.42)	$1.35	$0.97

Earnings/(loss) per common share––diluted:
Income/(loss) from continuing operations attributable to Pfizer Inc. common shareholders	$0.79	$(0.42)	$1.34	$0.96
Discontinued operations––net of tax	—	—	—	—
Net income/(loss) attributable to Pfizer Inc. common shareholders	$0.78	$(0.42)	$1.34	$0.96

Weighted-average shares––basic	5,667	5,646	5,663	5,642
Weighted-average shares––diluted	5,705	5,646	5,699	5,714
(a)See Note1A.
(b)Exclusive of amortization of intangible assets.
(c)See Note 13A.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(MILLIONS)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net income/(loss) before allocation to noncontrolling interests	$4,473	$(2,376)	$7,644	$5,518

Foreign currency translation adjustments, net	131	(109)	200	234
Unrealized holding gains/(losses) on derivative financial instruments, net	(303)	408	41	519
Reclassification adjustments for (gains)/losses included in net income/(loss)(a)	(175)	(67)	(334)	73
	(477)	341	(293)	593
Unrealized holding gains/(losses) on available-for-sale securities, net	59	(83)	(17)	30
Reclassification adjustments for (gains)/losses included in net income/(loss)(b)	(6)	51	80	(442)
	54	(32)	63	(411)
Reclassification adjustments related to amortization of prior service costs and other, net	(27)	(29)	(83)	(88)
Reclassification adjustments related to curtailments of prior service costs and other, net	(2)	(1)	(2)	(14)
	(29)	(30)	(85)	(102)
Other comprehensive income/(loss), before tax	(322)	170	(115)	313
Tax provision/(benefit) on other comprehensive income/(loss)	(157)	36	(81)	(17)
Other comprehensive income/(loss) before allocation to noncontrolling interests	$(166)	$134	$(35)	$330

Comprehensive income/(loss) before allocation to noncontrolling interests	$4,307	$(2,242)	$7,609	$5,848
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(3)	4	(2)	23
Comprehensive income/(loss) attributable to Pfizer Inc.	$4,310	$(2,247)	$7,611	$5,826
(a)Reclassified into Other (income)/deductions—net and Cost of sales. See Note 7E.
(b)Reclassified into Other (income)/deductions—net.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS)	September 29, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$1,092	$2,853
Short-term investments	8,860	9,837
Trade accounts receivable, less allowance for doubtful accounts: 2024—$465; 2023—$470	14,451	11,566
Inventories	11,721	10,189
Current tax assets	3,243	3,978
Other current assets	3,855	4,911
Total current assets	43,223	43,333
Equity-method investments	8,582	11,637
Long-term investments	2,180	3,731
Property, plant and equipment, less accumulated depreciation: 2024—$16,675; 2023—$16,045	18,541	18,940
Identifiable intangible assets	59,986	64,900
Goodwill	68,570	67,783
Noncurrent deferred tax assets and other noncurrent tax assets	7,909	3,706
Other noncurrent assets	10,486	12,471
Total assets	$219,476	$226,501

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2024—$3,746; 2023—$2,254	$9,699	$10,350
Trade accounts payable	5,314	6,710
Dividends payable	—	2,372
Income taxes payable	2,877	2,349
Accrued compensation and related items	3,383	2,776
Deferred revenues	2,020	2,700
Other current liabilities	19,917	20,537
Total current liabilities	43,211	47,794
Long-term debt	58,002	61,538
Pension and postretirement benefit obligations	2,073	2,167
Noncurrent deferred tax liabilities	2,158	640
Other taxes payable	5,905	8,534
Other noncurrent liabilities	15,569	16,539
Total liabilities	126,918	137,213

Commitments and Contingencies

Common stock	480	478
Additional paid-in capital	93,477	92,631
Treasury stock	(114,760)	(114,487)
Retained earnings	121,059	118,353
Accumulated other comprehensive loss	(7,971)	(7,961)
Total Pfizer Inc. shareholders’ equity	92,286	89,014
Equity attributable to noncontrolling interests	272	274
Total equity	92,558	89,288
Total liabilities and equity	$219,476	$226,501
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, June 30, 2024	9,592	$480	$93,197	(3,925)	$(114,757)	$116,596	$(7,816)	$87,700	$275	$87,975
Net income/(loss)						4,465		4,465	8	4,473
Other comprehensive income/(loss), net of tax							(155)	(155)	(10)	(166)
Cash dividends declared, per share: $—
Common stock						—		—		—
Share-based payment transactions	—	—	281	—	(3)	(2)		276		276
Other			(1)	—	—	—		—	—	—
Balance, September 29, 2024	9,592	$480	$93,477	(3,926)	$(114,760)	$121,059	$(7,971)	$92,286	$272	$92,558

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, July 2, 2023	9,561	$478	$92,329	(3,916)	$(114,482)	$128,796	$(8,102)	$99,019	$274	$99,293
Net income/(loss)						(2,382)		(2,382)	6	(2,376)
Other comprehensive income/(loss), net of tax							135	135	(2)	134
Cash dividends declared, per share: $—
Common stock						—		—		—
Noncontrolling interests								—	(8)	(8)
Share-based payment transactions	1	—	167	—	(4)	(2)		161		161
Other			—	—	—	—		—	—	—
Balance, October 1, 2023	9,562	$478	$92,496	(3,916)	$(114,485)	$126,411	$(7,966)	$96,934	$270	$97,204

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2024	9,562	$478	$92,631	(3,916)	$(114,487)	$118,353	$(7,961)	$89,014	$274	$89,288
Net income/(loss)						7,621		7,621	23	7,644
Other comprehensive income/(loss), net of tax							(10)	(10)	(25)	(35)
Cash dividends declared, per share: $0.84
Common stock						(4,760)		(4,760)		(4,760)
Share-based payment transactions	30	2	846	(10)	(273)	(155)		420		420
Other			(1)	—	—	—		—	—	—
Balance, September 29, 2024	9,592	$480	$93,477	(3,926)	$(114,760)	$121,059	$(7,971)	$92,286	$272	$92,558

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2023	9,519	$476	$91,802	(3,903)	$(113,969)	$125,656	$(8,304)	$95,661	$256	$95,916
Net income/(loss)						5,488		5,488	30	5,518
Other comprehensive income/(loss), net of tax							338	338	(8)	330
Cash dividends declared, per share: $0.82
Common stock						(4,629)		(4,629)		(4,629)
Noncontrolling interests								—	(8)	(8)
Share-based payment transactions	43	2	694	(12)	(516)	(104)		77		77
Other			—	—	—	—		—	—	—
Balance, October 1, 2023	9,562	$478	$92,496	(3,916)	$(114,485)	$126,411	$(7,966)	$96,934	$270	$97,204
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(MILLIONS)	September 29, 2024	October 1, 2023
Operating Activities
Net income before allocation to noncontrolling interests	$7,644	$5,518
Discontinued operations—net of tax	4	11
Net income from continuing operations before allocation to noncontrolling interests	7,640	5,507
Adjustments to reconcile net income from continuing operations before allocation to noncontrolling interests to net cash provided by/(used in) operating activities:
Depreciation and amortization	5,222	4,620
Asset write-offs and impairments	1,080	499
Deferred taxes	(1,706)	(1,584)
Share-based compensation expense	700	404
Benefit plan contributions in excess of expense/income	(466)	(467)
Inventory write-offs and related charges associated with COVID-19 products(a)	—	5,847
Other adjustments, net	(455)	(744)
Other changes in assets and liabilities, net of acquisitions and divestitures	(5,992)	(10,622)
Net cash provided by/(used in) operating activities	6,023	3,460

Investing Activities
Purchases of property, plant and equipment	(1,992)	(2,863)
Purchases of short-term investments	(3,957)	(30,138)
Proceeds from redemptions/sales of short-term investments	2,630	18,018
Net (purchases of)/proceeds from redemptions/sales of short-term investments with original maturities of three months or less	2,649	(6,102)
Purchases of long-term investments	(75)	(166)
Proceeds from redemptions/sales of long-term investments	1,541	189
Proceeds from partial sale of investment in Haleon(b)	3,491	—
Acquisition of business, net of cash acquired	—	(25)
Other investing activities, net	(13)	(193)
Net cash provided by/(used in) investing activities	4,275	(21,282)

Financing Activities
Proceeds from short-term borrowings	8,175	14
Payments on short-term borrowings	(7,774)	—
Net (payments on)/proceeds from short-term borrowings with original maturities of three months or less	(2,590)	(106)
Proceeds from issuance of long-term debt	—	30,831
Payments on long-term debt	(2,250)	(2,569)
Cash dividends paid	(7,132)	(6,932)
Other financing activities, net	(455)	(613)
Net cash provided by/(used in) financing activities	(12,026)	20,624
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	(37)	(39)
Net increase/(decrease) in cash and cash equivalents and restricted cash and cash equivalents	(1,765)	2,764
Cash and cash equivalents and restricted cash and cash equivalents, at beginning of period	2,917	468
Cash and cash equivalents and restricted cash and cash equivalents, at end of period	$1,152	$3,233
Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes	$3,172	$2,907
Interest paid	1,833	1,153
Interest rate hedges	31	98

(a) See Note 13A.
(b) See Note 2B.

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
Pfizer’s fiscal quarter-end for subsidiaries operating outside the U.S. is as of and for the three and nine months ended August 25, 2024 and August 27, 2023, and for U.S. subsidiaries is as of and for the three and nine months ended September 29, 2024 and October 1, 2023.
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
Deductions from Revenues––Our accruals for Medicare, Medicaid and related state program and performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts are as follows:

(MILLIONS)	September 29, 2024	December 31, 2023
Reserve against Trade accounts receivable, less allowance for doubtful accounts	$1,955	$1,770
Other current liabilities:
Accrued rebates	8,252	5,546
Other accruals	1,068	902
Other noncurrent liabilities	822	796
Total accrued rebates and other sales-related accruals	$12,097	$9,014

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
During the three and nine months ended September 29, 2024 and October 1, 2023, additions to the allowance for credit losses, write-offs and recoveries of customer receivables were not material to our condensed consolidated financial statements. For additional information on our trade accounts receivable, see Note 1G in our 2023 Form 10-K.
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
The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of the acquisition date, including adjustments made in the first nine months of 2024 (measurement period adjustments) with a corresponding change to goodwill. The estimated values are not yet finalized (see below) and are subject to change, which could be significant. We will finalize the amounts recognized as soon as possible but no later than one year from the acquisition date.

(MILLIONS)	Amounts Recognized as of Acquisition Date (as previously reported as of December 31, 2023)	Measurement Period Adjustments(a)	Amounts Recognized as of Acquisition Date (as adjusted)
Working capital, excluding inventories	$736	$(114)	$622
Inventories(b)	4,195	(891)	3,304
Property, plant and equipment	524	(234)	290
Identifiable intangible assets, excluding in-process research and development(c)	7,970	(575)	7,395
In-process research and development	20,800	(50)	20,750
Other noncurrent assets	174	(96)	77
Net income tax accounts	(6,123)	1,332	(4,790)
Other noncurrent liabilities	(167)	(33)	(200)
Total identifiable net assets	28,108	(661)	27,447
Goodwill	16,126	661	16,787
Net assets acquired/total consideration transferred	$44,234	$—	$44,234
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
The following table provides unaudited U.S. GAAP supplemental pro forma information as if the acquisition of Seagen had occurred on January 1, 2022:

	Unaudited Supplemental Pro Forma Consolidated Results
	Three Months Ended	Nine Months Ended
(MILLIONS, EXCEPT PER SHARE DATA)	October 1, 2023	October 1, 2023
Revenues	$14,140	$46,756
Net income/(loss) attributable to Pfizer Inc. common shareholders	(3,338)	2,702
Diluted earnings/(loss) per share attributable to Pfizer Inc. common shareholders	(0.59)	0.47
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
The unaudited supplemental pro forma financial information includes various assumptions, including those related to the preliminary purchase price allocation of the assets acquired and the liabilities assumed from Seagen. The historical U.S. GAAP financial information of Pfizer and Seagen was adjusted, primarily for the following pre-tax adjustments for the three and nine months ended October 1, 2023:
•Additional amortization expense of approximately $142 million and $427 million, respectively, related to the preliminary estimate of the fair value of identifiable intangible assets acquired.
•Additional expense related to the preliminary estimate of the fair value adjustment to acquisition-date inventory estimated to have been sold of approximately $224 million and $673 million, respectively.
•Additional estimated interest expense of approximately $114 million and $905 million, respectively, related to the debt issued by Pfizer and the commercial paper borrowings to partially finance the acquisition.
•Elimination of interest income of approximately $474 million and $804 million, respectively, related to the debt issuance proceeds that were invested prior to the acquisition date and associated with money market funds under the assumption that a portion of these funds would have been liquidated to partially fund the acquisition.
The above adjustments were then adjusted for the applicable tax impact using an estimated weighted-average statutory tax rate applied to the applicable pro forma adjustments.
B. Equity-Method Investment
Haleon––We owned 32% of Haleon as of December 31, 2023. In March 2024, we sold approximately 30% of our investment in Haleon through the sale of 791 million ordinary shares in a global public offering, and the sale of 102 million ordinary shares directly to Haleon, for total consideration of $3.5 billion. We recognized a gain on the sale of our Haleon shares of $150 million during the first quarter of 2024 in Other (income)/deductions––net (see Note 4). After the share sale, we owned approximately 23% of the outstanding voting shares of Haleon as of September 29, 2024.
The fair value of our investment in Haleon as of September 29, 2024, based on quoted market prices of Haleon stock, was $11.0 billion. Haleon is a foreign investee whose reporting currency is the U.K. pound, and therefore we translate its financial statements into U.S. dollars and recognize the impact of foreign currency translation adjustments in the carrying value of our investment and in other comprehensive income. We record our share of earnings from Haleon on a quarterly basis on a one-quarter lag in Other (income)/deductions––net.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the change in the carrying value of our investment in Haleon:
	Three Months Ended		Nine Months Ended
(MILLIONS)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Beginning carrying value reported in Equity-method investments	$7,796	$11,228	$11,451	$10,824
Carrying value of shares sold	—	—	(3,312)	—
Dividends	(55)	(65)	(212)	(154)
Currency translation adjustments and other(a)	471	(446)	341	(172)
Basis difference adjustments and amortization(b), (c)	10	—	(91)	(1)
Pfizer share of Haleon investee capital transaction(b), (d)	46	—	(44)	—
Pfizer share of Haleon earnings(b)	88	122	224	341
Ending carrying value reported in Equity-method investments	$8,356	$10,838	$8,356	$10,838
(a)See Note 6.
(b)Included in Other (income)/deductions––net.
(c)Adjustments in the nine months ended September 29, 2024 include (i) the impact of Haleon’s brand divestitures and impairments of intangible assets and (ii) changes in Haleon’s tax rates on intangible asset-related deferred tax liabilities.
(d)The nine months ended September 29, 2024 includes (i) a decrease of $91 million recorded in the second quarter of 2024 for Pfizer’s share of an investee capital transaction recognized by Haleon for treasury stock Haleon purchased in the first quarter of 2024 and (ii) an adjustment of $46 million recorded in the third quarter of 2024 for the impact of the reduction in Pfizer’s ownership from approximately 32% to approximately 23% as applied to dividends with a record date in the first quarter of 2024, which were recognized in Haleon’s second quarter 2024 financial statements.

Summarized financial information for Haleon for the three and nine months ending June 30, 2024, the most recent period available, and for the three and nine months ending June 30, 2023, is as follows:
	Three Months Ended		Nine Months Ended
(MILLIONS)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net sales	$3,503	$3,490	$10,636	$10,379
Cost of sales	(1,346)	(1,323)	(4,312)	(4,211)
Gross profit	$2,157	$2,167	$6,324	$6,168
Income from continuing operations	400	403	1,019	1,133
Net income	400	403	1,019	1,133
Income attributable to shareholders	388	382	971	1,066
Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
A. Realigning our Cost Base Program
In the fourth quarter of 2023, we announced that we launched a multi-year, enterprise-wide cost realignment program that aims to realign our costs with our longer-term revenue expectations. We expect costs associated with this multi-year effort to continue primarily through 2024 and to total approximately $2.3 billion, primarily representing cash expenditures for severance and implementation costs, of which $1.7 billion is associated with our Biopharma segment. From the start of this program through September 29, 2024, we incurred costs under this program of $1.8 billion, of which $1.4 billion is associated with our Biopharma segment (including $1.3 billion of restructuring charges).
B. Manufacturing Optimization Program
In the second quarter of 2024, we announced that we launched a multi-year, multi-phased program to reduce our costs of goods sold, which is expected to include operational efficiencies, network structure changes, and product portfolio enhancements. The first phase of this program is focused on operational efficiencies and we expect costs for this first phase to total approximately $1.7 billion, primarily representing cash expenditures for severance and implementation costs, all of which is associated with our Biopharma segment. These costs will be recorded primarily in 2024, with cash outlays expected primarily in 2025 and 2026. From the start of this program through September 29, 2024, we incurred costs under this program of $1.3 billion, substantially all of which is restructuring costs for our Biopharma segment.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Key Activities

The following summarizes costs and credits for acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended		Nine Months Ended
(MILLIONS)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Restructuring charges/(credits):
Employee terminations	$25	$16	$1,009	$77
Asset impairments	111	40	177	45
Exit costs	82	15	145	44
Restructuring charges/(credits)(a)	217	71	1,331	165
Transaction costs(b)	—	5	5	14
Integration/pre-integration costs and other(c)	96	78	333	198
Restructuring charges and certain acquisition-related costs	313	155	1,669	377
Net periodic benefit costs/(credits) recorded in Other (income)/deductions––net	2	—	7	(7)
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of operations as follows(d):
Cost of sales	6	5	11	27
Selling, informational and administrative expenses	2	—	5	—
Total additional depreciation––asset restructuring	8	5	16	28
Implementation costs recorded in our condensed consolidated statements of operations as follows(e):
Cost of sales	30	16	95	43
Selling, informational and administrative expenses	13	71	77	196
Research and development expenses	33	29	66	59
Total implementation costs	75	116	238	298
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$398	$276	$1,930	$696
(a)Primarily represents cost-reduction initiatives. Amounts associated with our Biopharma segment: charges of $141 million for the three months ended September 29, 2024 (primarily including charges for our Realigning our Cost Base Program) and charges of $1.2 billion for the nine months ended September 29, 2024 (including charges of $1.3 billion for our Manufacturing Optimization Program and credits of $69 million for our Realigning our Cost Base Program). Amounts associated with our Biopharma segment for the three and nine months ended October 1, 2023 were not material.
(b)Represents external costs for banking, legal, accounting and other similar services.
(c)Represents external, incremental costs directly related to integrating acquired businesses, and in 2023 our then-proposed acquisition of Seagen, such as expenditures for consulting and the integration of systems and processes, and certain other qualifying costs. In the nine months ended October 1, 2023, integration/pre-integration costs and other were mostly related to our acquisitions of Biohaven and Global Blood Therapeutics, Inc. and our then-proposed acquisition of Seagen.
(d)Represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.
(e)Represents external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following summarizes the components and changes in restructuring accruals:
(MILLIONS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2023(a)	$1,978	$—	$11	$1,988
Provision/(credit)	1,009	177	145	1,331
Utilization and other(b)	(867)	(177)	(144)	(1,187)
Balance, September 29, 2024(c)	$2,120	$—	$12	$2,132
(a)Included in Other current liabilities ($1.3 billion) and Other noncurrent liabilities ($663 million).
(b)Other activity includes adjustments for foreign currency translation that are not material to our condensed consolidated financial statements.
(c)Included in Other current liabilities ($1.1 billion) and Other noncurrent liabilities ($1.1 billion).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Other (Income)/Deductions—Net

Components of Other (income)/deductions––net include:
	Three Months Ended		Nine Months Ended
(MILLIONS)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Interest income	$(116)	$(523)	$(374)	$(1,015)
Interest expense	783	695	2,352	1,521
Net interest expense(a)	668	173	1,977	505
Net (gains)/losses recognized during the period on equity securities	(446)	393	(129)	709
Income from collaborations, out-licensing arrangements and sales of compound/product rights	(1)	(10)	(25)	(84)
Net periodic benefit costs/(credits) other than service costs	(102)	(92)	(311)	(260)
Certain legal matters, net(b)	45	71	422	246
Certain asset impairments(c)	—	—	349	264
Haleon equity method (income)/loss(d)	(150)	(131)	(102)	(354)
Other, net(e)	228	(222)	(153)	(645)
Other (income)/deductions––net	$243	$181	$2,030	$381
(a)The increase in net interest expense in the third quarter of 2024 reflects (i) a decrease in interest income due to lower investment balances after completion of our $43.4 billion Seagen acquisition in December 2023 and (ii) higher interest expense driven by the remaining balance of our $8 billion of commercial paper issued in the fourth quarter of 2023 as part of the financing for our acquisition of Seagen. The increase in net interest expense in the first nine months of 2024 reflects (i) higher interest expense driven by our $31 billion aggregate principal amount of senior unsecured notes issued in May 2023, as well as the remaining balance of the $8 billion of commercial paper issued in the fourth quarter of 2023, both part of the financing for our acquisition of Seagen and (ii) a decrease in interest income due to lower investment balances after completion of our $43.4 billion Seagen acquisition in December 2023.
(b)The third quarter and first nine months of 2024 primarily include certain product liability expenses related to products discontinued and/or divested by Pfizer. The third quarter of 2023 included legal obligations related to pre-acquisition matters and certain product liability expenses related to products discontinued and/or divested by Pfizer. The first nine months of 2023 primarily included certain product liability and other legal expenses related to products discontinued and/or divested by Pfizer and legal obligations related to pre-acquisition matters.
(c)The first nine months of 2024 include a $240 million intangible asset impairment charge, associated with our Biopharma segment that represents IPR&D related to a Phase 3 study for the treatment of DMD, which reflects unfavorable clinical trial results. The first nine months of 2023 primarily represented intangible asset impairment charges, including (i) $128 million associated with Other business activities, related to IPR&D and developed technology rights for acquired software assets and reflected unfavorable pivotal trial results and updated commercial forecasts, and (ii) $120 million associated with our Biopharma segment resulting from the discontinuation of a study related to an out-licensed IPR&D asset for the treatment of prostate cancer.
(d)See Note 2B.
(e)The third quarter and first nine months of 2024 primarily include, among other things, a charge of $420 million related to the expected sale of one of our facilities resulting from the discontinuation of our DMD program. The first nine months of 2024 also includes, among other things, a $150 million gain on the partial sale of our investment in Haleon in the first quarter of 2024 and dividend income of $183 million from our investment in ViiV. The third quarter and first nine months of 2023 included, among other things, a $222 million gain on the divestiture of our early-stage rare disease gene therapy portfolio to Alexion. The first nine months of 2023 included, among other things, dividend income of $213 million from our investment in ViiV and $211 million from our investment in Nimbus resulting from Takeda’s acquisition of Nimbus’s oral, selective allosteric tyrosine kinase 2 (TYK2) inhibitor program subsidiary.

Additional information about the intangible assets that were impaired during 2024 follows:
					Nine Months Ended
	Fair Value(a)				September 29, 2024
(MILLIONS)	Amount	Level 1	Level 2	Level 3	Impairment
Intangible assets–– IPR&D(b)	$—	$—	—	$—	$240
Intangible assets––Developed technology rights(b)	102	—	—	102	109
Total	$102	$—	$—	$102	$349
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Tax Matters
A. Taxes on Income/(Loss) from Continuing Operations
Our effective tax rate for continuing operations was 5.0% for the third quarter of 2024, compared to 28.8% for the third quarter of 2023, and was 4.9% for the first nine months of 2024, compared to (6.2)% for the first nine months of 2023. The effective tax rate for the third quarter of 2024 is primarily a result of the jurisdictional mix of earnings and, to a lesser extent, tax benefits related to the closing of IRS audits covering multiple tax years. The positive effective tax rate for the third quarter of 2023 reflects a tax benefit on a pre-tax loss. The increase in the effective tax rate for the first nine months ended September 29, 2024, compared to the first nine months ended October 1, 2023, was primarily due to the non-recurrence of tax benefits related to global income tax resolutions in multiple tax jurisdictions spanning multiple tax years in the second quarter of 2023 partially offset by tax benefits related to the closing of the IRS audits covering multiple tax years.
We elected, with the filing of our 2018 U.S. Federal Consolidated Income Tax Return, to pay our initial estimated $15 billion repatriation tax liability on accumulated post-1986 foreign earnings over eight years through 2026. The sixth annual installment was paid by its April 15, 2024 due date. The seventh annual installment is due April 15, 2025 and is reported in current Income taxes payable as of September 29, 2024. The remaining liability is reported in noncurrent Other taxes payable. Our obligations may vary due to the availability of attributes such as foreign tax and other credit carryforwards or carrybacks.
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
The U.S. is one of our major tax jurisdictions, and we are regularly audited by the IRS. During the third quarter of 2024, we effectively settled the audit of Pfizer’s federal income tax returns for years 2016-2018. Tax years 2019-2024 are open but not under audit. All other tax years are closed. In addition to the open audit years in the U.S., we have open audit years and certain related audits, appeals and investigations in certain major international tax jurisdictions dating back to 2012.
See Note 5D in our 2023 Form 10-K.
C. Tax Provision/(Benefit) on Other Comprehensive Income/(Loss)

Components of Tax provision/(benefit) on other comprehensive income/(loss) include:
	Three Months Ended		Nine Months Ended
(MILLIONS)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Foreign currency translation adjustments, net(a)	$(50)	$(28)	$(7)	$(33)
Unrealized holding gains/(losses) on derivative financial instruments, net	(65)	80	5	108
Reclassification adjustments for (gains)/losses included in net income/(loss)	(42)	(5)	(68)	(16)
	(107)	75	(63)	91
Unrealized holding gains/(losses) on available-for-sale securities, net	7	(10)	(2)	4
Reclassification adjustments for (gains)/losses included in net income/(loss)	(1)	6	10	(55)
	7	(4)	8	(51)
Reclassification adjustments related to amortization of prior service costs and other, net	(6)	(7)	(20)	(21)
Reclassification adjustments related to curtailments of prior service costs and other, net	—	(1)	1	(3)
	(6)	(7)	(18)	(24)
Tax provision/(benefit) on other comprehensive income/(loss)	$(157)	$36	$(81)	$(17)
(a)Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that we intend to hold indefinitely.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following summarizes the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS)	Foreign Currency Translation Adjustments(a)	Derivative Financial Instruments	Available-For-Sale Securities	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2023	$(7,863)	$(217)	$(9)	$128	$(7,961)
Other comprehensive income/(loss)(b)	232	(230)	55	(67)	(10)
Balance, September 29, 2024	$(7,631)	$(447)	$46	$61	$(7,971)
(a)Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests.
(b)Foreign currency translation adjustments include net gains related to our equity-method investment in Haleon (see Note 2B) and net losses related to the impact of our net investment hedging program.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments
A. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis and Fair Value Hierarchy, using a Market Approach:

	September 29, 2024			December 31, 2023
(MILLIONS)	Total	Level 1	Level 2	Total	Level 1	Level 2
Financial assets:
Short-term investments
Equity securities with readily determinable fair values:
Money market funds	$1,420	$—	$1,420	$5,124	$—	$5,124

Available-for-sale debt securities:
Government and agency—non-U.S.	3,493	—	3,493	817	—	817
Government and agency—U.S.	2,120	—	2,120	2,601	—	2,601
Corporate and other	1,236	—	1,236	982	—	982
	6,849	—	6,849	4,400	—	4,400
Total short-term investments	8,269	—	8,269	9,524	—	9,524
Other current assets
Derivative assets:
Interest rate contracts	1	—	1	—	—	—
Foreign exchange contracts	280	—	280	298	—	298
Total other current assets	281	—	281	298	—	298
Long-term investments
Equity securities with readily determinable fair values(a)	1,368	1,368	—	2,779	2,772	7

Available-for-sale debt securities:
Government and agency—non-U.S.	—	—	—	124	—	124
Corporate and other	6	—	6	26	—	26
	6	—	6	150	—	150
Total long-term investments	1,374	1,368	7	2,929	2,772	156
Other noncurrent assets
Derivative assets:
Interest rate contracts	192	—	192	144	—	144
Foreign exchange contracts	160	—	160	258	—	258
Total derivative assets	352	—	352	402	—	402
Insurance contracts(b)	878	—	878	790	—	790
Total other noncurrent assets	1,231	—	1,231	1,191	—	1,191
Total assets	$11,154	$1,368	$9,787	$13,943	$2,772	$11,170

Financial liabilities:
Other current liabilities
Derivative liabilities:
Interest rate contracts	$28	$—	$28	$16	$—	$16
Foreign exchange contracts	488	—	488	404	—	404
Total other current liabilities	516	—	516	420	—	420
Other noncurrent liabilities
Derivative liabilities:
Interest rate contracts	216	—	216	275	—	275
Foreign exchange contracts	777	—	777	725	—	725
Total other noncurrent liabilities	993	—	993	1,000	—	1,000
Total liabilities	$1,508	$—	$1,508	$1,420	$—	$1,420
(a)Long-term equity securities of $127 million as of September 29, 2024 and $130 million as of December 31, 2023 were held in restricted trusts for U.S. non-qualified employee benefit plans.
(b)Includes life insurance policies held in restricted trusts for U.S. non-qualified employee benefit plans. The underlying invested assets in these contracts are marketable securities, which are carried at fair value, with changes in fair value recognized in Other (income)/deductions—net (see Note 4).
Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis––The carrying value of Long-term debt, excluding the current portion, was $58 billion as of September 29, 2024 and $62 billion as of December 31, 2023. The estimated fair value of such debt, using a market approach and Level 2 inputs, was $58 billion as of September 29, 2024 and $61 billion as of December 31, 2023.
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities, long-term receivables and short-term borrowings not measured at fair value on a recurring basis were not significant

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

as of September 29, 2024 and December 31, 2023. The fair value measurements of our held-to-maturity debt securities and short-term borrowings are based on Level 2 inputs. The fair value measurements of our long-term receivables and private equity securities are based on Level 3 inputs.
B. Investments
Total Short-Term, Long-Term and Equity-Method Investments

The following summarizes our investments by classification type:
(MILLIONS)	September 29, 2024	December 31, 2023
Short-term investments
Equity securities with readily determinable fair values(a)	$1,420	$5,124
Available-for-sale debt securities	6,849	4,400
Held-to-maturity debt securities	591	313
Total Short-term investments	$8,860	$9,837

Long-term investments
Equity securities with readily determinable fair values(b)	$1,368	$2,779
Available-for-sale debt securities	6	150
Held-to-maturity debt securities	47	47
Private equity securities at cost(b)	759	755
Total Long-term investments	$2,180	$3,731
Equity-method investments	8,582	11,637
Total long-term investments and equity-method investments	$10,762	$15,368
Held-to-maturity cash equivalents	$236	$207
(a)Represent money market funds primarily invested in U.S. Treasury and government debt.
(b)Represent investments in the life sciences sector.
Debt Securities

Our investment portfolio consists of investment-grade debt securities issued across diverse governments, corporate and financial institutions:
	September 29, 2024							December 31, 2023
		Gross Unrealized			Contractual or Estimated Maturities (in Years)				Gross Unrealized
(MILLIONS)	Amortized Cost	Gains	Losses	Fair Value	Within 1	Over 1 to 5	Over 5	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Government and agency––non-U.S.	$3,443	$51	$(2)	$3,493	$3,493	$—	$—	$953	$2	$(14)	$941
Government and agency––U.S.	2,120	—	—	2,120	2,120	—	—	2,601	—	—	2,601
Corporate and other	1,239	4	(1)	1,242	1,236	6	—	1,006	4	(2)	1,007
Held-to-maturity debt securities
Time deposits and other	759	—	—	759	716	23	20	561	—	—	561
Government and agency––non-U.S.	115	—	—	115	111	4	1	4	—	—	4
Total debt securities	$7,677	$55	$(3)	$7,729	$7,676	$33	$21	$5,126	$6	$(16)	$5,115
Any expected credit losses to these portfolios would be immaterial to our financial statements.
Equity Securities

The following presents the calculation of the portion of unrealized (gains)/losses that relates to equity securities, excluding equity-method investments, held at the reporting date:
	Three Months Ended		Nine Months Ended
(MILLIONS)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net (gains)/losses recognized during the period on equity securities(a)	$(446)	$393	$(129)	$709
Less: Net (gains)/losses recognized during the period on equity securities sold during the period	(914)	(1)	(1,129)	(48)
Net unrealized (gains)/losses during the reporting period on equity securities still held at the reporting date(b)	$468	$394	$1,000	$757

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(a)Reported in Other (income)/deductions––net. See Note 4.
(b)Included in net unrealized (gains)/losses are observable price changes on equity securities without readily determinable fair values. As of September 29, 2024, there were cumulative impairments and downward adjustments of $323 million and upward adjustments of $198 million. Impairments, downward and upward adjustments were not material to our operations in the third quarters and first nine months of 2024 and 2023.
C. Short-Term Borrowings

Short-term borrowings include:
(MILLIONS)	September 29, 2024	December 31, 2023
Commercial paper, principal amount	$5,841	$7,965
Current portion of long-term debt, principal amount	3,750	2,250
Other short-term borrowings, principal amount(a)	160	252
Total short-term borrowings, principal amount	9,751	10,467
Net fair value adjustments related to hedging and purchase accounting	—	5
Net unamortized discounts, premiums and debt issuance costs	(52)	(121)
Total Short-term borrowings, including current portion of long-term debt, carried at historical proceeds, as adjusted	$9,699	$10,350
(a)Primarily includes cash collateral. See Note 7F.
D. Long-Term Debt

The following summarizes the aggregate principal amount of our senior unsecured long-term debt, and adjustments to report our aggregate long-term debt:
(MILLIONS)	September 29, 2024	December 31, 2023
Total long-term debt, principal amount	$57,371	$60,982
Net fair value adjustments related to hedging and purchase accounting	1,083	1,039
Net unamortized discounts, premiums and debt issuance costs	(453)	(483)
Total long-term debt, carried at historical proceeds, as adjusted	$58,002	$61,538
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
The derivative financial instruments primarily hedge or offset exposures in the euro, U.K. pound, Chinese renminbi, Japanese yen, Canadian dollar and Swedish krona, and include a portion of our forecasted foreign exchange-denominated intercompany inventory sales hedged up to two years. We may seek to protect against possible declines in the reported net investments of our foreign business entities.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following summarizes the fair value of the derivative financial instruments and notional amounts:
	September 29, 2024			December 31, 2023
		Fair Value			Fair Value
(MILLIONS)	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$23,870	$305	$1,115	$18,750	$403	$916
Interest rate contracts	6,750	193	244	6,750	144	290
		498	1,359		546	1,206
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$19,245	135	150	$25,609	154	214
Total		$633	$1,508		$700	$1,420
(a)The notional amount of outstanding foreign exchange contracts hedging our intercompany forecasted inventory sales was $5.2 billion as of September 29, 2024 and $4.9 billion as of December 31, 2023.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk exposures:
	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Three Months Ended
(MILLIONS)	Sept. 29, 2024	Oct. 1, 2023	Sept. 29, 2024	Oct. 1, 2023	Sept. 29, 2024	Oct. 1, 2023
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign exchange contracts(b)	$—	$—	$(306)	$359	$171	$20
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	3	49	3	46
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	332	(213)	—	—	—	—
Hedged item	(332)	195	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	(695)	297	—	—
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	93	5	40	35
Non-Derivative Financial Instruments in Net Investment Hedge Relationships(d):
Foreign currency long-term debt	—	—	(37)	22	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	64	57	—	—	—	—
	$64	$39	$(941)	$733	$215	$102

	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Nine Months Ended
(MILLIONS)	Sept. 29, 2024	Oct. 1, 2023	Sept. 29, 2024	Oct. 1, 2023	Sept. 29, 2024	Oct. 1, 2023
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Interest rate contracts	$—	$—	$—	$68	$—	$—
Foreign exchange contracts(b)	—	—	21	312	313	(210)
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	20	139	20	136
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	107	(210)	—	—	—	—
Hedged item	(107)	192	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	(380)	14	—	—
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	145	81	116	102
Non-Derivative Financial Instruments in Net Investment Hedge Relationships(d):
Foreign currency long-term debt	—	—	(11)	5	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	106	173	—	—	—	—
	$106	$155	$(204)	$620	$450	$29
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
(b)The amounts reclassified from OCI into COS were:

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•a net gain of $37 million in the third quarter of 2024;
•a net gain of $106 million in the first nine months of 2024;
•a net gain of $49 million in the third quarter of 2023; and
•a net gain of $195 million in the first nine months of 2023.
The remaining amounts were reclassified from OCI into OID. Based on quarter-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax loss of $91 million within the next 12 months into income. The maximum length of time over which we are hedging our exposure to the variability in future foreign exchange cash flows is approximately 19 years and relates to foreign currency debt.
(c)The amounts reclassified from OCI were reclassified into OID.
(d)Long-term debt includes foreign currency borrowings, which are used in net investment hedges; the related carrying values as of September 29, 2024 and December 31, 2023 were $836 million and $824 million, respectively.

The following summarizes cumulative basis adjustments to our long-term debt in fair value hedges:
	September 29, 2024			December 31, 2023
		Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount			Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount
(MILLIONS)	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships
Long-term debt	$7,165	$(24)	$908	$7,196	$(131)	$957
(a)Carrying amounts exclude the cumulative amount of fair value hedging adjustments.
F. Credit Risk
A significant portion of our trade accounts receivable balances are due from wholesalers and governments. For additional information on our trade accounts receivables with significant customers, see Note 13C below and Note 17C in our 2023 Form 10-K.
As of September 29, 2024, the largest investment exposures in our portfolio consisted primarily of U.S. government money market funds, as well as sovereign debt instruments issued by the U.S.
With respect to our derivative financial instrument agreements with financial institutions, we do not expect to incur a significant loss from failure of any counterparty. Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements with credit-support annexes that contain zero threshold provisions requiring collateral to be exchanged daily depending on levels of exposure. As a result, there are no significant concentrations of credit risk with any individual financial institution. As of September 29, 2024, the aggregate fair value of these derivative financial instruments that are in a net payable position was $910 million, for which we have posted collateral of $917 million with a corresponding amount reported in Short-term investments. As of September 29, 2024, the aggregate fair value of our derivative financial instruments that are in a net receivable position was $104 million, for which we have received collateral of $129 million with a corresponding amount reported in Short-term borrowings, including current portion of long-term debt.
Note 8. Other Financial Information
A. Inventories

The following summarizes the components of Inventories:
(MILLIONS)	September 29, 2024	December 31, 2023
Finished goods	$3,280	$3,495
Work-in-process	7,267	5,688
Raw materials and supplies	1,174	1,007
Inventories(a)	$11,721	$10,189
Noncurrent inventories not included above(b)	$2,765	$4,568
(a)The increase from December 31, 2023 reflects higher inventory levels for certain products mainly due to changes in net market demand, supply recovery and network strategy.
(b)Included in Other noncurrent assets. The decrease from December 31, 2023 is primarily driven by a reduction in acquired Seagen inventory, inclusive of the acquisition accounting fair value step up. See Note 2A. Based on our current estimates and assumptions, there are no recoverability issues for these amounts.
B. Other Current Liabilities
Other current liabilities include, among other things, amounts payable to BioNTech for the gross profit split for Comirnaty, which totaled $375 million as of September 29, 2024 and $2.0 billion as of December 31, 2023.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Supplier Finance Program Obligation
We maintain voluntary supply chain finance agreements with several participating financial institutions. Under these agreements, participating suppliers may voluntarily elect to sell their accounts receivable with Pfizer to these financial institutions. As of September 29, 2024 and December 31, 2023, respectively, $628 million and $791 million of our trade payables to suppliers who participate in these financing arrangements were outstanding.
Note 9. Identifiable Intangible Assets and Goodwill
A. Identifiable Intangible Assets

The following summarizes the components of Identifiable intangible assets:
	September 29, 2024			December 31, 2023
(MILLIONS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights(a)	$99,373	$(64,067)	$35,306	$99,267	$(60,493)	$38,773
Brands(b)	1,749	(961)	788	922	(877)	45
Licensing agreements and other	2,720	(1,474)	1,246	2,756	(1,458)	1,297
	103,842	(66,502)	37,340	102,944	(62,828)	40,116
Indefinite-lived intangible assets
Brands(b)	—		—	827		827
IPR&D(c)	21,976		21,976	23,193		23,193
Licensing agreements and other	670		670	763		763
	22,646		22,646	24,784		24,784
Identifiable intangible assets(d)	$126,488	$(66,502)	$59,986	$127,728	$(62,828)	$64,900
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
(d)The decrease is primarily due to amortization expense of $3.9 billion, measurement period adjustments related to our acquisition of Seagen of $625 million (see Note 2A) and impairments of $349 million (see Note 4).
B. Goodwill

The following summarizes the changes in the carrying amount of Goodwill:
(MILLIONS)	Total(a)
Balance, January 1, 2024	$67,783
Additions(b)	661
Impact of foreign exchange	125
Balance, September 29, 2024	$68,570
(a)All goodwill is assigned within the Biopharma reportable segment. As a result of the organizational changes to the commercial structure within the Biopharma operating segment effective in the first quarter of 2024 (see Note 13A), our goodwill was required to be reallocated amongst impacted reporting units. The allocation of goodwill is a complex process that requires, among other things, that we determine the fair value of each reporting unit under our old and new organizational structure and the portions being transferred. Therefore, we have not yet completed the allocation, but it will be completed in the current year.
(b)Additions represent measurement period adjustments related to our acquisition of Seagen (see Note 2A).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Pension and Postretirement Benefit Plans

The following summarizes the components of net periodic benefit cost/(credit):
	Pension Plans
	U.S.		International		Postretirement Plans
	Three Months Ended
(MILLIONS)	Sept. 29, 2024	Oct. 1, 2023	Sept. 29, 2024	Oct. 1, 2023	Sept. 29, 2024	Oct. 1, 2023
Service cost	$—	$—	$21	$21	$4	$3
Interest cost	139	147	78	73	6	5
Expected return on plan assets	(208)	(194)	(80)	(77)	(13)	(11)
Amortization of prior service cost/(credit)	—	—	1	—	(28)	(29)
Actuarial (gains)/losses	2	(11)	—	—	—	—
Special termination benefits	—	—	2	—	—	—
Net periodic benefit cost/(credit) reported in income	$(68)	$(58)	$23	$17	$(31)	$(32)

	Pension Plans
	U.S.		International		Postretirement Plans
	Nine Months Ended
(MILLIONS)	Sept. 29, 2024	Oct. 1, 2023	Sept. 29, 2024	Oct. 1, 2023	Sept. 29, 2024	Oct. 1, 2023
Service cost	$—	$—	$65	$65	$11	$9
Interest cost	416	442	233	216	17	16
Expected return on plan assets	(624)	(583)	(240)	(229)	(38)	(33)
Amortization of prior service cost/(credit)	1	1	3	—	(87)	(90)
Actuarial (gains)/losses	2	4	—	3	—	—
Curtailments	—	—	(2)	(1)	—	(12)
Special termination benefits	—	6	9	—	—	—
Net periodic benefit cost/(credit) reported in income	$(206)	$(131)	$68	$53	$(96)	$(109)
The components of net periodic benefit cost/(credit) other than the service cost component are primarily included in Other (income)/deductions––net (see Note 4).
For the nine months ended September 29, 2024, we contributed $96 million to our U.S. Pension Plans and $135 million to our International Pension Plans from our general assets, which include direct employer benefit payments.
Note 11. Earnings/(Loss) Per Common Share Attributable to Pfizer Inc. Common Shareholders

The following presents the detailed calculation of EPS/(LPS):
	Three Months Ended		Nine Months Ended
(MILLIONS)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
EPS/(LPS) Numerator
Income/(loss) from continuing operations attributable to Pfizer Inc. common shareholders	$4,473	$(2,394)	$7,617	$5,477
Discontinued operations––net of tax	(8)	12	4	11
Net income/(loss) attributable to Pfizer Inc. common shareholders	$4,465	$(2,382)	$7,621	$5,488
EPS/(LPS) Denominator
Weighted-average common shares outstanding––Basic	5,667	5,646	5,663	5,642
Common-share equivalents(a)	39	—	36	72
Weighted-average common shares outstanding––Diluted	5,705	5,646	5,699	5,714
Anti-dilutive common stock equivalents(b)	25	58	25	2
(a)For the three months ended October 1, 2023, due to the net loss attributable to Pfizer Inc. common shareholders, weighted average common-share equivalents of 56 million shares were not included in the computation of diluted LPS because their inclusion would have had an anti-dilutive effect.
(b)These common stock equivalents were outstanding for the periods presented, but were not included in the computation of diluted EPS/(LPS) for those periods because their inclusion would have had an anti-dilutive effect.

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
A1. Legal Proceedings––Patent Litigation
We are involved in suits relating to our patents (or those of our collaboration/licensing partners to which we have licenses or co-promotion rights), including but not limited to, those discussed below. We face claims by generic drug manufacturers that

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

patents covering our products (or those of our collaboration/licensing partners to which we have licenses or co-promotion rights and to which we may or may not be a party), processes or dosage forms are invalid and/or do not cover the product of the generic drug manufacturer. Also, counterclaims, as well as various independent actions, have been filed alleging that our assertions of, or attempts to enforce, patent rights with respect to certain products constitute unfair competition and/or violations of antitrust laws. In addition to the challenges to the U.S. patents that are discussed below, patent rights to certain of our products or those of our collaboration/licensing partners are being challenged in various other jurisdictions. Some of our collaboration or licensing partners face challenges to the validity of their patent rights in non-U.S. jurisdictions. For example, in April 2022, the U.K. High Court issued a judgment finding invalid a BMS patent related to Eliquis due to expire in 2026. In May 2023, the Court of Appeal dismissed BMS’s appeal and in October 2023, the Supreme Court refused BMS permission to appeal. Additional challenges are pending in other jurisdictions. Also, in July 2022, CureVac AG (CureVac) brought a patent infringement action against BioNTech and certain of its subsidiaries in the German Regional Court alleging that Comirnaty infringes certain German utility model patents and certain expired and unexpired European patents. Additional challenges involving Comirnaty patents may be filed against us and/or BioNTech in other jurisdictions in the future. Adverse decisions in these matters could have a material adverse effect on our results of operations. We are also party to patent damages suits in various jurisdictions pursuant to which generic drug manufacturers, payors, governments or other parties are seeking damages from us for allegedly causing delay of generic entry.
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
In October 2021, we brought a separate patent-infringement action against Sinotherapeutics Inc. (Sinotherapeutics) asserting the infringement and validity of our patent covering extended release formulations of tofacitinib that was challenged by Sinotherapeutics in its ANDA seeking approval to market a generic version of tofacitinib 11 mg extended release tablets. In November 2022, we filed an additional patent-infringement action against Sinotherapeutics relating to its challenge of our extended release formulation and method of treatment patents in its ANDA seeking approval to market a generic version of tofacitinib 22 mg extended release tablets. In October 2024, we settled the actions against Sinotherapeutics on terms not material to us.
In June 2024, we brought a separate patent-infringement action against Biocon Limited, Biocon Pharma Limited and Biocon Pharma, Inc. (collectively, Biocon) asserting the infringement and validity of our patent covering the composition of matter patent that was challenged by Biocon in its ANDA seeking approval to market a generic version of tofacitinib 11 mg and 22 mg extended-release tablets. In September 2024, we settled the actions against Biocon on terms not material to us.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In August 2024, we brought a separate patent infringement action against SpecGx LLC (SpecGX) asserting the infringement and validity of our composition of matter patent, covering immediate release formulations of tofacitinib that was challenged by SpecGX in its ANDA seeking approval to market a generic version of tofacitinib 5 mg and 10 mg immediate release tablets.
In October 2024, we brought a separate patent infringement action against Breckenridge Pharmaceutical, Inc. (Breckenridge) asserting the infringement and validity of our composition of patent, covering immediate release formulations of tofacitinib that was challenged by Breckenridge in its ANDA seeking approval to market a generic version of tofacitinib 10 mg immediate release tablets.
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
In August 2022, we received notice from Teva Pharmaceuticals, Inc. (Teva) that it had filed an ANDA seeking approval to market a generic version of Mektovi. Teva asserts the invalidity and non-infringement of two method of use patents expiring in 2033 and a product by process patent expiring in 2033. In June 2023, we brought a patent infringement action against Teva in the U.S. District Court for the District of Delaware, asserting the validity and infringement of the three patents.
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
Xtandi (enzalutamide)
Beginning in August 2024, several generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of Xtandi, challenging some or all of the patents listed in the FDA’s Orange Book for Xtandi. Beginning in August 2024, we brought patent infringement actions against the generic filers in the U.S. District Court for the District of New Jersey, asserting the validity and infringement of the patents in suit.
Actions in Which We are the Defendant
Comirnaty (tozinameran)
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
In August 2022, ModernaTX filed a patent infringement action in Germany against Pfizer and certain subsidiary companies, as well as BioNTech and certain subsidiary companies, alleging that Comirnaty infringes two European patents. In September 2022, ModernaTX filed patent infringement actions in the U.K. and in the Netherlands against Pfizer and certain subsidiary companies, as well as BioNTech and certain subsidiary companies, on the same two European patents. In its complaints, ModernaTX stated that it is seeking damages for alleged infringement occurring after March 7, 2022. In November 2023, one of the European patents was revoked by the European Patent Office. In December 2023, the other European patent was declared invalid by a court in the Netherlands (the invalidity decision is limited to the Netherlands). In July 2024, the U.K. court revoked one patent, ruling that it was invalid, and held that the other patent was valid and infringed. ModernaTX has also filed additional patent infringement actions against Pfizer and BioNTech in certain other ex-U.S. jurisdictions.
In April 2023, Arbutus Biopharma Corporation (Arbutus) and Genevant Sciences GmbH (Genevant) filed a complaint in the U.S. District Court for the District of New Jersey against Pfizer and BioNTech alleging that Comirnaty and its manufacture infringe five U.S. patents, and seeking unspecified monetary damages.
In April 2024, GlaxoSmithKline Biologicals SA and GlaxoSmithKline LLC sued Pfizer and Pharmacia & Upjohn Company LLC, BioNTech, BioNTech Manufacturing GmbH and BioNTech US Inc. in the U.S. District Court for the District of Delaware, alleging that Comirnaty infringes five U.S. patents and seeking unspecified money damages. In August 2024, GlaxoSmithKline Biologicals SA and GlaxoSmithKline LLC filed an amended complaint alleging that Comirnaty infringes three additional U.S. patents.
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
In addition, we have challenged certain of GSK’s RSV vaccine patents in certain ex-U.S. jurisdictions, including the U.K., the Netherlands, Belgium and the Unified Patent Court, and GSK has asserted that Abrysvo infringes these patents. In October 2024, the U.K. Court held that two of GSK’s U.K. patents were invalid and not infringed.
Matters Involving Pfizer and its Collaboration/Licensing Partners
Comirnaty (tozinameran)
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
In the U.K., Pfizer and BioNTech have sued CureVac seeking a judgment of invalidity of several patents and CureVac has made certain infringement counterclaims. In September 2024, the U.K. Court held that both of the CureVac patents in suit are invalid.

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
In 2014, the District Court dismissed the direct purchaser plaintiffs’ claims based on the litigation settlement agreement, but declined to dismiss the other direct purchaser plaintiff claims. In 2015, the District Court entered partial final judgments as to all settlement agreement claims, including those asserted by direct purchasers and end-payor plaintiffs, which plaintiffs appealed to the U.S. Court of Appeals for the Third Circuit. In 2017, the U.S. Court of Appeals for the Third Circuit reversed the District Court’s decisions and remanded the claims to the District Court. In April 2024, the parties reached agreements to settle the litigation. Those settlements that required court approval have been approved and this matter is now resolved.
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
In September 2013 and 2014, the District Court dismissed with prejudice the claims of the direct purchasers. In October and November 2014, the District Court dismissed with prejudice the claims of all other MDL plaintiffs. All plaintiffs appealed the District Court’s orders dismissing their claims with prejudice to the U.S. Court of Appeals for the Third Circuit. In addition, the

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

direct purchaser class plaintiffs appealed the order denying their motion to amend the judgment and for leave to amend their complaint to the Court of Appeals. In 2017, the Court of Appeals reversed the District Court’s decisions and remanded the claims to the District Court. In April 2024, the parties reached agreements to settle the litigation. Those settlements that required court approval have been approved and this matter is now resolved.
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
In 2016, the federal cases were transferred for coordinated pre-trial proceedings to a MDL in the U.S. District Court for the Eastern District of Louisiana. In 2022, the eye injury cases were transferred for coordinated pre-trial proceedings to an MDL in the U.S. District Court for the Eastern District of Louisiana.
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
Government Inquiries relating to Biohaven
In June 2022, the U.S. Department of Justice’s Commercial Litigation Branch and the U.S. Attorney’s Office for the Western District of New York issued a CID to Biohaven. The CID seeks records and information related to, among other things,

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Biohaven’s engagements with healthcare professionals and co-pay coupons cards prior to Pfizer’s acquisition of Biohaven. In March 2023, the California Department of Insurance issued a subpoena seeking records similar to those requested by the CID. Biohaven is a wholly-owned subsidiary that we acquired in October 2022. We have produced records in response to these requests. We have been discussing a potential resolution of these matters.
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
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 29, 2024, the estimated fair value of these indemnification obligations is not material to Pfizer.
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
Note 13. Segment, Geographic and Other Revenue Information
A. Segment Information
We manage our commercial operations through three operating segments, each led by a single manager: Biopharma, PC1 and Pfizer Ignite. Biopharma is engaged in the discovery, development, manufacture, marketing, sale and distribution of biopharmaceutical products worldwide. PC1 is our contract development and manufacturing organization and a leading supplier of specialty active pharmaceutical ingredients. Pfizer Ignite is an offering that provides strategic guidance and end-to-end R&D services to select innovative biotech companies that align with Pfizer’s R&D focus areas. Prior to June 2024, PC1 and Pfizer Ignite were managed together by a single manager as part of the former Business Innovation operating segment. Biopharma is the only reportable segment. Our commercial divisions market, distribute and sell our products, and global operating functions are responsible for the research, development, manufacturing and supply of our products. Each operating segment is supported by our global corporate enabling functions. Our chief operating decision maker uses the revenues and earnings of the operating segments, among other factors, for performance evaluation and resource allocation. We regularly review our segments and the approach used by management to evaluate performance and allocate resources.
At the beginning of 2024, we made changes in our commercial organization to incorporate Seagen and improve focus, speed and execution. Specifically, within our Biopharma reportable segment, we created the Pfizer Oncology Division, the Pfizer U.S. Commercial Division, and the Pfizer International Commercial Division:
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
Segment Assets––We manage our assets on a total company basis, not by operating segment, as our operating assets are shared or commingled. Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were $219 billion as of September 29, 2024 and $227 billion as of December 31, 2023.
Selected Statement of Operations Information

The following provides selected information by reportable segment:
	Three Months Ended				Nine Months Ended
	Total Revenues		Earnings(a)		Total Revenues		Earnings(a)
(MILLIONS)	Sept. 29, 2024	Oct. 1, 2023	Sept. 29, 2024	Oct. 1, 2023	Sept. 29, 2024	Oct. 1, 2023	Sept. 29, 2024	Oct. 1, 2023
Reportable Segment:
Biopharma(b)	$17,392	$13,188	$8,319	$(137)	$44,987	$44,051	$21,838	$14,422
Other business activities(c)	310	303	(1,527)	(1,100)	877	933	(5,520)	(3,325)
Reconciling Items:
Amortization of intangible assets			(1,312)	(1,179)			(3,927)	(3,466)
Acquisition-related items			(465)	(227)			(1,590)	(778)
Certain significant items(d)			(299)	(708)			(2,768)	(1,666)
	$17,702	$13,491	$4,715	$(3,352)	$45,864	$44,984	$8,033	$5,187
(a)Income/(loss) from continuing operations before provision/(benefit) for taxes on income/(loss). As described above, in connection with the organizational changes effective in the first quarter of 2024, costs associated with R&D and medical and safety activities managed by our global ORD and PRD organizations and overhead costs associated with our manufacturing operations are now included in Biopharma’s earnings. We have reclassified $7.7 billion and $11.1 billion of net costs in the third quarter and first nine months of 2023, respectively, from Other business activities to Biopharma to conform to the current period presentation.
(b)Biopharma’s revenues and earnings in the first nine months of 2024 reflect a non-cash favorable product return adjustment of $771 million recorded in the first quarter of 2024 (see Note 13C). Biopharma’s earnings also include dividend income from our investment in ViiV of $48 million in the third quarter of 2024 and $30 million in the third quarter of 2023, and $183 million in the first nine months of 2024 and $213 million in the first nine months of 2023. Biopharma’s earnings in the third quarter and first nine months of 2023 include approximately $5.6 billion and $5.8 billion, respectively, of inventory write-offs and related charges to Cost of sales mainly due to lower-than-expected demand for our COVID-19 products.
(c)Other business activities include revenues and costs associated with PC1 and Pfizer Ignite as well as costs that we do not allocate to our operating segments, per above.
(d)Certain significant items are substantive and/or unusual, and in some cases recurring, items (as noted above). Earnings in the third quarter and first nine months of 2024 include, among other items, a charge in Other (income)/deductions––net of $420 million related to the expected sale of one of our facilities resulting from the discontinuation of our DMD program. Earnings in the first nine months of 2024 also includes restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring of $1.5 billion (primarily recorded in Restructuring charges and certain acquisition-related costs). Earnings in the first nine months of 2023 included, among other items, net losses on equity securities of $711 million recorded in Other (income)/deductions––net. See Notes 3 and 4.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Geographic Information

The following summarizes revenues by geographic area:
	Three Months Ended			Nine Months Ended
(MILLIONS)	September 29, 2024	October 1, 2023	% Change	September 29, 2024	October 1, 2023	% Change
United States	$12,064	$8,064	50	$29,470	$23,233	27
International:
Developed Markets	3,412	3,335	2	9,774	13,094	(25)
Emerging Markets	2,226	2,092	6	6,620	8,656	(24)
Total revenues	$17,702	$13,491	31	$45,864	$44,984	2
C. Other Revenue Information
Significant Customers
In October 2023, we announced an amended agreement with the U.S. government, which facilitated the transition of Paxlovid to traditional commercial markets in the U.S. starting in November 2023. In connection with this agreement, we recorded a non-cash revenue reversal of $3.5 billion in the fourth quarter of 2023 related to the expected return of an estimated 6.5 million treatment courses of EUA-labeled U.S. government inventory. In the first quarter of 2024, we recorded a non-cash favorable final adjustment of $771 million to reflect 5.1 million EUA-labeled treatment courses returned through February 29, 2024, which were converted to a volume-based credit that supports continued access to Paxlovid through a U.S. government patient assistance program operated by Pfizer. In the third quarter of 2024, in connection with this amended agreement, we also supplied at no cost to the U.S. government or taxpayers a U.S. SNS of 1.0 million treatment courses to enable future pandemic preparedness through 2028, and recorded revenue of $442 million. While we are recognizing revenue as the 6.1 million treatment courses are delivered, there is no cash consideration for these treatment courses.
Revenues from the U.S. government comprised 9% of total revenues for the three months ended September 29, 2024 and 7% for both the nine months ended September 29, 2024 and October 1, 2023. Revenues from the U.S. government as a percentage of total revenues for the three months ended October 1, 2023 were not material. For information on our significant wholesale customers, see Note 17C in our 2023 Form 10-K.
Significant Revenues by Product
The following provides detailed revenue information for several of our major products:

(MILLIONS)		Three Months Ended		Nine Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	Sept. 29, 2024	Oct. 1, 2023	Sept. 29, 2024	Oct. 1, 2023
TOTAL REVENUES		$17,702	$13,491	$45,864	$44,984
GLOBAL BIOPHARMACEUTICALS BUSINESS (BIOPHARMA)		$17,392	$13,188	$44,987	$44,051
Primary Care		$9,060	$6,310	$21,224	$23,755
Eliquis(a)	Nonvalvular atrial fibrillation, deep vein thrombosis, pulmonary embolism	1,617	1,498	5,534	5,135
Paxlovid(b)	COVID-19 in certain high-risk patients	2,703	202	4,989	4,414
Prevnar family	Active immunization to prevent pneumonia, invasive disease and otitis media caused by Streptococcus pneumoniae	1,803	1,843	4,853	4,877
Comirnaty	Active immunization to prevent COVID-19	1,422	1,306	1,970	5,858
Nurtec ODT/Vydura	Acute treatment of migraine and prevention of episodic migraine	337	233	870	646
Abrysvo	Active immunization to prevent RSV infection	356	375	557	375
Premarin family	Symptoms of menopause	90	92	283	299
FSME-IMMUN/TicoVac	Active immunization to prevent tick-borne encephalitis disease	81	91	246	237
All other Primary Care	Various	652	670	1,921	1,914
Specialty Care		$4,289	$3,763	$12,215	$11,035
Vyndaqel family	ATTR-CM and polyneuropathy	1,447	892	3,907	2,360
Xeljanz	RA, PsA, UC, active polyarticular course juvenile idiopathic arthritis, ankylosing spondylitis	321	503	818	1,210
Enbrel (Outside the U.S. and Canada)	RA, juvenile idiopathic arthritis, PsA, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	169	208	507	627
Sulperazon	Bacterial infections	156	122	468	619
Zavicefta	Bacterial infections	152	130	427	378

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(MILLIONS)		Three Months Ended		Nine Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	Sept. 29, 2024	Oct. 1, 2023	Sept. 29, 2024	Oct. 1, 2023
Octagam(c)	Primary humoral immunodeficiency, chronic immune thrombocytopenic purpura in adults, and dermatomyositis in adults	221	53	400	164
Inflectra	Crohn’s disease, pediatric Crohn’s disease, UC, pediatric UC, RA in combination with methotrexate, ankylosing spondylitis, PsA and plaque psoriasis	126	121	382	373
Genotropin	Replacement of human growth hormone	119	158	358	379
Zithromax	Bacterial infections	83	60	357	254
BeneFIX	Hemophilia B	88	107	294	321
Oxbryta(d)	Sickle cell disease	17	85	193	232
Cibinqo	Atopic dermatitis	63	37	152	91
All other Hospital(e)	Various	1,108	1,086	3,296	3,452
All other Specialty Care	Various	218	202	658	575
Oncology		$4,043	$3,115	$11,549	$9,261
Ibrance	HR-positive/HER2-negative metastatic breast cancer	1,087	1,244	3,272	3,635
Xtandi(f)	mCRPC, nmCRPC, mCSPC, nmCSPC	561	440	1,474	1,202
Padcev	Locally advanced or metastatic urothelial cancer	409	—	1,144	—
Oncology biosimilars(g)	Various	285	310	828	1,085
Adcetris	Hodgkin lymphoma and certain T-cell lymphomas	268	—	804	—
Inlyta	Advanced RCC	247	252	736	773
Lorbrena	ALK-positive metastatic NSCLC	206	159	538	393
Bosulif	Philadelphia chromosome–positive chronic myelogenous leukemia	161	160	474	463
Braftovi/Mektovi	Metastatic melanoma in patients with a BRAFV600E/K mutation and for metastatic NSCLC in patients with a BRAFV600E mutation; and, for Braftovi, in combination with Erbitux (cetuximab)(h) for the treatment of BRAFV600E-mutant mCRC after prior therapy	173	131	437	346
Tukysa	Unresectable or metastatic HER2-positive breast cancer; RAS wild-type, HER2-positive unresectable or metastatic colorectal cancer	124	—	351	—
Tivdak	Recurrent or metastatic cervical cancer	34	—	94	—
Talzenna	In combination with Xtandi (enzalutamide) for adult patients with HRR gene-mutated mCRPC; treatment of BRCA gene-mutated, HER2-negative, inoperable or recurrent breast cancer	36	20	91	42
All other Oncology	Various	453	399	1,306	1,322
PFIZER CENTREONE(i)		$285	$293	$820	$908
PFIZER IGNITE		$25	$10	$56	$25

BIOPHARMA		$17,392	$13,188	$44,987	$44,051
PFIZER U.S. COMMERCIAL DIVISION (U.S. Primary Care and U.S. Specialty Care)		8,938	5,864	20,702	16,679
PFIZER ONCOLOGY DIVISION		3,026	2,111	8,516	6,260
PFIZER INTERNATIONAL COMMERCIAL DIVISION		5,428	5,214	15,769	21,112

Total Alliance revenues included above		$1,900	$1,645	$6,140	$5,672
Total Royalty revenues included above		$384	$260	$992	$737
(a)Primarily reflects Alliance revenues and product revenues.
(b)The third quarter and first nine months of 2024 includes $442 million of revenue recorded in connection with the creation of the U.S. SNS. The first nine months of 2024 also includes a $771 million favorable final adjustment recorded in the first quarter of 2024 to the estimated non-cash revenue reversal of $3.5 billion recorded in the fourth quarter of 2023, reflecting 5.1 million EUA-labeled treatment courses returned by the U.S. government through February 29, 2024 versus the estimated 6.5 million treatment courses that were expected to be returned as of December 31, 2023.
(c)The third quarter and first nine months of 2024 include $129 million related to a one-time sales true-up settlement agreement with our commercialization partner.
(d)In September 2024, we announced our voluntary withdrawal of all lots of Oxbryta for the treatment of sickle cell disease in all markets where it is approved, as well as the discontinuation of all active voxelotor clinical trials and expanded access programs worldwide, based on the totality of clinical data that now indicates the overall benefit of Oxbryta no longer outweighs the risk in the approved sickle cell patient population. The data suggest an imbalance in vaso-occlusive crises and fatal events, which requires further assessment.
(e)Includes, among other Hospital products, amounts previously presented as All other Anti-infectives and Ig Portfolio.
(f)Primarily reflects Alliance revenues and royalty revenues.
(g)Biosimilars are highly similar versions of approved and authorized biological medicines. Oncology biosimilars primarily include Retacrit, Ruxience, Zirabev, Trazimera and Nivestym.
(h)Erbitux is a registered trademark of ImClone LLC.
(i)PC1 includes revenues from our contract manufacturing and our active pharmaceutical ingredient sales operation, as well as revenues related to our manufacturing and supply agreements with legacy Pfizer businesses/partnerships.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Remaining Performance Obligations––Contracted revenue expected to be recognized from remaining performance obligations for firm orders in long-term contracts to supply Comirnaty and Paxlovid to our customers totaled approximately $6 billion and $1 billion, respectively, as of September 29, 2024, which includes amounts received in advance and deferred, as well as amounts that will be invoiced as we deliver these products to our customers in future periods. Of these amounts, current contract terms provide for expected delivery of product with contracted revenue from 2024 through 2028, the timing of which may be renegotiated. Remaining performance obligations are based on foreign exchange rates as of the end of our fiscal third quarter of 2024 and exclude arrangements with an original expected contract duration of less than one year. Remaining performance obligations associated with contracts for other products and services were not significant as of September 29, 2024 or December 31, 2023.
Deferred Revenues––Our deferred revenues primarily relate to advance payments received or receivable from various government or government sponsored customers for supply of Paxlovid and Comirnaty. The deferred revenues related to Paxlovid and Comirnaty totaled $3.5 billion as of September 29, 2024, with $2.0 billion and $1.5 billion recorded in current liabilities and noncurrent liabilities, respectively. The deferred revenues related to Paxlovid and Comirnaty totaled $5.1 billion as of December 31, 2023, with $2.6 billion and $2.5 billion recorded in current liabilities and noncurrent liabilities, respectively. The decrease in Paxlovid and Comirnaty deferred revenues during the first nine months of 2024 was primarily driven by amounts recognized in Product revenues as we delivered the products to our customers (including $442 million associated with the U.S. SNS for Paxlovid) as well as the aforementioned $771 million favorable final adjustment recorded in the first quarter of 2024 for Paxlovid, partially offset by additional advance payments received in the first nine months of 2024 as we entered into amended contracts. During the third quarter and first nine months of 2024, we recognized revenue of approximately $1.1 billion and $2.3 billion, respectively, that was included in the balance of Paxlovid and Comirnaty deferred revenues as of December 31, 2023. The Paxlovid and Comirnaty deferred revenues as of September 29, 2024 will be recognized in Product revenues proportionately as we transfer control of the products to our customers and satisfy our performance obligations under the contracts, with the amounts included in current liabilities expected to be recognized in Product revenues within the next 12 months, and the amounts included in noncurrent liabilities expected to be recognized in Product revenues from 2025 through 2028. Deferred revenues associated with contracts for other products were not significant as of September 29, 2024 or December 31, 2023.

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
Our Third Quarter 2024 and First Nine Months of 2024 Performance
Total Revenues––Total revenues increased $4.2 billion, or 31%, in the third quarter of 2024 to $17.7 billion from $13.5 billion in the third quarter of 2023, reflecting an operational increase of $4.3 billion, or 32%, partially offset by an unfavorable impact of foreign exchange of $133 million, or 1%. The operational increase was primarily driven by growth from Paxlovid, revenues from legacy Seagen products acquired in December 2023 and growth from the Vyndaqel family, partially offset by declines in Xeljanz and Ibrance. Excluding contributions from Paxlovid and Comirnaty, Total revenues increased $1.7 billion, or 14%, operationally.
Total revenues increased $880 million, or 2%, in the first nine months of 2024 to $45.9 billion from $45.0 billion in the first nine months of 2023, reflecting an operational increase of $1.3 billion, or 3%, partially offset by an unfavorable impact of foreign exchange of $411 million, or 1%. The operational increase was primarily driven by revenues from legacy Seagen products acquired in December 2023 as well as growth from the Vyndaqel family, Paxlovid and Eliquis, partially offset by declines from Comirnaty. Excluding contributions from Paxlovid and Comirnaty, Total revenues increased $4.6 billion, or 13%, operationally.
See the Total Revenues by Geography and Total Revenues––Selected Product Discussion sections for more information, including a discussion of key drivers of our revenue performance. Certain of our vaccines, including Comirnaty, are subject to seasonality of demand, with a greater portion of revenues anticipated in the fall and winter seasons, and Paxlovid revenues trend with infection rates. See also The Global Economic Environment––COVID-19 section below for information about our COVID-19 products. For information regarding the primary indications or class of certain products, see Note 13C.
Income/(Loss) from Continuing Operations Before Provision/(Benefit) for Taxes on Income (Loss)–– Income from continuing operations before provision/(benefit) for taxes on income/(loss) in the third quarter of 2024 was $4.7 billion, compared to a loss of $3.4 billion in the third quarter of 2023, primarily due to (i) higher revenues, (ii) a decrease in Cost of sales and (iii) net gains on equity securities in the third quarter of 2024 versus net losses on equity securities in the third quarter of 2023, partially offset by (iv) higher net interest expense and (v) a charge in the third quarter of 2024 to Other (income)/deductions––net related to the discontinuation of our DMD program.
The increase in Income from continuing operations before provision/(benefit) for taxes on income of $2.8 billion, to $8.0 billion in the first nine months of 2024 from $5.2 billion in the first nine months of 2023, was primarily due to (i) a decrease in Cost of sales, (ii) higher revenues and (iii) net gains on equity securities in the first nine months of 2024 versus net losses on equity securities in the first nine months of 2023, partially offset by (iv) higher net interest expense, (v) increases in Restructuring charges and certain acquisition-related costs and Amortization of intangible assets and (vi) charges in 2024 to Other (income)/deductions––net related to the discontinuation of our DMD program.
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
Regulatory Environment/Pricing and Access––Government and Other Payor Group Pressures––Governments globally, as well as private third-party payors in the U.S., may use a variety of measures to control costs, including, among others, legislative or regulatory pricing reforms, drug formularies (including tiering and utilization management tools), cross country collaboration and procurement, price cuts, mandatory rebates, health technology assessments, forced localization as a condition of market access, “international reference pricing” (i.e., the practice of a country linking its regulated medicine prices to those of other countries), quality consistency evaluation processes and volume-based procurement. We anticipate that these and similar initiatives will continue to increase pricing and access pressures globally. In the U.S., we expect to see continued focus by Congress and the Presidential Administration on regulating drug pricing regardless of which party comes to power following the upcoming November 2024 elections. Implementation of the drug pricing provisions of the IRA, which was signed into law in August 2022, will continue over the next several years. In August 2023, the Biden Administration unveiled the first ten medicines subject to the Medicare Drug Price Negotiation Program (the Program), which requires manufacturers of select drugs to engage in a process with the federal government to set new Medicare prices which would go into effect in 2026. Eliquis was among the first ten medicines subject to the Program. On August 15, 2024, the U.S. government released the new Medicare price for Eliquis, which, effective January 1, 2026, will be $231.00 for a 30-day equivalent supply. The Eliquis Medicare price will be factored into our long-term financial planning, in accordance with our standard financial reporting and forecasting protocols. It is possible that more of our products could be selected in future years, which could, among other things, lead to lower revenues prior to expiry of intellectual property protections. We continue to evaluate the impact of the IRA on our business, operations and financial condition and results as the full effect of the IRA on our business and the pharmaceutical industry remains uncertain. In addition, changes to the Medicaid Drug Rebate Program or the 340B Drug Pricing Program (the 340B Program), including legal or legislative developments at the federal or state level with respect to the 340B Program, could have a material impact on our business. See the Item 1. Business––Pricing Pressures and Managed Care Organizations and ––Government Regulation and Price Constraints and the Item 1A. Risk Factors––Pricing and Reimbursement sections, and the Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment section of the MD&A of our 2023 Form 10-K.
Impact of the July 2023 Tornado in Rocky Mount, North Carolina (NC)––Our manufacturing facility in Rocky Mount, NC was damaged by a tornado in July 2023. The facility is a key producer of sterile injectables and is responsible for manufacturing nearly 25 percent of all our sterile injectables, including anesthesia, analgesia, and micronutrients. Supply of medicines has recovered from the impact of the tornado.
We incurred losses in 2023 and 2024 that were partially offset by insurance recoveries received in 2023. We expect to record additional insurance recoveries in the fourth quarter of 2024.
Product Supply––We periodically encounter supply delays, disruptions and shortages, including due to voluntary product recalls and natural or man-made disasters. In response to requests from various regulatory authorities, manufacturers across the pharmaceutical industry, including Pfizer, are evaluating their product portfolios for the potential presence or formation of nitrosamines. In 2021, Pfizer recalled all lots of Chantix in the U.S. due to the presence of a nitrosamine, N-nitroso-varenicline, at or above the FDA interim acceptable intake limit. Regulatory authorities have issued updated guidance on nitrosamine acceptable intake levels. With this guidance, which included an updated intake level for N-nitroso-varenicline, we have started making regulatory submissions to potentially enable Chantix to return to market in the U.S. and in certain international markets.
Except for the impact of the tornado in Rocky Mount, NC discussed above, we have not seen a significant disruption of our supply chain in the first nine months of 2024 and through the date of filing of this Form 10-Q, and all of our manufacturing sites globally have continued to operate at or near normal levels. We continue to monitor industry demand for certain components and raw materials and implement mitigation strategies in an effort to reduce any potential risk or impact to product supply, including active supplier management, qualification of additional suppliers and advanced purchasing to the extent possible. For information on risks related to product manufacturing, see the Item 1A. Risk Factors––Product Manufacturing, Sales and Marketing Risks section of our 2023 Form 10-K.
Voluntary Withdrawal of Oxbryta––See the Product Developments section within MD&A.
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
In 2023, we principally sold Comirnaty globally under government contracts. In September 2023, Comirnaty transitioned to traditional commercial market sales in the U.S., triggered by the expiration of contracts and the COVID-19 vaccines from Pfizer and BioNTech purchased through them becoming either depleted or not used following the introduction of a new variant vaccine. Internationally, sales of Comirnaty in international developed markets were generally under government contracts in 2023, and in emerging markets, under a combination of private channels and government contracts; in both cases, we started transitioning to commercial markets in 2024. Due to the commercial market transition as well as the anticipated seasonality of demand for COVID-19 vaccinations, we expect approximately 60% of our 2024 global revenues for Comirnaty to be recorded in the fourth quarter.
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
Israel/Hamas Conflict––Our local operations have been impacted by the armed conflict between Israel and Hamas that began on October 7, 2023. For both the nine months ended September 29, 2024 and the fiscal year ended December 31, 2023, the business of our Israeli subsidiary represented less than 1% of our consolidated revenues and assets. We are closely monitoring developments in this conflict, including evaluating potential impacts to our business, customers, suppliers, employees, and operations in Israel and elsewhere in the Middle East that may impact global operations. At this time, longer term impacts to the Company are uncertain and subject to change.
Russia/Ukraine Conflict––Our local operations have been impacted by the armed conflict between Russia and Ukraine. For both the nine months ended September 29, 2024 and the fiscal year ended December 31, 2023, the business of our Russia and Ukraine subsidiaries represented less than 1% of our consolidated revenues and assets. While we are monitoring the effects of the conflict between Russia and Ukraine, the situation continues to evolve and the long-term implications, including the broader economic consequences of the conflict, potential additional sanctions, and actions by our customers or suppliers (including financial institutions) are difficult to predict at this time.
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
ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Total Revenues by Geography

The following presents worldwide Total revenues by geography:
	Three Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS)	Sept. 29, 2024	Oct. 1, 2023	Sept. 29, 2024	Oct. 1, 2023	Sept. 29, 2024	Oct. 1, 2023	% Change
Operating segments:
Biopharma	$17,392	$13,188	$11,964	$7,975	$5,428	$5,214	32	50	4
Pfizer CentreOne	285	293	76	79	210	214	(3)	(5)	(2)
Pfizer Ignite	25	10	25	10	—	—	*	*	—
Total revenues	$17,702	$13,491	$12,064	$8,064	$5,638	$5,427	31	50	4

	Nine Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS)	Sept. 29, 2024	Oct. 1, 2023	Sept. 29, 2024	Oct. 1, 2023	Sept. 29, 2024	Oct. 1, 2023	% Change
Operating segments:
Biopharma	$44,987	$44,051	$29,218	$22,939	$15,769	$21,112	2	27	(25)
Pfizer CentreOne	820	908	195	269	625	639	(10)	(27)	(2)
Pfizer Ignite	56	25	56	25	—	—	*	*	—
Total revenues	$45,864	$44,984	$29,470	$23,233	$16,394	$21,750	2	27	(25)

The following provides an analysis of the worldwide change in Total revenues by geographic areas in the third quarter of 2024 compared to the third quarter of 2023:
(MILLIONS)	Worldwide	U.S.	International
Operational growth/(decline):
Worldwide growth from Paxlovid	$2,510	$2,313	$197
Revenues from legacy Seagen, which was acquired in December 2023	854	815	39
Worldwide growth from the Vyndaqel family, Eliquis, Xtandi and Nurtec ODT/Vydura, partially offset by worldwide declines from Xeljanz, Ibrance, the Prevnar family, Abrysvo and Inlyta	546	435	111
Worldwide growth from Comirnaty	119	169	(51)
Other operational factors, net	315	268	47
Operational growth/(decline), net	4,344	4,000	344

Unfavorable impact of foreign exchange	(133)	—	(133)
Total revenues increase/(decrease)	$4,211	$4,000	$210

The following provides an analysis of the worldwide change in Total revenues by geographic areas in the first nine months of 2024 compared to the first nine months of 2023:
(MILLIONS)	Worldwide	U.S.	International
Operational growth/(decline):
Revenues from legacy Seagen, which was acquired in December 2023	$2,440	$2,333	$107
Worldwide growth from the Vyndaqel family, Eliquis, Xtandi, Nurtec ODT/Vydura and Abrysvo, partially offset by declines from Xeljanz, Ibrance and Inlyta, while the Prevnar family was flat	1,967	1,563	404
Worldwide growth from Paxlovid	592	2,221	(1,629)
Worldwide decline from Comirnaty	(3,879)	—	(3,879)
Decline in oncology biosimilars, largely due to lower net price in the U.S.	(250)	(246)	(4)
Other operational factors, net	422	366	56
Operational growth/(decline), net	1,292	6,237	(4,945)

Unfavorable impact of foreign exchange	(411)	—	(411)
Total revenues increase/(decrease)	$880	$6,237	$(5,356)
See the Total Revenues––Selected Product Discussion section within MD&A for additional analysis and Note 13C.
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

The following presents information about product revenue deductions:
	Three Months Ended		Nine Months Ended
(MILLIONS)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Medicare rebates	$1,801	$286	$3,278	$718
Medicaid and related state program rebates	720	406	1,846	1,228
Performance-based contract rebates	1,836	1,363	4,884	3,784
Chargebacks	3,805	2,627	9,467	7,216
Sales allowances	1,569	1,732	4,654	4,841
Sales returns and cash discounts	1,123	379	1,474	1,130
Total(a)	$10,855	$6,793	$25,603	$18,918
(a)The increase in revenue deductions in the third quarter and first nine months of 2024 is primarily driven by the transition of Paxlovid and Comirnaty to commercial markets, our acquisition of Seagen in December 2023, and higher sales of other recently acquired products, partially offset in the first nine months of 2024 by a $771 million favorable final adjustment recorded in the first quarter of 2024 to the estimated non-cash Paxlovid revenue reversal of $3.5 billion recorded in the fourth quarter of 2023 (see Note 13C).
Product revenue deductions are primarily a function of product sales volume, mix of products sold, contractual or legislative discounts and rebates.

For information on our accruals for product revenue deductions, including the balance sheet classification of these accruals, see Note 1C.
Total Revenues––Selected Product Discussion
Biopharma

(MILLIONS)				Revenue		% Change
Product	Period	Global Revenues	Region	Sept. 29, 2024	Oct. 1, 2023	Total	Oper.	Operational Results Commentary
Eliquis	QTD	$1,617 Up 9% (operationally)	U.S.	$1,002	$883	13
Growth driven primarily by continued oral anti-coagulant adoption and market share gains in the non-valvular atrial fibrillation indication in the U.S. and certain markets in Europe, partially offset by declines due to loss of patent-based exclusivity and generic competition in certain international markets.

			Int’l.	616	615	—	2
			Worldwide	$1,617	$1,498	8	9
	YTD	$5,534 Up 9% (operationally)	U.S.	$3,677	$3,296	12
			Int’l.	1,857	1,838	1	4
			Worldwide	$5,534	$5,135	8	9
Paxlovid	QTD	$2,703 Up * (operationally)	U.S.	$2,313	$—	*
QTD growth primarily driven by:
• strong demand, particularly in the U.S., driven by higher utilization during a recent global COVID-19 wave;
• the one-time contractual delivery of treatment courses to the U.S. SNS in the third quarter of 2024; and
• no third quarter 2023 U.S. sales in anticipation of transition to commercial markets in November 2023. See Note 13C.

YTD growth primarily driven by:
• strong demand, particularly in the U.S., driven by higher utilization;
• a $771 million favorable final adjustment recorded in the first quarter of 2024 to the estimated non-cash revenue reversal of $3.5 billion recorded in the fourth quarter of 2023; and
• the one-time contractual delivery of treatment courses to the U.S. SNS in the third quarter of 2024, partially offset by:
• lower contractual deliveries in most international markets as a result of the transition to traditional commercial market sales; and
• lower demand in China, largely due to the non-recurrent surge in COVID-19 infection during the first quarter of 2023.

			Int’l.	389	202	93	97
			Worldwide	$2,703	$202	*	*
	YTD	$4,989 Up 13% (operationally)	U.S.	$4,181	$1,960	*
			Int’l.	807	2,454	(67)	(66)
			Worldwide	$4,989	$4,414	13	13
Prevnar family	QTD	$1,803 Down 2% (operationally)	U.S.	$1,308	$1,299	1
QTD decline primarily driven by fewer adult vaccinations in the U.S. and lower pediatric indication sales in most international developed markets and certain emerging markets, partially offset by growth in the pediatric indication in the U.S. reflecting recovered market share as a result of the Prevnar 20 launch in 2023, as well as strong uptake of the adult indication in certain international markets.

YTD performance primarily driven by growth in the pediatric indication in the U.S. reflecting recovered market share as a result of the Prevnar 20 launch in 2023, as well as strong uptake of the adult indication in certain international markets, offset by fewer adult vaccinations in the U.S. and lower pediatric indication sales in most international developed markets and certain emerging markets.

			Int’l.	495	544	(9)	(7)
			Worldwide	$1,803	$1,843	(2)	(2)
	YTD	$4,853 Flat (operationally)	U.S.	$3,289	$3,252	1
			Int’l.	1,564	1,624	(4)	(1)
			Worldwide	$4,853	$4,877	—	—
Vyndaqel family	QTD	$1,447 Up 63% (operationally)	U.S.	$960	$511	88		Growth largely driven by continued strong demand, primarily in the U.S. and international developed markets.
			Int’l.	486	381	28	31
			Worldwide	$1,447	$892	62	63
	YTD	$3,907 Up 67% (operationally)	U.S.	$2,572	$1,329	94
			Int’l.	1,334	1,031	29	32
			Worldwide	$3,907	$2,360	66	67
Ibrance	QTD	$1,087 Down 12% (operationally)	U.S.	$717	$838	(14)		Declines primarily driven by lower demand due to competitive pressure globally and price decreases in certain international developed markets, partially offset by increased clinical trial supply orders in certain international developed markets versus prior year.
			Int’l.	371	406	(9)	(6)
			Worldwide	$1,087	$1,244	(13)	(12)
	YTD	$3,272 Down 9% (operationally)	U.S.	$2,136	$2,438	(12)
			Int’l.	1,135	1,197	(5)	(3)
			Worldwide	$3,272	$3,635	(10)	(9)
Comirnaty	QTD	$1,422 Up 9% (operationally)	U.S.	$1,164	$994	17
QTD growth largely driven by timing of stocking as a result of earlier approval of the new variant vaccine in the U.S. in 2024 compared to 2023, partially offset by lower contractual deliveries and demand in international markets.
YTD decline largely driven by lower contractual deliveries and demand in international markets, reflecting the anticipated seasonality of demand for vaccinations and as certain markets, including the U.S., transition to traditional commercial market sales.

			Int’l.	258	312	(17)	(16)
			Worldwide	$1,422	$1,306	9	9
	YTD	$1,970 Down 66% (operationally)	U.S.	$1,339	$1,339	—
			Int’l.	631	4,519	(86)	(86)
			Worldwide	$1,970	$5,858	(66)	(66)

(MILLIONS)				Revenue		% Change
Product	Period	Global Revenues	Region	Sept. 29, 2024	Oct. 1, 2023	Total	Oper.	Operational Results Commentary
Xtandi	QTD	$561 Up 28% (operationally)	U.S.	$561	$440	28		Growth largely driven by strong demand due to uptake of the nmCSPC indication following approval in the fourth quarter of 2023.
			Int’l.	—	—	—	—
			Worldwide	$561	$440	28	28
	YTD	$1,474 Up 23% (operationally)	U.S.	$1,474	$1,202	23
			Int’l.	—	—	—	—
			Worldwide	$1,474	$1,202	23	23
Padcev	QTD	$409 *	U.S.	$407	$—	*		Growth driven by the acquisition of Seagen in the fourth quarter of 2023 as well as strong demand.
			Int’l.	2	—	*	*
			Worldwide	$409	$—	*	*
	YTD	$1,144 *	U.S.	$1,128	$—	*
			Int’l.	16	—	*	*
			Worldwide	$1,144	$—	*	*
Nurtec ODT/Vydura	QTD	$337 Up 45% (operationally)	U.S.	$314	$227	38
Growth primarily driven by strong demand in the U.S. and, to a much lesser extent, recent launches in international markets.

YTD growth was partially offset by lower net price in the U.S. due to unfavorable changes in channel mix.

			Int’l.	23	6	*	*
			Worldwide	$337	$233	45	45
	YTD	$870 Up 35% (operationally)	U.S.	$820	$633	30
			Int’l.	50	13	*	*
			Worldwide	$870	$646	35	35
Xeljanz	QTD	$321 Down 35% (operationally)	U.S.	$203	$371	(45)
Declines driven primarily by decreased prescription volumes globally resulting from ongoing shifts in prescribing patterns related to label changes, as well as lower net price in the U.S. and the impact of regulatory exclusivity expiry in Canada.

			Int’l.	118	132	(11)	(7)
			Worldwide	$321	$503	(36)	(35)
	YTD	$818 Down 31% (operationally)	U.S.	$459	$794	(42)
			Int’l.	360	416	(13)	(11)
			Worldwide	$818	$1,210	(32)	(31)
Adcetris	QTD	$268 *	U.S.	$260	$—	*		Growth driven by the acquisition of Seagen in the fourth quarter of 2023.
			Int’l.	8	—	*	*
			Worldwide	$268	$—	*	*
	YTD	$804 *	U.S.	$784	$—	*
			Int’l.	20	—	*	*
			Worldwide	$804	$—	*	*
Inlyta	QTD	$247 Down 1% (operationally)	U.S.	$150	$153	(2)		Declines primarily driven by lower demand in the U.S. as well as lower volumes and lower net price in international markets, partially offset by higher demand in China.
			Int’l.	97	98	(2)	—
			Worldwide	$247	$252	(2)	(1)
	YTD	$736 Down 4% (operationally)	U.S.	$442	$476	(7)
			Int’l.	294	297	(1)	1
			Worldwide	$736	$773	(5)	(4)
Abrysvo	QTD	$356 Down 5% (operationally)	U.S.	$318	$375	(15)
QTD decline primarily due to a slower start to the RSV season in 2024 in the U.S. as well as higher U.S. sales in the third quarter of 2023 due to launch stocking for the older adult indication, partially offset by launch uptake in certain international markets as well as launch of the maternal indication in the U.S. in December 2023.

YTD growth primarily driven by U.S. launches of the older adult indication in July 2023 and the maternal indication in December 2023, as well as launch uptake in certain international markets.

			Int’l.	38	—	*	*
			Worldwide	$356	$375	(5)	(5)
	YTD	$557 Up 48% (operationally)	U.S.	$490	$375	31
			Int’l.	66	—	*	*
			Worldwide	$557	$375	48	48
Pfizer CentreOne

(MILLIONS)				Revenue		% Change
Operating Segment	Period	Global Revenues	Region	Sept. 29, 2024	Oct. 1, 2023	Total	Oper.	Operational Results Commentary
PC1	QTD	$285 Down 2% (operationally)	U.S.	$76	$79	(5)		Declines primarily driven by lower manufacturing of divested and other third-party products under manufacturing and supply agreements, partially offset by growth in manufacturing-related services.
			Int’l.	210	214	(2)	(1)
			Worldwide	$285	$293	(3)	(2)
	YTD	$820 Down 9% (operationally)	U.S.	$195	$269	(27)
			Int’l.	625	639	(2)	(1)
			Worldwide	$820	$908	(10)	(9)
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
Costs and Expenses

Costs and expenses follow:
	Three Months Ended			Nine Months Ended
(MILLIONS)	September 29, 2024	October 1, 2023	% Change	September 29, 2024	October 1, 2023	% Change
Cost of sales	$5,263	$9,269	(43)	$11,942	$17,391	(31)
Percentage of Total revenues	29.7%	68.7%		26.0%	38.7%
Selling, informational and administrative expenses	3,244	3,281	(1)	10,456	10,196	3
Research and development expenses	2,598	2,711	(4)	7,787	7,864	(1)
Acquired in-process research and development expenses	13	67	(80)	20	122	(84)
Amortization of intangible assets	1,312	1,179	11	3,927	3,466	13
Restructuring charges and certain acquisition-related costs	313	155	*	1,669	377	*
Other (income)/deductions—net	243	181	34	2,030	381	*
Third Quarter of 2024 vs. Third Quarter of 2023 and First Nine Months of 2024 vs. First Nine Months of 2023
Cost of Sales
Cost of sales decreased $4.0 billion in the third quarter of 2024, primarily due to:
•the non-recurrence of a non-cash charge of $5.6 billion recorded in the third quarter of 2023 for inventory write-offs and related charges ($4.7 billion for Paxlovid and $0.9 billion for Comirnaty), partially offset by:
•an unfavorable change in sales mix of $1.5 billion, primarily driven by higher sales of Paxlovid and Comirnaty, including a charge for the 50% gross profit split with BioNTech and applicable royalty expenses; and
•an impact of $490 million from our Seagen acquisition, inclusive of the amortization of the fair value step-up of inventory.
Cost of sales decreased $5.4 billion in the first nine months of 2024, primarily due to:
•the non-recurrence of the aforementioned non-cash charge of $5.6 billion recorded in the third quarter of 2023; and
•a favorable change in sales mix of $845 million, primarily driven by lower sales of Comirnaty, partially offset by:
•an impact of $1.4 billion from our Seagen acquisition, inclusive of the amortization of the fair value step-up of inventory.
The decrease in Cost of sales as a percentage of revenues in the third quarter and the first nine months of 2024 reflects the non-recurrence of the aforementioned non-cash charge of $5.6 billion recorded in the third quarter of 2023.
Certain of our vaccines, including Comirnaty, are subject to seasonality of demand, with a greater portion of revenues and related cost of sales anticipated in the fall and winter seasons. See also Overview of Our Performance, Operating Environment, Strategy and Outlook—The Global Economic Environment––COVID-19 section for information about our COVID-19 products.
Selling, Informational and Administrative Expenses
Selling, informational and administrative expenses were relatively flat in the third quarter of 2024, primarily due to:
•a decrease of $210 million due to lower U.S. healthcare reform fees primarily related to Paxlovid and Comirnaty, largely offset by:
•an increase of $165 million in marketing and promotional expenses for recently launched and acquired products.
Selling, informational and administrative expenses increased $260 million in the first nine months of 2024, primarily due to:
•an increase of $600 million in marketing and promotional expenses for recently launched and acquired products, partially offset by:
•a decrease of $310 million for marketing and promotional expenses for Paxlovid.

Research and Development Expenses
Research and development expenses decreased $113 million in the third quarter and $77 million in the first nine months of 2024, primarily due to:
•lower spending of $430 million in the third quarter and $930 million in the first nine months related to certain ongoing vaccine programs and as a result of our cost realignment program, partially offset by:
•a net increase in spending of $310 million in the third quarter and $850 million in the first nine months mainly to develop certain product candidates acquired from Seagen.
Amortization of Intangible Assets
Amortization of intangible assets increased $133 million in the third quarter of 2024 and $461 million in the first nine months of 2024, primarily driven by:
•increases of $140 million in the third quarter and $400 million in the first nine months from our December 2023 acquisition of Seagen; and
•increases of $120 million in the third quarter and $360 million in the first nine months related to assets reclassified in 2023 from IPR&D to developed technology rights, partially offset by:
•decreases of $130 million in the third quarter and $350 million in the first nine months related to changes in asset lives and fully amortized assets.
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
Other (Income)/Deductions—Net
The unfavorable period-over-period changes of $62 million in the third quarter of 2024 and $1.6 billion for the first nine months of 2024 were primarily driven by higher net interest expense and a charge in the third quarter of 2024 related to the expected sale of one of our facilities resulting from the discontinuation of our DMD program, partially offset by net gains on equity securities in 2024 versus net losses on equity securities in 2023. See Note 4.
Provision/(Benefit) for Taxes on Income/(Loss)

	Three Months Ended			Nine Months Ended
(MILLIONS)	September 29, 2024	October 1, 2023	% Change	September 29, 2024	October 1, 2023	% Change
Provision/(benefit) for taxes on income/(loss)	$234	$(964)	*	$393	$(320)	*
Effective tax rate on continuing operations	5.0%	28.8%		4.9%	(6.2)%
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
PRODUCT DEVELOPMENTS
A comprehensive update of Pfizer’s development pipeline was published as of October 29, 2024 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
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

Products

PRODUCT	INDICATION OR PROPOSED INDICATION	APPROVED/FILED^
		U.S.	EU	JAPAN
Prevnar 20/Prevenar 20 (Vaccine)	Active immunization to prevent invasive disease and pneumonia caused by the 20 Streptococcus pneumoniae (pneumococcus) serotypes in the vaccine in adults ages 18 years and older.	Approved June 2021	Approved February 2022	Approved August 2024
Active immunization to prevent invasive pneumococcal disease caused by the 20 Streptococcus pneumoniae (pneumococcal) serotypes contained in the vaccine in infants and children six weeks through 17 years of age, and for the prevention of otitis media in infants six weeks through five years of age caused by the original seven serotypes contained in Prevnar(a).
		Approved April 2023	Approved March 2024	Approved March 2024
TicoVac (Vaccine)	Active immunization to prevent tick-borne encephalitis in individuals 1 year of age and older	Approved August 2021		Approved March 2024
Nurtec ODT/Vydura (rimegepant)	Acute treatment of migraine with or without aura in adults	Approved February 2020	Approved April 2022
	Prevention of episodic migraine in adults	Approved May 2021	Approved April 2022
Penbraya (Vaccine)	Active immunization to prevent serogroups ABCWY meningococcal infections in adolescents and young adults 10 through 25 years of age	Approved October 2023	Filed June 2023
Abrysvo (Vaccine)	Active immunization of pregnant individuals for the prevention of lower respiratory tract disease caused by RSV in infants from birth through 6 months of age	Approved August 2023	Approved August 2023	Approved January 2024
	Active immunization for the prevention of lower respiratory tract disease caused by RSV in individuals 60 years and older	Approved May 2023	Approved August 2023	Approved March 2024
	Active immunization for the prevention of lower respiratory tract disease caused by RSV in individuals 18-59 years of age	Approved October 2024	Filed June 2024
Velsipity (etrasimod)	Moderately to severely active ulcerative colitis in adults	Approved October 2023	Approved February 2024	Filed June 2024
Braftovi (encorafenib) and Mektovi (binimetinib)(b)	BRAFV600E-mutant metastatic non-small cell lung cancer in adult patients	Approved October 2023	Approved August 2024
Elrexfio (elranatamab)	Triple-class relapsed/refractory multiple myeloma in adult patients	Approved August 2023	Approved December 2023	Approved March 2024
Talzenna (talazoparib)	Combination with Xtandi (enzalutamide) for adult patients with HRR gene-mutated mCRPC(c)	Approved June 2023	Approved January 2024	Approved January 2024
Treatment of adult patients with germline breast cancer susceptibility gene (gBRCA)1/2-mutations, who have human epidermal growth factor receptor 2-negative (HER2-) locally advanced (LA) or metastatic breast cancer (MBC)
		Approved October 2018	Approved June 2019	Approved January 2024
Beqvez (fidanacogene elaparvovec)(d)	Moderate to severe hemophilia B in adults	Approved April 2024	Approved July 2024	Filed June 2024
Xtandi (enzalutamide)(e)	nmCSPC with biochemical recurrence at high risk for metastasis (high-risk BCR)	Approved November 2023	Approved April 2024
Hympavzi (marstacimab-hncq)	Hemophilia A and B	Approved October 2024	Filed October 2023	Filed February 2024
Emblaveo (aztreonam-avibactam)(f)	Treatment of infections in adult patients caused by Gram-negative bacteria with limited or no treatment options		Approved April 2024
Padcev (enfortumab vedotin-ejfv)(g)	In combination with Keytruda®(h) (pembrolizumab) for locally advanced or metastatic urothelial cancer in adults	Approved December 2023	Approved August 2024	Approved September 2024
Tivdak (tisotumab vedotin-tftv)(i)	Recurrent or metastatic cervical cancer with disease progression on or after first-line therapy	Approved April 2024	Filed February 2024	Filed April 2024
Comirnaty (COVID-19 Vaccine, mRNA) 2024-2025 Formula, Omicron KP.2-adapted(j)	Active immunization to prevent COVID-19 caused by SARS-CoV-2 for individuals 12 years of age and older	Approved August 2024	Approved September 2024
Comirnaty (COVID-19 Vaccine, mRNA) 2024-2025 Formula, Omicron JN.1-adapted	Active immunization to prevent COVID-19 caused by SARS-CoV-2 for individuals 6 months of age and older		Approved July 2024	Approved August 2024
Ngenla (somatrogon)(k)	Adult growth hormone deficiency		Filed June 2024
Adcetris (brentuximab vedotin)(l)	Relapsed/refractory diffuse large B-cell lymphoma	Filed July 2024

^     For the U.S., the filing date is the date on which the FDA accepted our submission. For the EU, the filing date is the date on which the EMA validated our submission.
(a)Listed indication applies to U.S. only. For the EU, approved indications are pneumococcal invasive disease pneumonia and otitis media. For Japan, approved indication is invasive pneumococcal disease.
(b)Pierre Fabre is the Marketing Authorization Holder for Braftovi (encorafenib) and Mektovi (binimetinib) in the EU. We have exclusive rights to Braftovi and Mektovi in the U.S., Canada and certain emerging markets, and Ono Pharmaceutical Co., Ltd., Medison Pharma and Pierre Fabre Laboratories have exclusive rights in all other markets.
(c)Listed indication applies to U.S. only. EU indication (all comers): mCRPC in whom chemotherapy is not clinically indicated; Japan indication: BRCA gene-mutated mCRPC.
(d)Being developed in collaboration with Spark Therapeutics, Inc. In July 2024, Beqvez (previously Durveqtix) received Conditional Marketing Authorization in the EU.
(e)Being jointly developed and commercialized with Astellas Pharma Inc.
(f)Being developed in collaboration with AbbVie. AbbVie has the exclusive commercialization rights to this investigative therapy in the U.S. and Canada; Pfizer leads the joint development program and has commercialization rights in all other countries.
(g)Being jointly developed and commercialized with Astellas Pharma Inc.
(h)Keytruda® is a registered trademark of Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc.
(i)Being developed in collaboration with Genmab A/S. The April 2024 approval date in the U.S. refers to the conversion of a prior accelerated approval to full approval.
(j)In September 2024, the European Commission (EC) approved the Pfizer/BioNTech Omicron KP.2-adapted monovalent COVID-19 vaccine for active immunization to prevent COVID-19 caused by SARS-CoV-2 in individuals 6 months of age and older. U.S. approval (August 2024) is for individuals 12 years of age and older, with EUA granted for individuals 6 months through 11 years of age.
(k)Being developed in collaboration with OPKO Health, Inc.
(l)Being developed in collaboration with Takeda. Takeda has ex-U.S./Canada rights.
The following provides information about additional indications and new drug candidates in late-stage development:

	PRODUCT/CANDIDATE	PROPOSED DISEASE AREA
LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS	Ibrance (palbociclib)(a)	ER+/HER2+ metastatic breast cancer
	Talzenna (talazoparib)	Combination with Xtandi (enzalutamide) for DNA Damage Repair-deficient mCSPC
	Braftovi (encorafenib) and Erbitux® (cetuximab)(b)	First-line BRAFV600E-mutant mCRC
	Paxlovid (nirmatrelvir; ritonavir)	COVID-19 in high-risk children (6-11 years of age; >88lbs)
	Litfulo (ritlecitinib)	Vitiligo
	Elrexfio (elranatamab)	Multiple myeloma double-class exposed
Newly diagnosed multiple myeloma post-transplant maintenance
Newly diagnosed multiple myeloma transplant-ineligible
2nd line + relapsed refractory multiple myeloma
	Eliquis (apixaban)(c)	Venous thromboembolism (pediatric)
	Padcev (enfortumab vedotin)(d)	Cisplatin-ineligible/decline muscle-invasive bladder cancer
Cisplatin-eligible muscle-invasive bladder cancer
	Tukysa (tucatinib)	HER2+ adjuvant breast cancer
2nd line/3rd line HER2+ metastatic breast cancer
1st line HER2+ maintenance metastatic breast cancer
1st line HER2+ metastatic colorectal cancer
NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT	giroctocogene fitelparvovec (PF-07055480)(e)	Hemophilia A
	PF-06425090 (vaccine)	Immunization to prevent primary clostridioides difficile infection
	sasanlimab (PF-06801591)	Combination with Bacillus Calmette-Guerin for non-muscle-invasive bladder cancer
	VLA15 (PF-07307405) vaccine(f)	Immunization to prevent Lyme disease
	vepdegestrant (PF-07850327)(g)	Breast cancer metastatic - 2nd line ER+/HER2-
	inclacumab (PF-07940370)	Sickle cell disease
	Ibrance + vepdegestrant(g)	ER+/HER2- metastatic breast cancer
	dazukibart (PF-06823859)	Dermatomyositis, polymyositis
	disitamab vedotin(h)	1st line HER2 (≥IHC1+) metastatic urothelial cancer
	sisunatovir (PF-07923568)	Respiratory syncytial virus infection (adults)
	PF-07926307 (COVID-19/flu combo vaccine)(i)	Immunization to prevent COVID-19 infection and influenza
	sigvotatug vedotin (PF-08046047)	2nd line non-small cell lung cancer
	osivelotor (PF-07940367)	Sickle cell disease
	atirmociclib (PF-07220060)	2nd line metastatic breast cancer
(a)Being developed in collaboration with The Alliance Foundation Trials, LLC.
(b)Erbitux is a registered trademark of ImClone LLC. In the EU, we are developing in collaboration with the Pierre Fabre Group. In Japan, we are developing in collaboration with Ono Pharmaceutical Co., Ltd. We have exclusive rights to Braftovi and Mektovi in the U.S., Canada and certain emerging markets, and Ono Pharmaceutical Co., Ltd., Medison Pharma and Pierre Fabre Laboratories have exclusive rights in all other markets.
(c)Being developed in collaboration with BMS.
(d)Being jointly developed and commercialized with Astellas Pharma Inc.

(e)Being developed in collaboration with Sangamo Therapeutics, Inc.
(f)Being developed in collaboration with Valneva SE.
(g)Vepdegestrant is being developed in collaboration with Arvinas, Inc.
(h)Being developed in collaboration with RemeGen Co., Ltd.
(i)Being developed in collaboration with BioNTech.
The late stage development flu program has been removed from the table above as it represented the first-generation quadrivalent candidate. Pfizer is developing second-generation candidates with the goal of improving immunogenicity and potentially breadth of protection, including new trivalent formulations that match updated recommendations by the World Health Organization and the FDA’s Vaccines and Related Biological Products Advisory Committee. These candidates are currently in Phase 2. Pfizer will continue to evaluate its influenza vaccine program and discuss next steps with health authorities.
In August 2024, Pfizer announced Phase 3 top-line results for Pfizer and BioNTech’s combination mRNA vaccine candidate against influenza and COVID-19 in healthy individuals 18-64 years of age. The trial did not meet one of its primary immunogenicity objectives of non-inferiority against the influenza B strain despite obtaining higher influenza A responses and comparable COVID-19 responses versus the comparator vaccines. The companies are evaluating adjustments to the candidate and are discussing next steps with health authorities.
In September 2024, Pfizer announced that it is voluntarily withdrawing all lots of Oxbryta (voxelotor) for the treatment of sickle cell disease in all markets where it is approved. Pfizer is also discontinuing all active voxelotor clinical trials and expanded access programs worldwide. Pfizer’s decision is based on the totality of clinical data that now indicates the overall benefit of Oxbryta no longer outweighs the risk in the approved sickle cell patient population. The data suggest an imbalance in vaso-occlusive crises and fatal events, which requires further assessment. Pfizer has notified regulatory authorities about these findings and its decision to voluntarily withdraw Oxbryta from the market and discontinue distribution and clinical studies while further reviewing the available data and investigating the findings.
In July 2024, the EMA initiated a referral procedure under Article 20 of Regulation (EC) No 726/2004 for Oxbryta (voxelotor) to review the product’s benefits and risks. In October, the EC suspended the Oxbryta marketing authorization while the EMA’s review of data is ongoing. In addition, the FDA has initiated an evaluation of newly identified safety signals. The FDA also has placed the Oxbryta (voxelotor) investigational new drug application on clinical hold following Pfizer’s market withdrawal. Pfizer is working with the EMA, FDA, and other regulators globally in relation to this matter.
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

(b)The short-term incentive plans for substantially all non-sales-force employees worldwide are funded from a pool based on our performance, measured in significant part versus three budgeted metrics, one of which is Adjusted diluted EPS (as defined for annual incentive compensation purposes), which is derived from Adjusted income/(loss) and accounts for 40% of the bonus pool funding tied to financial performance. Additionally, the payout for performance share awards is determined in part by Adjusted net income/(loss), which is derived from Adjusted income/(loss). Since 2022, we no longer exclude any expenses for acquired IPR&D from our non-GAAP Adjusted results but we continue to exclude certain of these expenses for our financial results for annual incentive compensation purposes. The bonus pool funding, which is largely based on financial performance, is adjusted by our R&D pipeline performance, as measured by three metrics, and performance against certain of our ESG metrics, and may be further modified by our Compensation Committee’s assessment of other factors.
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

Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended September 29, 2024
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income/(loss) attributable to Pfizer Inc. common shareholders(a), (b)	Earnings/(loss) per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$5,263	$3,244	$243	$4,465	$0.78
Amortization of intangible assets	—	—	—	1,312
Acquisition-related items	(355)	(9)	(11)	465
Discontinued operations	—	—	—	6
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(c)	(36)	(13)	—	304
(Gains)/losses on equity securities	—	—	446	(446)
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	(4)	4
Other(d)	1	(4)	(430)	437
Income tax provision—non-GAAP items				(498)
Non-GAAP Adjusted	$4,874	$3,219	$243	$6,050	$1.06

	Nine Months Ended September 29, 2024
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income/(loss) attributable to Pfizer Inc. common shareholders(a), (b)	Earnings/(loss) per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$11,942	$10,456	$2,030	$7,621	$1.34
Amortization of intangible assets	—	—	—	3,927
Acquisition-related items	(1,117)	(25)	(32)	1,590
Discontinued operations	—	—	—	(14)
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(c)	(106)	(77)	—	1,502
Certain asset impairments(e)	—	—	(349)	349
(Gains)/losses on equity securities	—	—	129	(129)
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	(9)	9
Other(d)	(41)	(11)	(971)	1,036
Income tax provision—non-GAAP items				(1,769)
Non-GAAP Adjusted	$10,678	$10,342	$797	$14,124	$2.48

	Three Months Ended October 1, 2023
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income/(loss) attributable to Pfizer Inc. common shareholders(a), (b)	Earnings/(loss) per common share attributable to Pfizer Inc. common shareholders––diluted(f)
GAAP Reported	$9,269	$3,281	$181	$(2,382)	$(0.42)
Amortization of intangible assets	—	—	—	1,179
Acquisition-related items	(127)	(2)	(8)	227
Discontinued operations	—	—	—	(13)
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(c)	(20)	(71)	—	185
(Gains)/losses on equity securities	—	—	(393)	393
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	6	(6)
Other(d)	(216)	(4)	85	137
Income tax provision—non-GAAP items				(687)
Non-GAAP Adjusted	$8,906	$3,205	$(128)	$(968)	$(0.17)

	Nine Months Ended October 1, 2023
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income/(loss) attributable to Pfizer Inc. common shareholders(a), (b)	Earnings/(loss) per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$17,391	$10,196	$381	$5,488	$0.96
Amortization of intangible assets	—	—	—	3,466
Acquisition-related items	(360)	(7)	(158)	778
Discontinued operations	—	—	—	(11)
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(c)	(70)	(196)	—	450
Certain asset impairments(e)	—	—	(264)	264
(Gains)/losses on equity securities	—	—	(711)	711
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	—	—
Other(d)	(238)	(18)	21	242
Income tax provision—non-GAAP items				(1,478)
Non-GAAP Adjusted	$16,723	$9,974	$(730)	$9,908	$1.73
(a)Items that reconcile GAAP Reported to non-GAAP Adjusted balances are shown pre-tax. Our effective tax rates for GAAP Reported income/(loss) from continuing operations were: 5.0% and 4.9% in the three and nine months ended September 29, 2024, respectively, and 28.8% and (6.2)% in the three and nine months ended October 1, 2023, respectively. See Note 5. Our effective tax rates for non-GAAP Adjusted income/(loss) were 10.8% and 13.3% in the three and nine months ended September 29, 2024, respectively, and 22.3% and 10.4% in the three and nine months ended October 1, 2023, respectively.
(b)The amounts for the three and nine months ended September 29, 2024 and October 1, 2023 include reconciling amounts for Research and development expenses that are not material to our non-GAAP consolidated results of operations.
(c)Includes employee termination costs, asset impairments and other exit costs related to our cost-reduction and productivity initiatives not associated with acquisitions. See Note 3.
(d)For the third quarter and first nine months of 2024, the total Other (income)/deductions––net adjustments of $430 million and $971 million, respectively, include charges of (i) $420 million related to the expected sale of one of our facilities resulting from the discontinuation of our DMD program and (ii) $45 million for the third quarter and $422 million for the first nine months for certain legal matters, primarily representing certain product liability expenses related to products discontinued and/or divested by Pfizer. For the first nine months of 2024, the total Other (income)/deductions––net adjustment of $971 million also includes charges of $312 million mostly related to (a) our equity-method accounting pro-rata share of intangible asset amortization, impairments and restructuring costs recorded by Haleon, as well as (b) adjustments to our equity-method basis differences and (c) Pfizer's share of investee capital transactions recognized by Haleon (see Note 2B), partially offset by a $150 million gain on the partial sale of our investment in Haleon. For the third quarter and first nine months of 2023, the total Cost of sales adjustments of $216 million and $238 million, respectively, primarily included $209 million in inventory losses, overhead costs related to the period in which the facility could not operate, and incremental costs resulting from tornado damage to our manufacturing facility in Rocky Mount, NC. For the third quarter of 2023, the total Other (income)/deductions––net adjustment of $85 million primarily included a $222 million gain on the divestiture of our early-stage rare disease gene therapy portfolio to Alexion, partially offset by charges of $71 million for certain legal matters, representing legal obligations related to pre-acquisition matters and certain product liability expenses related to products discontinued and/or divested by Pfizer. For the first nine months of 2023, the total Other (income)/deductions––net adjustment of $21 million primarily included (i) the $222 million gain on the divestiture of our early-stage rare disease gene therapy portfolio to Alexion, and (ii) dividend income of $211 million related to our investment in Nimbus resulting from Takeda’s acquisition of Nimbus’s oral, selective allosteric tyrosine kinase 2 (TYK2) inhibitor program subsidiary, partially offset by charges of (i) $246 million for certain legal matters, primarily representing certain product liability and other legal expenses related to products discontinued and/or divested by Pfizer and legal obligations related to pre-acquisition matters, and (ii) $92 million mostly related to our equity-method accounting pro-rata share of intangible asset amortization and impairments, costs of separating from GSK and restructuring costs recorded by Haleon.
(e)See Note 4.
(f)For the third quarter of 2023, basic weighted-average shares outstanding of 5,646 million (excluding common share equivalents) were used to calculate GAAP Reported and non-GAAP Adjusted Loss per common share attributable to Pfizer Inc. common shareholders––diluted.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(MILLIONS)	September 29, 2024	October 1, 2023	Drivers of change
Cash provided by/(used in):
Operating activities	$6,023	$3,460
The change was primarily driven by the timing of receipts and payments in the ordinary course of business (which includes a decrease in deferred revenue driven by utilization of the U.S. government volume-based credit for Paxlovid), partially offset by a decrease from net income adjusted for non-cash items.

Investing activities	$4,275	$(21,282)
The change was driven mainly by $19.5 billion greater net redemptions of short-term investments in 2024, $3.5 billion of proceeds from the partial sale of the Haleon investment in 2024, as well as $1.4 billion greater proceeds from the sale of long-term investments including $1.2 billion in proceeds from our investment in Cerevel.

Financing activities	$(12,026)	$20,624	The change was driven mainly by $30.8 billion of proceeds from the issuance of long-term debt in 2023 as well as $2.1 billion greater repayments of commercial paper in 2024.
ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK
Our historically robust operating cash flows, which we expect to continue over time, is a key strength of our liquidity and capital resources and our primary funding source. We expect operating cash flows to be below typical levels this year largely due to the timing of certain payments and one-time expenses. Additionally, with an anticipated heavy weighting of revenue to the fourth quarter of 2024 due to the expected seasonality of certain products in our portfolio, a potentially higher level of cash collections may carry over into the first quarter of 2025. We continue to believe that with our ongoing operating cash flows, together with our financial assets, access to capital markets, revolving credit agreements, and available lines of credit, we have and will maintain the ability to meet our liquidity needs to support ongoing operations, our capital allocation objectives, and our contractual and other obligations for the foreseeable future. For information about the sources and uses of our funds and capital resources, as well as our operating cash flows, see our Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Equity, and the Analysis of the Condensed Consolidated Statements of Cash Flows section within MD&A. For information on our money market funds, available-for sale-debt securities and long-term debt, see Note 7.
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
Debt Capacity––Lines of Credit––As of the date of the filing of this Form 10-Q, we had access to a total of $15 billion in committed U.S. revolving credit facilities, consisting of an $8.0 billion facility maturing in October 2025 and a $7.0 billion facility maturing in October 2029, which may be used for general corporate purposes including to support our global commercial paper borrowings. In addition to the U.S. revolving credit facilities, our lenders have provided us an additional

$281 million in lines of credit, of which $246 million expire within one year. Essentially all lines of credit were unused as of the date of the filing of this Form 10-Q.
Capital Allocation Framework––Our capital allocation framework is primarily devised to enhance shareholder value and is based on three core pillars: maintaining and growing our dividend over time, reinvesting in the business and making share repurchases after de-levering our balance sheet. In October 2024, our BOD declared a dividend of $0.42 per share, payable on December 2, 2024, to shareholders of record at the close of business on November 8, 2024. As of September 29, 2024, our remaining share-purchase authorization was $3.3 billion, with no repurchases in the first nine months of 2024. See Note 12 in our 2023 Form 10-K for more information on our publicly announced share-purchase plans.
In March 2024, we sold a portion of our investment in Haleon for $3.5 billion reducing our ownership interest from 32% to approximately 23% (see Note 2B). In the fourth quarter of 2024, we sold an additional portion of our investment in Haleon for $3.5 billion further reducing our ownership interest to approximately 15%. Pfizer intends to use the proceeds to support its capital allocation priorities. With the reduction of our Haleon ownership percentage, we will no longer apply the equity method to our investment in Haleon. We expect to begin accounting for our remaining investment in Haleon as an equity security with a readily determinable fair value, which is carried at fair value, with changes in fair value reported in Other (income)/deductions––net. We intend to continue to monetize our remaining 15% stake in Haleon in a disciplined fashion, with an objective of maximizing value for Pfizer shareholders.
NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standard
See Note 1B.

Recently Issued Accounting Standards, Not Adopted as of September 29, 2024
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
In particular, forward-looking information in this Form 10-Q includes statements relating to specific future actions, performance and effects, including, among others, the expected benefits of the organizational changes to our operations; our anticipated operating and financial performance; our ongoing efforts to respond to COVID-19, including our plans and expectations regarding Comirnaty and Paxlovid, and any potential future vaccines or treatments, including anticipated revenue and expectations for the commercial market for Comirnaty and Paxlovid; our expectations regarding the impact of COVID-19 on our business; the expected seasonality of demand for certain of our vaccines, including Comirnaty and the anticipated percentage of Comirnaty revenue to be recorded in the fourth quarter of 2024; expected patent terms; the expected impact of patent expiries and generic and biosimilar competition; the expected pricing pressures on our products and the anticipated impact to our business; the benefits expected from our business development transactions, including our December 2023 acquisition of Seagen; our anticipated cash flows and liquidity position; the anticipated costs, savings and potential benefits from certain of our initiatives, including our enterprise-wide Realigning our Cost Base Program, which we launched in October 2023 and our Manufacturing Optimization Program to reduce our cost of goods sold, which we announced in May 2024; our expectations regarding the impact from the 2023 tornado on our manufacturing facility in Rocky Mount, NC; our planned capital spending; and our capital allocation framework.
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
•claims and concerns that may arise regarding the safety or efficacy of in-line products and product candidates, including claims and concerns that may arise from the conduct or outcome of post-approval clinical trials, pharmacovigilance or Risk Evaluation and Mitigation Strategies, which could impact marketing approval, product labeling, and/or availability or commercial potential;

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

•the impact of product recalls, withdrawals and other unusual items, including uncertainties related to regulator-directed risk evaluations and assessments, such as our ongoing evaluation of our product portfolio for the potential presence or formation of nitrosamines, and our voluntary withdrawal of all lots of Oxbryta in all markets where it is approved and any potential regulatory or other impact on other sickle cell disease assets;
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
•governmental laws and regulations affecting our operations, including, without limitation, the IRA, changes in laws and regulations or their interpretation, including, among others, changes in tax laws and regulations internationally and in the U.S., the adoption of global minimum taxation requirements outside the U.S. generally effective in most jurisdictions since January 1, 2024 and potential changes to existing tax laws following the November 2024 U.S. elections;
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following summarizes purchases of our common stock during the third quarter of 2024:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Value of Shares That May Yet Be Purchased Under the Plan(b)
July 1 through July 28, 2024	14,581	$27.73	—	$3,292,882,444
July 29 through August 25, 2024	22,257	$30.44	—	$3,292,882,444
August 26 through September 29, 2024	57,730	$29.02	—	$3,292,882,444
Total	94,568	$29.16	—
(a)Represents (i) 91,700 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive programs and (ii) the open market purchase by the trustee of 2,868 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who deferred receipt of performance share awards.
(b)See the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk—Capital Allocation Framework section within MD&A of this Form 10-Q and Note 12 in our 2023 Form 10-K.
ITEM 5. OTHER INFORMATION
During the three months ended September 29, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Pfizer Inc.
(Registrant)

Dated:	November 4, 2024	/s/ Jennifer B. Damico
Jennifer B. Damico Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)