Form 10-K
period 2024-12-31
PFIZER INC
filed 2025-02-27
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
Large Accelerated filer ☒              Accelerated filer ☐                 Non-accelerated filer  ☐         Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $158 billion. This excludes shares of common stock held by directors and executive officers. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The registrant has no non-voting common stock.
The number of shares outstanding of the registrant’s common stock as of February 20, 2025 was 5,667,340,414 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2025 Annual Meeting of Shareholders	Part III

DEFINED TERMS
Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Form 10-K (defined below) refer to Pfizer Inc. and its subsidiaries. For each year presented, Pfizer’s fiscal year-end for subsidiaries operating outside the U.S. is as of and for the year ended November 30 and for U.S. subsidiaries is as of and for the year ended December 31. References to “Notes” in this Form 10-K are to the Notes to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data in this Form 10-K. We also have used several other terms in this Form 10-K, most of which are explained or defined below:

*	Indicates calculation not meaningful or results are greater than 100%
Form 10-K	This Annual Report on Form 10-K for the fiscal year ended December 31, 2024
2023 Form 10-K	Our Annual Report on Form 10-K for the fiscal year ended December 31, 2023
340B Program	340B Drug Pricing Program
Proxy Statement	Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2024
ABO	Accumulated benefit obligation; represents the present value of the benefit obligation earned through the end of the year but does not factor in future compensation increases
ACIP	Advisory Committee on Immunization Practices
ADC	Antibody-Drug Conjugate
Alexion	Alexion Pharma International Operations Limited, a subsidiary of AstraZeneca PLC
ALK	anaplastic lymphoma kinase
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Arena	Arena Pharmaceuticals, Inc.
AI	artificial intelligence
Arvinas	Arvinas, Inc.
Astellas	Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.
ATTR-CM	transthyretin amyloid cardiomyopathy
Biohaven	Biohaven Pharmaceutical Holding Company Limited
BioNTech	BioNTech SE
Biopharma	Global Biopharmaceuticals Business
Blackstone	Blackstone Life Sciences
BLA	Biologics License Application
BMS	Bristol-Myers Squibb Company
BOD	Board of Directors
CDC	U.S. Centers for Disease Control and Prevention
cGMP	current Good Manufacturing Practices
CGRP	calcitonin gene-related peptide
CMS	Centers for Medicare & Medicaid Services
CODM	Chief Operating Decision Maker
Comirnaty(a)
Unless otherwise noted, refers to, as applicable, and as authorized or approved, the Pfizer-BioNTech COVID-19 Vaccine; Comirnaty (COVID-19 Vaccine, mRNA) original monovalent formula; the Pfizer-BioNTech COVID-19 Vaccine, Bivalent (Original and Omicron BA.4/BA.5); the Pfizer-BioNTech COVID-19 Vaccine (2023-2024 Formula); Comirnaty (COVID-19 Vaccine, mRNA) 2023-2024 Formula; Pfizer-BioNTech COVID-19 Vaccine (2024-2025 Formula); Comirnaty (COVID-19 Vaccine, mRNA) 2024-2025 Formula; Comirnaty Original/Omicron BA.1; Comirnaty Original/Omicron BA.4/BA.5; Comirnaty Omicron XBB.1.5; Comirnaty JN.1 and Comirnaty KP.2.

Consumer Healthcare JV	GSK Consumer Healthcare JV
COVID-19	novel coronavirus disease of 2019
DEA	U.S. Drug Enforcement Agency
Developed Markets	Includes, but is not limited to, the following markets: Western Europe, Japan, Canada, Central Europe, Australia, Scandinavian countries, South Korea, the Balkans, New Zealand and Finland
DMD	Duchenne muscular dystrophy
EC	European Commission
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Africa, the Middle East, Eastern Europe (excluding the Balkans) and Turkey
EPS	earnings per share
ESOP	employee stock ownership plan
EU	European Union
EUA	emergency use authorization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration

Pfizer Inc.	2024 Form 10-K	i

FFDCA	U.S. Federal Food, Drug and Cosmetic Act
GAAP	U.S. Generally Accepted Accounting Principles
GBT	Global Blood Therapeutics, Inc.
GDFV	grant-date fair value
Genmab	Genmab A/S
GSK	GSK plc
Haleon	Haleon plc
HHS	U.S. Department of Health and Human Services
HIPAA	Health Insurance Portability and Accountability Act of 1996
Hospira	Hospira, Inc.
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
IRC	Internal Revenue Code
IRS	U.S. Internal Revenue Service
IT	information technology
JV	joint venture
King	King Pharmaceuticals LLC (formerly King Pharmaceuticals, Inc.)
mCC	metastatic cervical cancer
MCO	managed care organization
mCRC	metastatic colorectal cancer
mCRPC	metastatic castration-resistant prostate cancer
mCSPC	metastatic castration-sensitive prostate cancer
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MDL	Multi-District Litigation
MDPNP	Medicare Drug Price Negotiation Program
MDRP	Medicaid Drug Rebate Program
Medicare Part B	a medical insurance plan that helps cover medically necessary services, outpatient care, and preventative services for people with Medicare
Medicare Part D	a prescription drug coverage program for people with Medicare
Meridian	Meridian Medical Technologies, Inc.
Moody’s	Moody’s Ratings (formerly Moody’s Investors Service)
mRNA	messenger ribonucleic acid
MSA	Manufacturing Supply Agreement
Mylan	Mylan N.V.
NAV	net asset value
NDA	New Drug Application
Nimbus	Nimbus Therapeutics, LLC
nmCRPC	non-metastatic castration-resistant prostate cancer
nmCSPC	non-metastatic castration-sensitive prostate cancer
NSCLC	non-small cell lung cancer
NYSE	New York Stock Exchange
ODT	oral disintegrating tablet
Ono	Ono Pharmaceutical Co., Ltd.
ORD	Oncology Research and Development
OTC	over-the-counter
Paxlovid(a)	an oral COVID-19 treatment (nirmatrelvir tablets and ritonavir tablets)
PBM	pharmacy benefit manager
PBO	Projected benefit obligation; represents the present value of the benefit obligation earned through the end of the year and factors in future compensation increases
PC1	Pfizer CentreOne
PGS	Pfizer Global Supply
Pharmacia	Pharmacia LLC (formerly Pharmacia Corporation)
PIE	Pfizer Investment Enterprises Pte. Ltd. (a wholly-owned finance subsidiary of Pfizer)
PP&E	Property, plant and equipment
Pierre Fabre	Pierre Fabre Medicament SAS
PRAC	Pharmacovigilance Risk Assessment Committee
PRD	Pfizer Research and Development
Prevnar family	Includes Prevnar 20/Apexxnar (pediatric and adult) and Prevnar 13/Prevenar 13 (pediatric and adult)
PsA	psoriatic arthritis

Pfizer Inc.	2024 Form 10-K	ii

QCE	quality consistency evaluation
RA	rheumatoid arthritis
RCC	renal cell carcinoma
R&D	research and development
ReViral	ReViral Ltd.
ROU	right of use
RSV	respiratory syncytial virus
S&P	S&P Global (formerly Standard & Poor’s)
Seagen	Seagen Inc. and its subsidiaries
SEC	U.S. Securities and Exchange Commission
SNS	Strategic National Stockpile
SMPS	Sumitomo Pharma Switzerland GMBH
Takeda	Takeda Pharmaceutical Company Limited
Tax Cuts and Jobs Act or TCJA	Legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017
TSAs	transition service arrangements
UC	ulcerative colitis
U.K.	United Kingdom
Upjohn Business	Pfizer’s former global, primarily off-patent branded and generics business, which included a portfolio of 20 globally recognized solid oral dose brands, including Lipitor, Lyrica, Norvasc, Celebrex and Viagra, as well as a U.S.-based generics platform, Greenstone, that was spun-off on November 16, 2020 and combined with Mylan to create Viatris
U.S.	United States
VBP	volume-based procurement
Viatris	Viatris Inc.
ViiV	ViiV Healthcare Limited
Vyndaqel family	Includes Vyndaqel, Vyndamax and Vynmac
WHO	World Health Organization
WTO	World Trade Organization
Wyeth	Wyeth LLC (formerly Wyeth)
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
Throughout this Form 10-K, we “incorporate by reference” certain information from other documents filed or to be filed with the SEC, including our Proxy Statement. Please refer to this information. This Form 10-K will be available on our website on or about February 27, 2025. Our Proxy Statement will be available on our website on or about March 13, 2025.
Our annual Impact Report, which provides disclosures regarding our responsible business practices, is made available on our website. We also have a Pfizer Investor Insights website, which includes articles on the company, its products and its pipeline, located at insights.pfizer.com. Information in our Impact Report and on the Pfizer Investor Insights website are not incorporated by reference into this Form 10-K.
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

Pfizer Inc.	2024 Form 10-K	iii

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

Pfizer Inc.	2024 Form 10-K	iv

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This Form 10-K contains forward-looking statements. We also provide forward-looking statements in other materials we release to the public, as well as public oral statements. Given their forward-looking nature, these statements involve substantial risks, uncertainties and potentially inaccurate assumptions.
These statements may be identified by using words such as “will,” “may,” “could,” “likely,” “ongoing,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “assume,” “target,” “forecast,” “guidance,” “goal,” “objective,” “aim,” “seek,” “potential,” “hope” and other words and terms of similar meaning or by using future dates.
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
In particular, forward-looking information in this Form 10-K includes statements relating to specific future actions, performance and effects, including, among others, the expected benefits of the organizational changes to our operations; our anticipated operating and financial performance; our ongoing efforts to respond to COVID-19; our expectations regarding the impact of COVID-19 on our business; the expected revenue, seasonality of demand and phasing for certain of our products; expected patent terms; the expected impact of patent expiries and generic and biosimilar competition; the expected pricing pressures on our products and the anticipated impact to our business; the benefits expected from our business development transactions, including our December 2023 acquisition of Seagen; the availability of raw materials; our efforts to develop plans to help mitigate the potential impact of tariffs on our business and operations; our anticipated cash flows and liquidity position; the anticipated costs, savings and potential benefits from certain of our initiatives, including our enterprise-wide Realigning our Cost Base Program, which we launched in October 2023, and our Manufacturing Optimization Program to reduce our cost of goods sold, which we announced in May 2024; our greenhouse gas emission reduction goals; our planned capital spending; and our capital allocation framework.
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
•regulatory decisions impacting labeling, approval or authorization, including the scope of indicated patient populations, product dosage, manufacturing processes, safety and/or other matters, including decisions relating to emerging developments regarding potential product impurities; uncertainties regarding the ability to obtain or maintain, and the scope of, recommendations by technical or advisory committees, and the timing of, and ability to obtain, pricing approvals and product launches, all of which could impact the availability or commercial potential of our products and product candidates;
•claims and concerns that may arise regarding the safety or efficacy of in-line products and product candidates, including claims and concerns that may arise from the conduct or outcome of post-approval clinical trials, pharmacovigilance or Risk Evaluation and Mitigation Strategies, which could impact marketing approval, product labeling, and/or availability or commercial potential;

Pfizer Inc.	2024 Form 10-K	1

•the success and impact of external business development activities, including the ability to identify and execute on potential business development opportunities; the ability to satisfy the conditions to closing of announced transactions in the anticipated time frame or at all; the ability to realize the anticipated benefits of any such transactions in the anticipated time frame or at all; the potential need for and impact of additional equity or debt financing to pursue these opportunities, which has in the past and could in the future result in increased leverage and/or a downgrade of our credit ratings and could limit our ability to obtain future financing; challenges integrating the businesses and operations; disruption to business or operations relationships; risks related to growing revenues for certain acquired or partnered products; significant transaction costs; and unknown liabilities;
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
•risks and uncertainties related to Comirnaty and Paxlovid or any potential future COVID-19 vaccines, treatments or combinations, including, among others, the risk that as the market for COVID-19 products remains endemic and seasonal, demand for our COVID-19 products has and may continue to be reduced or not meet expectations, which has in the past and may continue to lead to reduced revenues, excess inventory or other unanticipated charges; risks related to our ability to develop and commercialize variant adapted vaccines, combinations and/or treatments; uncertainties related to recommendations and coverage for, and the public’s adherence to, vaccines, boosters, treatments or combinations; and potential third-party royalties or other claims related to Comirnaty and Paxlovid;
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
•the exposure of our operations globally to possible capital and exchange controls, economic conditions, expropriation, sanctions, tariffs and/or other restrictive government actions, changes in intellectual property legal protections and remedies, unstable governments and legal systems and inter-governmental disputes;
•the impact of disruptions related to climate change and natural disasters;
•any changes in business, political and economic conditions due to actual or threatened terrorist activity, geopolitical instability, political or civil unrest or military action, including the ongoing conflicts between Russia and Ukraine and in the Middle East and the resulting economic or other consequences;
•the impact of product recalls, withdrawals and other unusual items, including uncertainties related to regulator-directed risk evaluations and assessments, such as our ongoing evaluation of our product portfolio for the potential presence or formation of nitrosamines, and our voluntary withdrawal of all lots of Oxbryta in all markets where it is approved and any regulatory or other impact on Oxbryta and other sickle cell disease assets;
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
•the ability to successfully achieve our climate-related goals and progress our environmental sustainability and other priorities;
Risks Related to Government Regulation and Legal Proceedings:
•the impact of any U.S. healthcare reform or legislation or any significant spending reduction or cost control efforts affecting Medicare, Medicaid, the 340B Program or other publicly funded or subsidized health programs, including the IRA, or changes in the tax treatment of employer-sponsored health insurance that may be implemented;
•U.S. federal or state legislation or regulatory action and/or policy efforts affecting, among other things, pharmaceutical product pricing, intellectual property, reimbursement or access to or recommendations for our medicines and vaccines, taxes or other restrictions on U.S. direct-to-consumer advertising; limitations on interactions with healthcare professionals and other industry stakeholders; as well as pricing pressures for our products as a result of highly competitive biopharmaceutical markets;
•legislation or regulatory action in markets outside of the U.S., such as China or Europe, including, without limitation, laws related to pharmaceutical product pricing, intellectual property, medical regulation, environmental protections, reimbursement or access,

Pfizer Inc.	2024 Form 10-K	2

including, in particular, continued government-mandated reductions in prices and access restrictions for certain products to control costs in those markets;
•legal defense costs, insurance expenses, settlement costs and contingencies, including without limitation, those related to legal proceedings and actual or alleged environmental contamination;
•the risk and impact of an adverse decision or settlement and risk related to the adequacy of reserves related to legal proceedings;
•the risk and impact of tax related litigation and investigations;
•governmental laws, regulations and policies affecting our operations, including, without limitation, the IRA, as well as changes in such laws, regulations or policies, or their interpretation, including, among others, changes in tariffs, tax laws and regulations internationally and in the U.S., the adoption of global minimum taxation requirements outside the U.S. generally effective in most jurisdictions since January 1, 2024 and potential changes to existing tax laws, tariffs, or changes to other laws, regulations or policies in the U.S., including by the U.S. Presidential administration and Congress, as well as in other countries;
Risks Related to Intellectual Property, Technology and Cybersecurity:
•the risk that our currently pending or future patent applications may not be granted on a timely basis or at all, or any patent-term extensions that we seek may not be granted on a timely basis, if at all;
•risks to our products, patents and other intellectual property, such as: (i) claims of invalidity that could result in loss of patent coverage; (ii) claims of patent infringement, including asserted and/or unasserted intellectual property claims; (iii) claims we may assert against intellectual property rights held by third parties; (iv) challenges faced by our collaboration or licensing partners to the validity of their patent rights; or (v) any pressure from, or legal or regulatory action by, various stakeholders or governments that could potentially result in us not seeking intellectual property protection or agreeing not to enforce or being restricted from enforcing intellectual property rights related to our products, including Comirnaty and Paxlovid;
•any significant breakdown or interruption of our IT systems and infrastructure (including cloud services);
•any business disruption, theft of confidential or proprietary information, security threats on facilities or infrastructure, extortion or integrity compromise resulting from a cyber-attack, which may include those using adversarial AI techniques, or other malfeasance by, but not limited to, nation states, employees, business partners or others; and
•risks and challenges related to the use of software and services that include AI-based functionality and other emerging technologies.

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
1.Trust is Everything
2.Science Will Win
3.Disruption Calls for Innovation
4.Time is Life
5.Execution Makes the Difference.
Our 2025 key priorities are:
1.Improve R&D productivity with sharpened focus
2.Expand margins and maximize operational efficiency
3.Achieve commercial excellence in our key categories
4.Optimize capital allocation.
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

Pfizer Inc.	2024 Form 10-K	3

capabilities. We assess our business, assets and scientific capabilities/portfolio as part of our regular, ongoing portfolio review process and also continue to consider business development activities that will help advance our business strategy.
For a discussion of our strategy and our business development initiatives, see the Overview of Our Performance, Operating Environment, Strategy and Outlook section within MD&A and Note 2.
COMMERCIAL OPERATIONS
We manage our commercial operations through a global structure consisting of three operating segments, each led by a single manager: Biopharma, PC1 and Pfizer Ignite. Biopharma, our innovative science-based biopharmaceutical business, is engaged in the discovery, development, manufacture, marketing, sale and distribution of biopharmaceutical products worldwide. PC1 is our contract development and manufacturing organization and a leading supplier of specialty active pharmaceutical ingredients. Pfizer Ignite is an offering that provides strategic guidance and end-to-end R&D services to select innovative biotech companies that align with our R&D focus areas. Biopharma is the only reportable segment. Our commercial divisions market, sell and distribute our products, and global operating functions are responsible for the research, development, manufacturing and supply of our products. The commercial structure within our Biopharma reportable segment in 2024 was comprised of the Pfizer Oncology Division, the Pfizer U.S. Commercial Division, and the Pfizer International Commercial Division:
•Pfizer Oncology Division combined the U.S. Oncology commercial organizations, global Oncology marketing organizations and global and U.S. Oncology medical affairs from both Pfizer and Seagen (which we acquired in December 2023).
•Pfizer U.S. Commercial Division included the U.S. Primary Care and U.S. Specialty Care customer groups, the Chief Marketing Office, the Global Chief Medical Affairs Office and Global Access & Value.
•Pfizer International Commercial Division included the ex-U.S. commercial and medical affairs organizations covering Pfizer’s entire product portfolio in all international markets.
As part of our continued focus on commercial execution, at the beginning of 2025, we made changes in our commercial structure, which included the transition of all activities within the Pfizer Oncology Division to other parts of Biopharma, among other changes. Specifically, within our Biopharma reportable segment, the U.S. Oncology commercial organization and the global Oncology marketing organization, which were part of the former Pfizer Oncology Division, are now part of the Pfizer U.S. Commercial Division. In 2025, the commercial structure within our Biopharma reportable segment is as follows:

Division	Description
Pfizer U.S. Commercial Division
Includes the U.S. commercial and medical affairs organizations covering Pfizer’s entire product portfolio (excluding Oncology medical affairs which is part of global R&D), as well as the Global Access & Value and Global Chief Marketing Office organizations.

Primary Care includes:
•Internal medicine product portfolio of brands in cardiovascular metabolic, as well as brands that have experienced patent-based expirations or loss of regulatory exclusivity.
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
•Hospital product portfolio of sterile injectable and immunoglobulin medicines.

Oncology includes:

•Innovative oncology product portfolio of ADCs, small molecules, bispecifics and other immunotherapies that treat a wide range of cancers including certain types of breast cancer, genitourinary cancer and hematologic malignancies, as well as certain types of melanoma, gastrointestinal, gynecological and lung cancer.
•Oncology biosimilars.

Pfizer International Commercial Division	Includes the ex-U.S. commercial and medical affairs organizations covering Pfizer’s entire product portfolio in all international markets.
Select Primary Care, Specialty Care and Oncology products include:
•Primary Care:
◦Internal medicine: Eliquis, as well as other brands that have experienced patent-based expirations or loss of regulatory exclusivity.
◦Migraine: Nurtec ODT/Vydura and Zavzpret
◦Vaccines: the Prevnar family, Comirnaty, Abrysvo, FSME/IMMUN-TicoVac, Nimenrix and Trumenba
◦Treatment for COVID-19: Paxlovid
•Specialty Care:
◦Inflammation & immunology: Xeljanz, Enbrel (outside the U.S. and Canada), Inflectra, Abrilada, Cibinqo, Litfulo, Eucrisa and Velsipity
◦Rare disease: the Vyndaqel family, Genotropin, BeneFIX, Xyntha, Somavert, Ngenla and Hympavzi
◦Hospital: Sulperazon, Zavicefta, Octagam, Zithromax, Medrol and Panzyga
•Oncology: Ibrance, Xtandi, Padcev, Adcetris, Inlyta, Lorbrena, Bosulif, Tukysa, Braftovi, Mektovi, Orgovyx, Elrexfio, Tivdak and Talzenna
For additional information on our operating segments and products, including product revenues, see Note 17, and for additional information on the key operational revenue drivers of our business, see the Analysis of the Consolidated Statements of Operations section within MD&A. For a discussion of the risks associated with our dependence on certain of our major products, see the Item 1A. Risk Factors—Concentration section.

Pfizer Inc.	2024 Form 10-K	4

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
To that end, our R&D primarily focuses on our main therapeutic areas, which are oncology, internal medicine (including cardiovascular and migraine), vaccines and inflammation and immunology.
While a significant portion of our R&D is internal, we also seek promising chemical and biological lead molecules and innovative technologies developed by others to incorporate into our discovery and development processes or projects, as well as our portfolio. We do so by entering into collaboration, alliance and license agreements with universities, biotechnology companies and other firms as well as through acquisitions and investments. These arrangements allow us to share knowledge, risk and cost. They also enable us to access external scientific and technological expertise, as well as provide us the opportunity to advance our own products and in-licensed or acquired products. For information on certain of these collaborations, alliances and license arrangements and investments, see Note 2.
Our R&D Operations. In 2024, we continued to enhance our global R&D operations and pursued strategies to improve R&D productivity and advance a sustainable and value-creating pipeline. Oncology was organized in an end-to-end Oncology R&D (ORD) organization, spanning discovery to late-phase clinical development. Pfizer Research and Development (PRD) managed the same for our remaining therapeutic areas in addition to certain platform organizations. Effective January 1, 2025, ORD and PRD were consolidated into a single R&D organization to further strengthen Pfizer’s capabilities and leadership in discovering and developing breakthrough medicines and vaccines. As part of these changes, we are now evaluating how our simplified structure and sharpened focus might lead to improvements in productivity and potential efficiencies. We expect any potential savings identified through these efforts to be reinvested in our R&D portfolio.
We manage R&D operations on a total-company basis through the organizations described above. The Portfolio Management Team (PMT), currently chaired by our Chief Strategy and Innovation Officer, Executive Vice President, is accountable for aligning resources across R&D, and for helping to ensure optimal capital allocation across the R&D portfolio. We believe that this approach also serves to maximize accountability and flexibility.
We do not disaggregate total R&D expense by development phase or by therapeutic area since, as described above, we manage our R&D strategy and operations collectively under the governance of the PMT and do not manage our R&D operational spend independently by development phase or by therapeutic area. Further, as we are able to adjust a significant portion of our spending quickly, we believe that any prior-period information about R&D expense by development phase or by therapeutic area would not necessarily be representative of future spending.
For additional information on our R&D operations, including R&D related costs and expenses, see the Costs and Expenses—Research and Development Expenses section within MD&A and Note 17.
Our R&D Pipeline. The process of drug, vaccine and biological product discovery from initiation through development and to potential regulatory approval is lengthy and can take more than ten years. As of February 4, 2025, we had the following number of projects in various stages of R&D:
Development of a single compound is often pursued as part of multiple programs. While our product candidates may or may not receive regulatory approval, new candidates entering clinical development phases are the foundation for future products. Information concerning several of our drug, vaccine and biological candidates in development, as well as supplemental filings for existing products, is set forth in the Product Developments section within MD&A. The discovery and development of drugs, vaccines and biological products are time consuming, costly and unpredictable.
For information on the risks associated with R&D, see the Item 1A. Risk Factors—Research and Development section.
COLLABORATION AND CO-PROMOTION AGREEMENTS
We use collaboration and/or co-promotion arrangements to enhance our development, R&D, sales and distribution of certain biopharmaceutical products, which include, among others, the following:
•Comirnaty is an mRNA-based coronavirus vaccine to help prevent COVID-19, which is being jointly developed and commercialized with BioNTech. Pfizer and BioNTech equally share the costs of development for the Comirnaty program. Comirnaty has been granted an approval or an authorization in many countries around the world in populations varying by country. We also share gross profits equally from commercialization of Comirnaty (excluding China, Hong Kong, Macau and Taiwan, where we do not have rights), subject to regulatory authorizations or approvals market by market. For discussion on Comirnaty, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—COVID-19 section within MD&A.

Pfizer Inc.	2024 Form 10-K	5

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
•Orgovyx (relugolix) is an oral gonadotropin-releasing hormone (GnRH) receptor antagonist for the treatment of adult patients with advanced prostate cancer that is being developed and commercialized with SMPS. The companies equally share profits and allowable expenses in the U.S. for Orgovyx. Pfizer does not have rights outside of this market. Separately, in December 2024, the companies terminated their collaboration with respect to the relugolix combination tablet.
•Padcev (enfortumab vedotin-ejfv) is a first-in-class ADC that is directed to Nectin-4, a protein located on the surface of cells and highly expressed in bladder cancer, that is being co-developed and jointly commercialized with Astellas. In the U.S., Padcev has been approved for use with Keytruda (pembrolizumab) for adult patients with locally advanced or metastatic urothelial cancer. Other approvals and indications for Padcev vary by market. In the U.S., Pfizer and Astellas jointly promote, and we record net sales and are responsible for all U.S. distribution activities for Padcev. The companies each bear the costs of their own sales organizations in the U.S., and equally share certain other costs associated with commercializing and any profits realized for Padcev in the U.S. Outside the U.S., we have commercialization rights in all countries in North and South America, and Astellas has commercialization rights in the rest of the world. The agreement between us and Astellas provides that the companies will effectively equally share in profits realized in markets outside of the U.S. through: (i) a costs-incurred and profit-sharing mechanism based on product sales and costs of commercialization in certain markets and (ii) a royalty-payment mechanism intended to approximate an equal profit share for both parties in the remaining markets.
•Adcetris (brentuximab vedotin) is being developed and commercialized in collaboration with Takeda. Pfizer has commercialization rights for Adcetris in the U.S. and its territories and in Canada. Takeda has commercialization rights in the rest of the world and pays Pfizer a royalty based on a percentage of Takeda's net sales of Adcetris in its licensed territories, based on annual net sales tiers.
In addition, we have collaboration and/or co-promotion arrangements with respect to certain other biopharmaceutical products, including, among others, certain of those described in the Item 1. Business—Patents and Other Intellectual Property Rights section.
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
Revenues from operations outside the U.S. of $24.9 billion, $31.4 billion and $57.9 billion accounted for 39%, 53% and 57% of Total revenues in 2024, 2023 and 2022, respectively. Revenues exceeded $500 million in each of 11, 14 and 24 countries outside the U.S. in 2024, 2023 and 2022, respectively. The decrease in the number of countries exceeding $500 million in revenues from 2023 to 2024 was primarily driven by decreases in international revenues related to Comirnaty and Paxlovid. As a percentage of Total revenues, China was our largest market outside the U.S. (representing 4% of total revenues) in 2024, and Japan was our largest market outside the U.S. in 2023 and 2022 (representing 6% and 8% of total revenues, respectively). For a geographic breakdown of Total revenues, see the Total Revenues by Geography section within MD&A and Note 17B.
Our international operations are subject to risks inherent in carrying on business in other countries. See the Item 1A. Risk Factors—Global Operations and Item 1. Business—Government Regulation and Price Constraints sections.
SALES AND MARKETING
Our prescription biopharmaceutical products are sold principally to wholesalers, but we also sell directly to retailers, hospitals, clinics, government agencies and pharmacies. Our vaccines in the U.S. are primarily sold directly to the federal government (including the CDC), wholesalers, individual provider offices, retail pharmacies and integrated delivery systems. Our vaccines outside the U.S. are primarily sold to government and non-government institutions. Certain of these government contracts may be renegotiated or terminated at the discretion of a government entity. For more information, see Note 1G and Note 17C.
We also seek to gain access for our products on formularies, which are lists of approved medicines available to members of healthcare programs or PBMs in the U.S. Insurers and PBMs who design and negotiate formularies on their behalf use various benefit designs, such as tiered co-pays for formulary products, to drive utilization of products in preferred formulary positions, typically in exchange for a discount off the price of the medicine in the form of a rebate agreement. We may also work with payors on disease management programs that help to develop tools and materials to educate patients and physicians on key disease areas. For information on our significant customers, see Note 17C.
We promote our products to healthcare providers and patients consistent with applicable laws. Through our marketing organizations, we explain the approved uses, benefits and risks of our products to healthcare providers and patients and, in the U.S., to MCOs that provide insurance coverage, such as hospitals, integrated delivery systems, PBMs and health plans; and employers and government agencies who hire MCOs to provide health benefits to their employees. In the U.S. and select international markets, we market directly to consumers through direct-to-consumer advertising that seeks to communicate the approved uses, benefits and risks of our products while motivating people to have

Pfizer Inc.	2024 Form 10-K	6

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
Based on current sales and other factors, and considering the competition with products sold by our competitors, the patent rights we consider most significant in relation to our business as a whole, together with the year in which the basic product patent expires, are as follows:

Product	U.S. Basic Product Patent Expiration Year(1)	Major Europe Basic Product Patent Expiration Year(1)	Japan Basic Product Patent Expiration Year(1)
Inlyta	2025	2025	2025
Xeljanz	2026	2028(2)	2025
Prevnar 13/Prevenar 13	2026	(3)	2029
Eliquis	2026(4)	2026(5)	2026
Ibrance	2027	2028	2028
Xtandi(6)	2027	(6)	(6)
Vyndaqel/Vyndamax/Vynmac	2025(7) (2028 pending PTE)	2026	2026/2029(8)
Nurtec ODT/Vydura	2030 (2034 pending PTE)	2035	2030(9)
Braftovi(10)	2030 (2031 pending PTE)	(10)	(10)
Mektovi(10)	2026 (2027 pending PTE)(11)	(10)	(10)
Talzenna	2029 (2032 pending PTE)	2034	2029 (2034 pending PTE)
Lorbrena	2033	2034	2036
Padcev(12)	2033	(12)	(12)
Tukysa(13)	2031 (2034 pending PTE)	2031	2026(9)
Zavzpret	2031 (2034 pending PTE)	2031(9)	2031(9)
Velsipity	2030 (2035 pending PTE)	2029 (2034 pending SPC)	2029(9)
Prevnar 20/Apexxnar	2033 (2035 pending PTE)	2037	2033 (2038 pending PTE)
Ngenla(14)	2035(2)	2032(2)	2030(2)
Cibinqo	2034 (2036 pending PTE)	2036	2038
Tivdak(15)	2033(2)	(15)	(15)
Litfulo	2034 (2037 pending PTE)	2038	2039
Abrysvo	2036 (2037 pending PTE)	(16)	2036 (2039 pending PTE)
Elrexfio	2036 (2037 pending PTE)	2036 (2038 pending SPC)	2036 (2038 pending PTE)
Hympavzi	2036 (2038 pending PTE)	(16)	2036

Pfizer Inc.	2024 Form 10-K	7

Product	U.S. Basic Product Patent Expiration Year(1)	Major Europe Basic Product Patent Expiration Year(1)	Japan Basic Product Patent Expiration Year(1)
Comirnaty(17)	2041	(18)(19)	2041
Paxlovid	2041	2041	2041
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
(5)On October 31, 2023, the U.K. Supreme Court refused BMS’s permission to appeal in relation to the judgment that found the apixaban basic product patent and associated SPC invalid. Additional challenges are pending in other jurisdictions.
(6)Xtandi is being developed and commercialized in collaboration with Astellas, which has exclusive commercialization rights for Xtandi outside the U.S. Pfizer receives tiered royalties as a percentage of international Xtandi net sales.
(7)Interim patent term extension requests have been granted extending the expiry from December 2024 to December 2025 and Pfizer has filed applications for patent term extension to 2028.
(8)Vyndaqel (tafamidis meglumine) basic patent expiry in Japan is August 2026 for treatment of polyneuropathy. Vynmac (tafamidis) was approved in Japan for treatment of cardiomyopathy with regulatory exclusivity expiring in March 2029.
(9)Product not yet approved or authorized in this market.
(10)We have exclusive rights to Braftovi and Mektovi in the U.S., Canada and certain emerging markets. Pierre Fabre has exclusive rights to commercialize both products in Europe and Ono has exclusive rights to commercialize both products in Japan. We receive royalties from Pierre Fabre and Ono on sales of Braftovi and Mektovi in a majority of markets outside the U.S.
(11)Mektovi U.S. expiry is provided by a composition of matter patent. Interim patent term extension requests have been granted extending the expiry from March 2025 to March 2026 and Pfizer has filed an application for patent term extension to 2027. Other U.S. patents remain in force beyond the composition of matter patent expiry. Those patents have been challenged in litigation. Refer to Note 16A1 for more information.
(12)Padcev is being commercialized in collaboration with Astellas. Pfizer has co-promotion rights in the U.S. Outside the U.S., Pfizer has commercialization rights in all countries in North and South America, and Astellas has commercialization rights in the rest of the world, including Europe, Asia, Australia and Africa.
(13)In September 2020, Seagen and Merck began a collaboration to commercialize Tukysa. As of December 31, 2023, this collaboration ended and all commercialization rights were returned to Seagen (Pfizer).
(14)Ngenla is being developed in collaboration with OPKO Health, Inc.
(15)Tivdak is commercialized in collaboration with Genmab. Pfizer has co-promotion rights in the U.S. Outside the U.S., Genmab has the sole right to promote Tivdak for second-line plus mCC and has co-promotion rights for other indications in all territories except certain territories where Zai Lab Limited (Zai Lab) has commercialization rights (mainland China, Hong Kong, Macau, and Taiwan). Pfizer and Genmab equally share all costs and profits for Tivdak in the U.S., Europe, China (including the payments from Zai Lab described below), and Japan; provided that Genmab will be solely responsible for all costs of development, manufacturing and commercialization of second-line plus mCC outside the U.S. and the Zai Lab territories. Genmab will pay Pfizer a royalty-based percentage of aggregate net sales of Tivdak for second-line plus mCC outside the U.S. and the Zai Labs territories. In markets outside the U.S. other than Europe, China, and Japan, Pfizer will pay Genmab a royalty based on a percentage of aggregate net sales of Tivdak for indications other than second-line plus mCC. Further, pursuant to the agreement with Zai Lab, Pfizer is entitled to receive potential development, regulatory and commercial milestone payments, and tiered royalties on net sales of Tivdak in the Zai Lab territories, which will be shared equally with Genmab.
(16)The basic product patent application has been filed in this market. If granted, a full term is expected in this market.
(17)Product is being commercialized in collaboration with BioNTech. The Comirnaty trademark covers marketed variants.
(18)The basic product patent has been granted in the U.K. and expires in 2041. In the other major markets, a patent application has been filed. If granted, a full term is expected.
(19)Pfizer does not have co-promotion rights for this product in Germany.
For information regarding profit sharing and royalty arrangements for certain of these products, see Item 1. Business—Collaboration and Co-Promotion Agreements.
Loss of Intellectual Property Rights. The loss, expiration or invalidation of intellectual property rights, patent litigation settlements and judgments and the expiration of co-promotion and licensing rights can have a material adverse effect on our revenues. Once patent protection has expired or has been lost prior to the expiration date as a result of a legal challenge, we typically lose market exclusivity on these products, and generic and biosimilar pharmaceutical manufacturers generally produce identical or highly similar products and sell them for a lower price. The date at which generic or biosimilar competition commences may be different from the date that the patent or regulatory exclusivity expires. However, when generic or biosimilar competition does commence, the resulting price competition can substantially decrease our revenues for the impacted products, often in a very short period of time. Also, if one of our product-related patents is found to be invalid by judicial, court, regulatory or administrative proceedings, generic or biosimilar products could be introduced, resulting in the erosion of sales of our existing products. Additionally, we could be subject to claims that our intellectual property rights infringe third party patents.
Certain of our products have experienced patent-based expirations or loss of regulatory exclusivity in certain markets in the last few years, and we expect certain products to face increased generic competition over the next few years. While additional patent-based or regulatory exclusivity

Pfizer Inc.	2024 Form 10-K	8

expiries will continue, we expect a moderate impact of reduced revenues due to patent expiries in 2025 and anticipate a more significant impact of reduced revenues from patent-based or regulatory exclusivity expiries in 2026 through 2030 as several of our in-line products experience these expirations. There is no assurance that a particular product will maintain market exclusivity for the full time period that appears in the estimates included in this Form 10-K or that we assume when we provide our financial guidance. For additional information on the impact of loss of patent-based exclusivity or regulatory exclusivity on our revenues, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our 2023 Performance section within MD&A.
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
Operating conditions have also shifted as a result of increased global competitive pressures, industry regulation and cost containment. We continue to evaluate, adapt and improve our organization and business practices in an effort to better meet customer and public needs. We believe that we have taken an industry-leading role in evolving our ethical approaches to U.S. direct-to-consumer advertising, interactions with, and payments to, healthcare professionals and medical education grants. We also continue to support programs to help address patient affordability and access barriers, as we strive to advance fundamental health system change through our support for better healthcare solutions. For example, our Accord for a Healthier World program aims to provide our full portfolio of patented and off-patent medicines and vaccines for which Pfizer holds global rights on a not-for-profit basis to 1.2 billion people living in 45 lower-income countries around the world.
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
Generic Products. Generic pharmaceutical manufacturers pose one of the biggest competitive challenges to our branded small molecule products because they can market a competing version of our product after the expiration or loss of our patent protection and often charge much less. Several competitors regularly challenge our product patents before their expiration. Generic competitors often operate without large R&D expenses, as well as without costs of conveying medical information about products to the medical community. In addition, the approval process in the U.S. and in the EU exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, allowing generic manufacturers to rely on the safety and efficacy data of the innovator product. In China, for example, given the expansion of the QCE process and continuation of the VBP program, we expect to continue to face intensified competition by certain generic manufacturers in 2025 and beyond, which has and may continue to result in price cuts and volume loss of some of our products. In addition, generic versions of competitors’ branded products have and may continue to compete with our products.
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

Pfizer Inc.	2024 Form 10-K	9

medicines, or are using utilization management tools or limiting access on formularies. This trend is likely to continue. Private third-party payors, such as health plans, increasingly challenge pharmaceutical product pricing, which could result in lower prices, lower reimbursement rates for payors and a reduction in demand for our products, including denial of coverage of our products, if lower cost alternatives are available. Payors often require significant discounts, or rebates, from our prices in exchange for more favorable formulary placement. Pricing pressures also may occur as a result of highly competitive biopharmaceutical markets and increasing concentration of insurers and PBMs. Healthcare provider purchasers, directly or through group purchasing organizations, are seeking enhanced discounts or implementing more rigorous bidding or purchasing review processes.
We believe medicines and vaccines are the most efficient and effective use of healthcare dollars based on the value they deliver to the overall healthcare system. We work with law makers and advocate for solutions that effectively improve patient health outcomes, lower costs to the healthcare system, and help ensure access to medicines and vaccines within an efficient and affordable healthcare system. This includes assessing our go-to market model to help address patient affordability challenges. We have engaged with major payors and the U.S. government to explore opportunities to improve access and reimbursement in an effort to drive pro-patient policies. In addition, in response to the evolving U.S. and global healthcare spending landscape, we work with health authorities, health technology assessment and quality measurement bodies and major U.S. payors throughout the product-development process to better understand how these entities value our compounds and products. Further, we are developing stronger support designed to demonstrate the value of the medicines and vaccines that we discover or develop, register and manufacture.
For information on government pricing pressures, see the Item 1. Business—Government Regulation and Price Constraints and Item 1A. Risk Factors—Pricing and Reimbursement sections.
Managed Care Organizations. The evolution of managed care in the U.S. has been a major factor in the competitiveness of the healthcare marketplace. Approximately 317 million people in the U.S. now have some form of health insurance coverage, and the marketing of prescription drugs and vaccines to both consumers and the entities that manage coverage in the U.S. continues to grow in importance. In particular, the influence of MCOs has increased in recent years due to the growing number of patients receiving coverage through MCOs. At the same time, consolidation in the MCO industry has resulted in fewer, even larger MCOs, which enhances those MCOs’ ability to negotiate lower pricing and further increases their importance to our business. Since MCOs purport to seek to contain and reduce healthcare expenditures, their growing influence has increased downward pressure on drug prices, as well as negatively impacted revenues.
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
Exclusion of a product from a formulary or other restrictions can significantly impact drug usage in the MCO or PBM managed patient population and beyond. Consequently, pharmaceutical companies compete to gain access to formularies for their products, typically on the basis of unique product features, such as greater efficacy, better patient ease of use, or fewer side effects, as well as the overall cost of the therapy. We continue to seek to ensure that our major products are included on MCO formularies. However, our branded products are increasingly being placed on the higher tiers or in a non-preferred status. Continuing efforts by managed care entities to contain or reduce costs of healthcare and/or impose price controls may adversely affect demand for our products and our financial performance. See the Item 1A. Risk Factors—Managed Care Trends section.
RAW MATERIALS
We procure raw materials essential to our business from numerous suppliers worldwide. In general, these materials have been available in sufficient quantities to support our demand and in many cases are available from multiple suppliers. We do not anticipate the availability of raw materials to have a significant impact on our operations in 2025, but are monitoring potential supply chain disruptions as a result of ongoing geopolitical and trade negotiations, which could, among other things, impact costs. We are continuing to monitor and implement mitigation strategies to reduce any potential risk or impact including active supplier management, qualification of additional suppliers and advanced purchasing to the extent possible.
GOVERNMENT REGULATION AND PRICE CONSTRAINTS
We are subject to extensive regulation by government authorities in the countries in which we do business. This includes laws and regulations governing the operations of biopharmaceutical companies, such as the approval, manufacturing and marketing of products, pricing (including discounts and rebates) and price reporting, interactions with healthcare professionals, institutions, and referral sources, reporting of remuneration provided to healthcare providers and academic medical centers, financial assistance provided to patients, clinical research, data privacy and information security, among others. These laws and regulations may require administrative guidance for implementation, and a failure to comply could subject us to legal and/or administrative actions. Enforcement measures may include substantial fines and/or penalties, orders to stop non-compliant activities, criminal charges, warning letters, product recalls or seizures, delays in product approvals, exclusion from participation in government programs or contracts as well as limitations on conducting business in applicable jurisdictions, and could result in harm to our reputation and business. See Note 16A. Compliance with these laws and regulations is costly, and requires significant technical expertise and capital investment to ensure compliance.

Pfizer Inc.	2024 Form 10-K	10

In the U.S.
Drug and Biologic Regulation. The FDA, pursuant to the FFDCA, the Public Health Service Act and other federal statutes and regulations, extensively regulates pre- and post-marketing activities related to our biopharmaceutical products and devices. The statutes and regulations govern areas such as safety and efficacy, clinical trials, advertising and promotion, quality control, manufacturing, labeling, distribution, post-marketing safety surveillance and reporting, and record keeping. Other U.S. federal agencies, including the DEA, may also regulate certain of our products and activities.
For a biopharmaceutical company to market a drug or a biologic product, including vaccines, the FDA must evaluate whether the product is safe and effective for its intended use. Absent statutory exclusivity for a competing product, if the FDA determines that the drug or biologic is safe and effective, the FDA generally will approve the product’s NDA or BLA (or supplemental NDA or supplemental BLA), as appropriate.
A drug or biologic may be subject to post marketing commitments, which are studies or clinical trials that the product sponsor agrees to conduct, or post marketing requirements, which are studies or clinical trials that are required as a condition of approval. In addition, we are also required to report adverse events and comply with cGMPs (the FDA regulations that govern all aspects of manufacturing quality for pharmaceuticals) and the Drug Supply Chain Security Act (the law that, among other things, sets forth requirements related to product tracing, product identifiers and verification for manufacturers, wholesale distributors, third-party logistics providers, re-packagers and dispensers to facilitate the tracing of product through the pharmaceutical distribution supply chain), as well as advertising and promotion regulations. See the Item 1A. Risk Factors—Development, Regulatory Approval and Marketing of Products and —Post-Authorization/Approval Data sections.
We are also responsible for monitoring, reviewing, and the periodic reporting of adverse drug experience, or pharmacovigilance, including information received from any source, such as commercial marketing experience, postmarketing clinical investigations, postmarketing epidemiological or surveillance studies, reports in the scientific literature, and unpublished scientific papers.
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
Biosimilar Regulation. The FDA is responsible for approval of biosimilars. Innovator biologics, or reference products, are entitled to certain exclusivity periods. Applications for biosimilars may not be submitted until four years after the date on which the reference product was first licensed and may not be approved until 12 years after the reference product was first licensed.
Sales and Marketing Regulations. Our marketing practices are subject to federal and state laws, such as the Anti-Kickback Statute (AKS), Civil Monetary Penalties Law and False Claims Act, intended to prevent fraud and abuse in the healthcare industry. These laws can apply to both our direct-to-consumer marketing practices as well as our marketing to clinicians and healthcare facilities. The AKS prohibits soliciting, offering, receiving, or paying anything of value to generate business that may be paid for, in whole or in part, by a federal healthcare program. The Civil Monetary Penalties Law covers a variety of conduct, often violations under other laws, and includes penalties for AKS violations as well as causing the submission of false claims. The False Claims Act generally prohibits anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for goods or services, including to government payors, such as Medicare and Medicaid, that are false or fraudulent including false certifications of compliance with applicable law. The federal government and states also regulate sales and marketing activities and financial interactions between manufacturers and healthcare providers and academic medical centers, requiring disclosure to government authorities and the public of such interactions, and the adoption of compliance standards or programs. State attorneys general have also taken action to regulate the marketing of prescription drugs under state consumer protection and false advertising laws.
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
We must offer discounts or rebates on purchases of pharmaceutical products under various government programs including Medicare, Medicaid, the Veterans Administration and the 340B Program. We also must report specific prices to state and federal government agencies. The calculations necessary to determine the prices reported are complex and the failure to do so accurately may expose us to enforcement measures. See the discussion regarding rebates in the Product Revenue Deductions section within MD&A and Note 1G.
The drug pricing provisions of the IRA are being implemented over the next several years. The IRA includes several provisions to lower prescription drug costs for Medicare patients and to reduce drug spending by the federal government. Among other things, the IRA enhances the Medicare Part D benefit by eliminating the coverage gap (“donut hole”) beginning in 2025, adds a maximum out-of-pocket cap for Medicare beneficiaries (set at $2,000 for 2025), and creates a new program, the Medicare Prescription Payment Plan, that allows patients to pay their cost-sharing over time. These changes also include a new Medicare Part D Manufacturer Discount Program, which will change our discounting obligations for Medicare Part D utilization of our drugs. Specifically, this program requires manufacturers to provide a 10% discount on branded prescriptions in the initial coverage phase and a 20% discount in the catastrophic phase. The IRA also imposes rebates under Medicare Part B and Medicare Part D on drug price increases that outpace inflation, and directs HHS to set the prices of certain high-expenditure, single-source drugs and biologics covered under Medicare, known as the MDPNP. In August 2023, CMS published the first ten medicines subject to the MDPNP, which included Eliquis. In August 2024, the government released the new Medicare price for Eliquis, which, effective January 1, 2026, will be required to be offered to all Medicare beneficiaries and to covered entities participating in the 340B Program that dispense Eliquis to a Medicare beneficiary if that maximum fair price is lower than the discounted price such entities are offered under the 340B Program ceiling price calculation. The Eliquis Medicare price is factored into our long-term financial planning, in accordance with our standard financial reporting and forecasting protocols. On January 17, 2025, CMS announced the selection of another 15 drugs from Medicare Part D for the maximum fair price, with prices to be set and effective on January 1, 2027. Ibrance and Xtandi were included in the list of 15 drugs selected. Another 15 drugs from Medicare Part B or Medicare Part D will be selected by February 1, 2026, for the maximum price to be set and in effect by January 1, 2028. It is possible that more of our products could be selected in future years, which could, among other things, lead to lower revenues prior to expiry of intellectual property protections. The MDPNP is currently subject to legal challenges and therefore, the outcome of the MDPNP remains uncertain. We continue to evaluate the impact of the IRA on our business, operations and financial condition and results as the full effect of the IRA on our business and the pharmaceutical industry remains uncertain. We anticipate a net unfavorable impact to revenue in 2025 of approximately $1 billion, year-over-year, related to the Medicare Part D redesign changes that take effect in 2025. See the discussion regarding

Pfizer Inc.	2024 Form 10-K	11

changes to the IRA in the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Operating Environment section within MD&A.
Changes to the MDRP or the 340B Program could have a material impact on our business. For example, certain changes finalized by CMS in a December 2020 final rule, including which products qualify as so-called “line extension” drugs subject to increased rebate liability, may have a material adverse impact on our business. Additionally, in September 2024, CMS finalized a new rule that, among other items, expands the scope of medications considered to be “covered outpatient drugs” that could be subject to rebates under the MDRP and imposes penalties on covered outpatient drugs that CMS determines to be “misclassified.” Many pharmaceutical manufacturers believe the 340B Program continues to expand beyond the original intent of serving low-income/uninsured patients. There has been limited government intervention to control this unintended growth. Various potential changes impacting the scope of the 340B Program are undergoing review or are the subject of litigation, and their status is unclear. In 2022, we implemented a policy to help improve contract pharmacy integrity. The HHS Health Resources and Services Administration (HRSA), which administers the 340B Program, sent letters to numerous manufacturers (not including Pfizer) that have also implemented contract pharmacy policies and integrity initiatives; the letters expressed HRSA’s view that those manufacturers’ policies were in violation of the 340B Program statute. Several manufacturers have challenged HRSA’s enforcement letters in federal court and litigation is ongoing in certain of those cases, and were resolved in favor of the manufacturers in others. We believe that our policy is consistent with the statute. In addition, some states have enacted laws opposing manufacturer restrictions on contract pharmacy transactions in their states. At least one state has begun to pursue enforcement proceedings under its law. Several stakeholders have challenged such laws and litigation is ongoing in certain jurisdictions. Additionally, other states have considered and could enact similar laws going forward, although any such laws also may be subject to legal challenges. Additional legal or legislative developments at the federal or state level with respect to the 340B Program may have an adverse impact on our integrity initiative, and we may face enforcement action or penalties, depending upon such developments. The 340B Program continues to be a subject of congressional scrutiny and inquiries, litigation, and other developments, any or all of which could affect the scope of the 340B Program and Pfizer’s obligation to offer discounts to 340B Program-covered entities under the 340B Program. See the Item 1A. Risk Factors—Pricing and Reimbursement section.
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
In the U.S., we expect to see continued focus by the U.S. government on regulating pricing and access to medicine, in addition to actions already taken, which could result in legislative and regulatory changes. Government and private payors routinely seek to manage utilization and control the costs of our products. There is considerable public and government scrutiny of pharmaceutical pricing and intellectual property and actions being taken at the state and federal level. Further efforts by states and the federal government to regulate prices or payment for pharmaceutical products, including proposed actions to facilitate drug importation or establish upper pricing limits that cap reimbursement to lower reference prices, require deep discounts, impose financial penalties related to pricing practices, and require manufacturers to report and make public price increases and sometimes a written justification for the increase, could adversely affect our business if implemented. Further, commercial payors often follow Medicare coverage and reimbursement policies when setting their own payment rates. Any reduction in cost or other containment measures may similarly be adopted by commercial plans. Payors may continue to promote generic drugs and biosimilars more aggressively to generate savings and attempt to stimulate additional price competition. In addition, we expect that consolidation and integration among pharmacy chains, wholesalers and PBMs will increase pricing pressures in the industry. See the Item 1A. Risk Factors—Managed Care Trends section.
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
Data Privacy. The number of privacy and data security laws and regulations in the U.S. to which we are subject on the federal and state level continues to increase. We routinely collect and use sensitive personal information relating to health. The legislative, regulatory and litigation landscape for privacy and data protection requirements is rapidly evolving and changing, and may limit our ability to use data globally or across borders. Data protection requirements are not universal and can conflict between jurisdictions. Compliance with those laws and regulations is made more complex by the lack of consistent standards, common definitions, or clear regulatory expectations. At the same time, enforcement of these laws and regulations is increasing and litigation is becoming more common. Any failure or perceived failure by us to comply with applicable privacy and data protection laws and regulations, including cybersecurity breaches or incidents, could subject us to significant fines and penalties, and/or litigation, as well as negatively impact our reputation.
Outside the U.S.
New Drug Approvals. In the EU, the EMA conducts the scientific evaluation, supervision and safety monitoring of our innovative medicinal products that are eligible for the centralized marketing authorization procedure. Through the centralized procedure, pharmaceutical companies may submit to the EMA a single application for a marketing authorization valid in all the EU and the European Economic Area (EEA) countries. The EC makes a legally binding decision based on the EMA's recommendation. The centralized procedure is mandatory for certain new products and optional for others. In the U.K., the Medicines and Healthcare Products Regulatory Agency is the sole regulatory authority. In Japan, the Pharmaceuticals and Medical Device Agency is involved in a wide range of regulatory activities, including clinical studies, approvals, post-marketing reviews and pharmaceutical safety. In China, the National Medical Product Administration is the primary regulatory authority for approving and supervising medicines. Health authorities in many middle- and lower-income countries might require marketing approval or scientific opinions by a recognized regulatory authority (e.g., the FDA or EMA/EC) before they begin reviewing or approving applications. By way of example, the EMA, in cooperation with the WHO, can provide scientific opinions on high priority human medicines, including vaccines, for markets outside the EU.
In April 2023, the EC adopted a proposal to revise the EU pharmaceutical legislation. In April 2024, the European Parliament introduced amendments to the EC's proposal. The EU legislative process remains ongoing, with several stages still required before the reform can receive final approval. Once completed, the reform is likely to be the most comprehensive overhaul of EU medicines regulation in over 20 years, with a wide range of impacts including on approval procedures, regulatory data protection, and environmental protection measures. Once approved, certain provisions of the reform could potentially have an adverse impact on our business.

Pfizer Inc.	2024 Form 10-K	12

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
Pricing and Reimbursement. Certain governments, including in the different EU member states, the U.K., Japan, China and Canada, provide healthcare at low-to-zero direct cost to consumers at the point of care and have significant power to regulate pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system, particularly under recent global financing pressures. Governments globally may use a variety of measures to control costs, including, among others, legislative or regulatory pricing reforms, cross country collaboration and procurement, price cuts, mandatory rebates, health technology assessments, forced localization as a condition of market access, “international reference pricing” (i.e., the practice of a country linking its regulated medicine prices to those of other countries), QCE processes and VBP. In addition, the international patchwork of price regulation, differing economic conditions and incomplete value assessments across countries has led to varying access to quality medicines in many markets and some third-party trade in our products between countries. Several important multilateral organizations such as the WHO scrutinize international pharmaceutical pricing through policy recommendations and sponsorship of programs, such as “The Oslo Medicines Initiative” (OMI) which aimed to ensure “affordability for high-priced medicines”. The OMI concluded its work in September 2022, and the WHO/Europe Access to Novel Medicines Platform was established to enhance affordable and equitable access to effective, innovative and high-priced medicinal products in the region.
In China, pricing pressures have increased in recent years because of an overall focus on healthcare cost containment with the central government emphasizing improved health outcomes and decreased drug prices as key indicators of progress towards its healthcare reform. State owned hospitals and the state insurance program account for the vast majority of all drug purchases. For patented innovative products, drug prices have decreased dramatically as a result of adding innovative drugs (including oncology medicines and medicines for chronic diseases) to the National Reimbursement Drug List via access-price negotiation. A centralized VBP program with a tendering process implemented at both the national level and the provincial level aims to contain healthcare costs by driving utilization of generics that have passed QCE. This has resulted in further lowering the price of medicines, especially off-patent medicines; this trend is expected to continue. China is continuing its use of Health Technology Assessment and is controlling mark-ups within the country using a two-invoice limited system, aiming to regulate the pricing of pharmaceutical products and certain types of medical devices. Pfizer, along with most off-patent originators, has mostly not been successful in the VBP bidding process. The government has indicated that additional drugs which are past patent-based exclusivity expiry (including biological products) could be subjected to VBP qualification in future rounds. Certain of our products, such as Xeljanz, Unasyn, Hemabate and Ibrance, were included as candidates in the tenth national VBP round in 2024, and Pfizer was not successful in the bidding process for such products. While certain details of future QCE expansion have been made available, we are unable to determine the impact on our business of the various pricing measures underway.
Healthcare Provider Transparency and Disclosures. Several countries have implemented laws requiring (or industry trade associations have recommended) disclosure of transfers of value made by pharmaceutical companies to healthcare providers and/or healthcare organizations, such as academic teaching hospitals.
Intellectual Property. Reliable patent protection and enforcement around the world are among the key factors we consider for continued business and R&D investment. The WTO Agreement on Trade-Related Aspects of Intellectual Property Rights (WTO-TRIPS) requires participant countries to provide patent and other intellectual property-related protection for pharmaceutical products by law, with a time-limited exemption provided for least-developed countries. While some countries have made improvements, we still face patent grant, enforcement and other intellectual property challenges in many countries.
While the global intellectual property policy environment has generally improved following implementation of WTO-TRIPS and bilateral/multilateral trade agreements, our growth and ability to bring new product innovation to patients depends on maintaining those standards and further progress in intellectual property protection. In certain developed international markets, governments maintain relatively effective intellectual property policies. However, in the EU, ongoing review of pharmaceutical legislation may reduce the basic period of regulatory data protection. In several emerging market countries and multilateral institutions, governments continue to address the role of intellectual property in the context of, for example, access to medicines.
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
Data Privacy. We are subject to extensive privacy and data protection laws and regulations around the world concerning the collection, use and sharing of personal data. We routinely collect and use sensitive personal information relating to health. The legislative, regulatory and litigation landscape for privacy and data protection requirements is rapidly evolving and changing, and may limit our ability to use data globally or across borders. Data protection requirements are not universal and can conflict between jurisdictions. Compliance with those laws and regulations is made more complex by the lack of consistent standards, common definitions, or clear regulatory expectations. At the same time, enforcement of these laws and regulations is increasing and fines and penalties are also increasing. Any failure or perceived failure by us to comply with applicable privacy and data protection laws and regulations, including cybersecurity breaches or incidents, could subject us to significant fines and penalties, and/or litigation, as well as negatively impact our reputation.
ENVIRONMENTAL MATTERS
Our operations are affected by national, state and/or local environmental laws. We have made, and intend to continue to make, the expenditures necessary for compliance with applicable laws. We also are cleaning up environmental contamination from past industrial activity at certain sites. We incurred capital and operational expenditures in 2024 for environmental compliance purposes and for the clean-up of certain past industrial activity as follows: $100 million in environment-related capital expenditures and $174 million in other environment-related expenses.
While capital expenditures or operating costs for environmental compliance cannot be predicted with certainty, we do not currently anticipate they will have a material effect on our capital expenditures or financial position. See also Note 16A3.

Pfizer Inc.	2024 Form 10-K	13

As a science guided organization, we take a proactive approach to our environmental sustainability initiatives. In 2022, we announced a goal to further reduce greenhouse gas (GHG) emissions and achieve the Science Based Target Initiative’s voluntary Net-Zero Standard by 2040. As part of this goal, Pfizer aims to decrease its GHG emissions by 95% and its value chain emissions by 90% from 2019 levels by 2040. To support our goal, we are developing and implementing our emission reduction plan, which will include strategies to achieve reductions throughout our value chain including investing in new technologies and innovative climate solutions, and setting expectations for our suppliers to establish science-aligned GHG emission reduction goals. Our emission reduction plan-related expenses and capital spending incurred for 2024 were not material to our consolidated financial statements. While we expect to incur incremental capital and operational expenditures to meet our goal, we do not currently anticipate they will have a material effect on our financial position in the near term. Longer term uncertainties such as the likelihood of commercially available technologies make it difficult to predict the financial impact of meeting the goal, and we will continue to assess and monitor the financial impact of the emission reduction plan.
For a discussion of the risks associated with climate change, see the Item 1A. Risk Factors—Climate Change and Sustainability section.
OUR PEOPLE
Our purpose is: Breakthroughs that change patients’ lives. These breakthroughs are delivered through the collaboration of our talented workforce. As of December 31, 2024, we employed approximately 81,000 people worldwide. Our ability to successfully deliver on our purpose is dependent on our people. We work to create an environment that prioritizes colleagues' health and wellness. Our people-centric approach touches every aspect of the employee experience — including recruiting, benefits, compensation and development. Creating a purpose-driven workplace that attracts, nurtures, and retains top talent is a priority. Our vibrant and supportive work culture is designed to empower colleagues to innovate, collaborate, and contribute meaningfully to improving global health. We invest in comprehensive development programs, provide merit-based opportunities for advancement, and encourage work-life integration through flexible work arrangements.
Culture. We cultivate community in our workplace and our purpose of delivering breakthroughs that change patients’ lives. As we work to bring together people with different perspectives and experiences we foster a collaborative environment based on merit. We continue to execute a merit-based talent approach, focusing on identifying candidates with the right qualifications and ensuring they are considered for the opportunities based on their skills, abilities, and performance. We aim to provide everyone with an opportunity to demonstrate their merit. Our leaders set the tone for the company, embracing accountability and transparency, while promoting a vibrant culture in which colleagues are free to speak up and are encouraged to share views and raise concerns without fear of retaliation.
Colleague Engagement. Open communication and feedback are essential elements of our commitment to performance, colleague engagement, and teamwork. Pfizer managers discuss colleague performance and leadership assessments regularly, with the intent to encourage breakthrough goals and foster leadership. We understand that communication goes both ways: equally important is our commitment to listening and responding to colleague feedback, to foster a healthy work environment with the power to attract and retain top talent. We are passionate about creating safe spaces at work, so our colleagues feel able and encouraged to provide the company with feedback and raise concerns and questions. The Office of the Ombuds is a resource colleagues, at any level, can connect with to get information and guidance to help them address and resolve work-related issues. We also host company-wide safe space calls and provide various other public, private, and anonymous channels for colleagues to speak up without fear of retaliation.
Our annual engagement survey, Pfizer Pulse, provides a forum for our colleagues to give structured feedback and allows us to measure and track priority areas and equip leaders with actionable insights. In addition, we ask for feedback at various points in the employee lifecycle through focus groups, surveys, and colleague forums. The information we receive helps enable us to adapt to the real-time needs of our colleagues and continuously improve our ways of working.
Pfizer prioritizes colleague recognition to drive engagement, a sense of belonging, motivation, and productivity. Our global rewards and recognition program, Bravo, lets colleagues celebrate and acknowledge each other for demonstrating Pfizer values in a way that makes an impact on the company, a colleague, a team or a patient.
Performance and Leadership. In 2024, we introduced our Actionable Attitudes leadership mindset: anchor in trust, challenge convention, embrace uncertainty, engage with compassion, progress over perfection, and rise above. Complementing our Pfizer values and behaviors, our Actionable Attitudes leadership mindset embodies the attitudes every colleague should aspire to demonstrate, to foster a more dynamic, innovative, and compassionate place to work. In addition, in 2024, we expanded our “Project-Based Ways of Working,” which is designed to empower cross-functional teams to drive decisions within established guardrails and provides access to leadership for removing roadblocks, allowing colleagues to take on leadership roles and decision responsibilities through training, coaching, and a robust support network.
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
Growth and Development. Supporting colleagues’ ongoing growth not only supports their individual success but also cultivates a resilient and adaptable workforce that can thrive in the face of change. As we navigate the evolving landscape of our industry, we recognize that providing our colleagues with opportunities for learning, skill-building, and growth is essential to their engagement, productivity, and overall job satisfaction. Investing in career growth and development reaffirms our commitment to our colleagues, demonstrates our belief in their potential, and supports them in being motivated, agile, and equipped with the necessary skills to tackle new challenges and seize emerging opportunities. Our perspective on career growth continues to shift from a traditional, linear view to one that is built on aspirations and embraces a variety of experiences. We actively encourage growth opportunities and part-time or temporary projects that allow colleagues to expand their expertise and build new skills while remaining in their current roles. We also promote diagonal moves, where colleagues pursue new roles in different job functions to gain a holistic understanding of the enterprise. By fostering an environment that encourages continuous learning, embraces flexibility, and empowers decision-making at all levels, we are not just preparing our workforce for the future—we are actively shaping it. We believe this approach helps ensure that Pfizer remains at the forefront of innovation, ready to tackle the health challenges of tomorrow with a skilled, adaptable, and purpose-driven team.
Health, Safety and Well-Being. At Pfizer, protecting the health, safety, and well-being of colleagues and contingent workers, all of whom are essential to driving our business forward, is an integral part of how we operate. Pfizer's Global Environment, Health & Safety (EHS) Policy and

Pfizer Inc.	2024 Form 10-K	14

supporting standards outline our approach to assessment, evaluation, elimination, and mitigation of EHS risks across our operations globally. Our leadership is accountable for EHS compliance and risk management. Colleagues and contingent workers receive EHS training relevant to their job roles, including measures to prevent workplace incidents and injuries. In addition, we conduct workplace assessments, inspections, and audits to evaluate and continuously improve our EHS arrangements.
We are committed to supporting and encouraging our colleagues' well-being. We use results from Pfizer Pulse and other colleague feedback forums to inform the wellness services we offer, such as (i) a Wellness Day for every colleague; (ii) on-site health clinics for colleagues in select locations, with access to certain vaccinations, where allowed by law; (iii) digital accessibility cafés providing colleagues with disabilities tools and equipment to do their jobs effectively; (iv) measures to assist those with neurodiverse conditions, such as sensory rooms and noise cancelling headphones; (v) a toolkit to aid in accommodation needs, education for managers and additional tools to help those who need any type of assistance to perform their roles; this includes on demand American Sign Language (ASL) services; (vi) mental health resources, including a manager/team toolkit designed to facilitate conversations, actively support coworkers, and provide local resources for colleagues to access services; (vii) programming through Employee Assistance Program (EAP) providers, including our mental health partner, THRIVE, our fitness partner, Exos, and our healthcare partner, Kepro; (viii) financial support, including short-term loans and natural disaster relief; and (ix) work policies to help enable colleagues to work effectively from home and their local offices, including our "Flex10" program that offers colleagues in hybrid roles 10 workdays per year to work from a different location within their country.
Pay Equity. Our commitment to pay equity for all colleagues is based in our values and our intention to continue to build a highly motivated workforce. We are committed to equitable pay practices at Pfizer for employees based on role, education, experience, performance, and location and we conduct and report publicly on pay equity on an annual basis.

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
RISKS RELATED TO OUR BUSINESS, INDUSTRY AND OPERATIONS:
MANAGED CARE TRENDS
Private payors, such as health plans, and other managed care entities, such as PBMs, continue to take action to manage the utilization and costs of drugs in the U.S., the single largest market for biopharmaceutical products. The negotiating power of MCOs, PBMs and other private third-party payors has increased due to consolidation, and they, along with state and federal governments, increasingly employ formularies to control costs and encourage utilization of certain drugs, including through the use of deductibles, utilization management tools, cost sharing or formulary placement. They may demand rebates and/or fees from biopharmaceutical manufacturers for preferred placement on a drug formulary. The growing availability and use of higher cost innovative specialty pharmaceutical medicines that treat rare or life threatening conditions also has generated increased payor interest in the development of cost-containment strategies. These initiatives have increased consumers’ interest in drug prices and input in medication choices, as they pay for a larger portion of their prescription costs and may cause them to favor lower-cost generic alternatives. We may fail to obtain or maintain timely or adequate pricing or formulary placement of our products, or fail to obtain such formulary placement at favorable pricing net of rebates.
Third-party payors also use additional measures such as new-to-market blocks, exclusion lists, indication-based pricing and value-based pricing/contracting to improve their cost containment efforts and cost efficiency. Such payors are also increasingly imposing utilization management tools requiring prior authorization for a branded product or requiring the patient to first fail on one or more other products before permitting access to a particular branded medicine. As the U.S. private third-party payor market consolidates further, and as the IRA prices become publicly available, we may face greater pricing pressure from private third-party payors as they continue to drive more of their patients to use lower cost alternatives or seek even larger rebates to control costs or offset losses from the IRA. For additional information on the IRA, see the Item 1. Business––Pricing Pressures and Managed Care Organizations and ––Government Regulation and Price Constraints and Item 1A. Risk Factors––Pricing and Reimbursement sections.
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
Some of our competitors may have competitive, technical or other advantages over us for the development of technologies and processes or greater experience in particular therapeutic areas, and consolidation among certain pharmaceutical and biotechnology companies can enhance such advantages. These advantages may make it difficult for us to compete with them successfully to discover, develop and market new products and for our current products to compete with new products or indications they may bring to market. Our products and product candidates compete, and may compete in the future, against products or product candidates that offer higher rebates or discounts, exclusionary contracting, lower prices, equivalent or superior efficacy, better safety profiles, easier administration, earlier market availability or other competitive features, including potential preference to prescribe existing competitor treatments over our novel therapies. For example, with the growing competition in the vaccine space, we are subject to increasing discounts to meet competitive dynamics and to help ensure our vaccines are available in retail pharmacies. If we are unable to compete effectively, this could reduce actual or anticipated future sales, which could negatively impact our results of operations.

Pfizer Inc.	2024 Form 10-K	15

In addition, competition from manufacturers of generic drugs, including from generic versions of competitors’ branded products that lose their market exclusivity, is a major challenge for our branded products. Certain of our products have experienced significant generic competition over the last few years. We anticipate a more significant impact of reduced revenues from patent-based or regulatory exclusivity expiries in 2026 through 2030 as several of our in-line products experience these expirations. See the Item 1. Business—Patents and Other Intellectual Property Rights section. In China, we expect to continue to face intense competition by certain generic manufacturers, which has resulted, and may result in the future, in price cuts and volume loss of some of our products.
In addition, our patented products may face generic or biosimilar competition before patent-based and/or regulatory exclusivity expires, including from “at-risk” launch (despite pending patent infringement litigation against the generic or biosimilar product) by a manufacturer of a generic or biosimilar version of one of our patented products. Generic and biosimilar manufacturers have filed or could file applications with the FDA seeking approval of product candidates that they claim do not infringe our or our collaboration and licensing partners’ patents or claim that our or our collaboration and licensing partners’ patents are not valid. We and our licensing and collaboration partners also face challenges in various jurisdictions by generic drug manufacturers to patents covering products for which we have patent rights, licenses or co-promotion rights. See Note 16A1.
We may become subject to competition from biosimilars referencing our biologic products if competitors are able to obtain marketing approval for such biosimilars.
We also commercialize biosimilar products that compete with products of others, including other biosimilar products. The number of current and forthcoming competing biosimilars, coupled with Medicare’s average sales price-based provider reimbursement methodology, is expected to increase pricing pressures on our biosimilar products. Uptake of our biosimilars may be lower due to various factors, such as access challenges where our product may not receive appropriate coverage/reimbursement access or remains in a disadvantaged position relative to an innovator product.
For additional information on competition our products face, see the Item 1. Business—Competition section.
CONCENTRATION
We recorded revenues of more than $1 billion for each of 11 products that collectively accounted for 66% of Total revenues in 2024. For example, Eliquis accounted for 12% of Total revenues in 2024. See Notes 1 and 17. If these products or any of our other major products were to, or continue to (if applicable), experience loss of patent protection (if applicable), changes in prescription or vaccination purchasing or growth rates, reduced product demand, material product liability litigation, unexpected side effects or safety concerns, regulatory proceedings or investigations, lower governmental and/or regulatory confidence, negative publicity affecting doctor or patient confidence, pressure from competitive products, changes in recommendations and coverage, changes in labeling, pricing and access pressures, including those related to the IRA, or supply shortages or if a new, more effective product should be introduced, the adverse impact on our revenues could be significant and our revenue forecasts and expectations could prove to be inaccurate and we may fail to meet these expectations. In particular, certain of our products have experienced patent-based expirations or loss of regulatory exclusivity in certain markets in the last few years, and we expect certain products to face increased generic competition over the next few years. While additional patent-based or regulatory exclusivity expiries will continue, we expect a moderate impact of reduced revenues due to patent expiries in 2025 and anticipate a more significant impact of reduced revenues from patent-based or regulatory exclusivity expiries in 2026 through 2030 as several of our in-line products experience these expirations. In addition, patents covering a number of our best-selling products are, or have been, the subject of pending legal challenges. For additional information on our patents, see the Item 1. Business—Patents and Other Intellectual Property Rights section. For Comirnaty and Paxlovid, while we believe that these products have the potential to provide ongoing stable revenue streams for Pfizer for the foreseeable future, revenues of these products have decreased substantially over time. For Paxlovid, utilization is expected to follow infection trends, and revenues may fluctuate based on the timing, duration and severity of COVID-19 infections. For information on risks associated with Comirnaty and Paxlovid, see the COVID-19 section below.
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
RESEARCH AND DEVELOPMENT
The discovery and development of new products, as well as the development of additional uses for existing products, are necessary for the continued strength of our business. Our product lines must be replenished over time to offset revenue losses when products lose exclusivity or market share or to respond to healthcare and innovation trends, as well as to provide for earnings growth, primarily through internal R&D or through collaborations, acquisitions, JVs, licensing or other arrangements. Growth depends in large part on our ability to identify and develop new products or new indications for existing products that address unmet medical needs and receive reimbursement from payors. However, balancing current growth, investment for future growth and the delivery of shareholder return remains a major challenge. The costs of product development continue to be high and are growing, as are regulatory requirements in many therapeutic areas, which may affect the complexity of drug trials, and the number of candidates we are able to fund as well as the sustainability of the R&D portfolio. Decisions made early in the development process of a drug or vaccine candidate can have a substantial impact on the marketing strategy and payor reimbursement possibilities if the candidate receives regulatory approval. We try to plan clinical trials prudently and to reasonably anticipate and address challenges, but there is no assurance that an optimal balance between trial conduct, speed and desired outcome will be achieved. In addition, potential quality issues may be identified in the course of a clinical trial that cannot be remediated to the satisfaction of a regulatory authority that may take actions within the scope of its enforcement authority, including excluding data and placing restrictions on future clinical trials.
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

Pfizer Inc.	2024 Form 10-K	16

GLOBAL OPERATIONS
We operate on a global scale and could be affected by currency and interest rate fluctuations; capital and exchange controls; local and global economic conditions including inflation, recession, volatility and/or lack of liquidity in capital markets; expropriation and other restrictive government actions; changes in intellectual property; legal protections and remedies; trade regulations; tariffs; tax laws and regulations; and procedures and actions affecting approval, production, pricing, and marketing of, reimbursement for and access to our products, as well as impacts of political or civil unrest or military action, including the ongoing conflicts between Russia and Ukraine and in the Middle East and their economic consequences, geopolitical instability, terrorist activity, unstable governments and legal systems, inter-governmental disputes, public health outbreaks, epidemics, pandemics, natural disasters or disruptions related to climate change.
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
We continue to monitor the global trade environment and potential trade conflicts, sanctions and impediments that could impact our business. If trade restrictions or tariffs reduce global economic activity, potential impacts could include declining sales; increased costs; volatility in foreign exchange rates; a decline in the value of our financial assets and pension plan investments; required increases of our pension funding obligations; increased government cost control efforts; delays or failures in the performance of customers, suppliers and other third parties on whom we may depend for the performance of our business; and the risk that our allowance for doubtful accounts may not be adequate. In addition, issued or future executive orders or other new or changes in laws, regulations or policy regarding tariffs, could have a material adverse effect on our business, earnings and financial guidance. The actual impact of the new tariffs on our business is subject to a number of factors including, but not limited to, restrictions on trade, the effective date and duration of such tariffs, countries included in the scope of tariffs, changes to amounts of tariffs, and potential retaliatory tariffs imposed by other countries.
We operate in many countries and transact in many different currencies. Changes in the value of those currencies relative to the U.S. dollar, or high inflation or deflation in those countries, can impact our revenues, costs and expenses and our financial guidance. Significant portions of our revenues, costs and expenses, as well as our substantial international net assets, are exposed to exchange rate changes. In 2024, 39% of our total revenues were derived from international operations, including 19% from Europe and 13% from China, Japan and the rest of the Asia Pacific region. Future changes in exchange rates or economic conditions and the impact they may have on our results of operations, financial condition or business are difficult to predict. For additional information about our exposure to foreign currency risk, see the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk section within MD&A.
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
PRODUCT MANUFACTURING, SALES AND MARKETING RISKS
We could encounter difficulties, delays or inefficiencies in our supply chain, product manufacturing and distribution networks, as well as sales or marketing, due to regulatory actions, shut-downs, work stoppages or strikes, approval delays, withdrawals, recalls, penalties, supply disruptions, shortages or stock-outs at our facilities or third-party facilities that we rely on, reputational harm, the impact to our facilities due to health pandemics or natural or man-made disasters, including as a result of climate change, product liability or unanticipated costs. Examples of such difficulties or delays include the inability to increase or maintain production capacity commensurate with demand; challenges related to component materials to maintain supply and/or appropriate quality standards throughout our supply network and/or comply with applicable regulations; inability to supply certain products due to voluntary product recalls or withdrawals, including, for example, our voluntary withdrawal of all lots of Oxbryta in all markets where it is approved; and supply chain disruptions at our facilities or at a supplier or vendor. In addition, we engage contract manufacturers, and, from time to time, our contract manufacturers may face difficulties or are unable to manufacture our products at the necessary quantity or quality levels.
Regulatory agencies periodically inspect our manufacturing facilities, as well as third-party facilities that we rely on, to evaluate compliance with cGMP or other applicable requirements. Failure to comply with these requirements may subject us to possible legal or regulatory actions, such as warning letters, suspension of manufacturing, seizure of product, injunctions, debarment, product recalls, delays or denials of product approvals, import bans or denials of import certifications. In response to requests from various regulatory authorities, manufacturers across the pharmaceutical industry, including Pfizer, are evaluating their product portfolios for the potential presence or formation of nitrosamines and we are actively engaging with regulatory authorities on this topic. If nitrosamines are detected above certain levels in our products, this may lead to market action for such products. For example, in 2021, Pfizer recalled all lots of Chantix due to the presence of a nitrosamine, N-nitroso-varenicline, at or above the acceptable intake limits communicated by various regulatory authorities. Regulatory authorities have since issued updated guidance on nitrosamine acceptable intake levels. With this guidance, which included an updated intake level for N-nitroso-varenicline, we have started making regulatory submissions to potentially enable Chantix to return to market in the U.S. and in certain international markets.
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

Pfizer Inc.	2024 Form 10-K	17

management and other areas. In conducting clinical trials, we may depend on contract research organizations to handle regulatory filings, monitor site performance and raise potential quality matters relating to clinical trials. Failure by one or more of the third-party collaborators, service providers and others to complete activities on schedule or in accordance with our expectations or to meet their contractual or other obligations to us; failure of one or more of these parties to comply with applicable laws or regulations; disruptions in one or more of these parties’ businesses, including unexpected demand for or shortage of raw materials or components, cyber-attacks on supplier systems, labor disputes or shortage and inclement weather, as well as natural or man-made disasters or pandemics; or any disruption in the relationships between us and these parties have or could delay or prevent the development, approval, manufacturing or commercialization of our products and product candidates, expose us to suboptimal quality of service delivery or deliverables, result in repercussions such as missed deadlines or other timeliness issues, erroneous data and supply disruptions, and could also result in non-compliance with legal or regulatory requirements or industry standards, including Good Clinical Practice (GCP) and other requirements, or subject us to reputational harm, all with potential negative implications for our product pipeline and business. Further, our revenues will be adversely affected by the termination or expiration of collaboration and co-promotion agreements that we have entered into and that we may enter into from time to time.
COUNTERFEIT PRODUCTS
Our reputation, in-line and pipeline portfolios render our medicines and vaccines prime targets for counterfeiters. Counterfeits pose a significant risk to patient health and safety because of the conditions under which they are manufactured—often in unregulated, unlicensed, uninspected, and unsanitary sites—as well as the lack of regulation of their contents. Failure to mitigate this threat could adversely impact consumers who use our products, potentially causing them harm. This situation, in turn, may result in the loss of patient confidence in the Pfizer name and in the integrity of our medicines and vaccines, and potentially impact our business through lost sales, product recalls, and possible litigation. The prevalence of counterfeit medicines is an industry-wide issue due to a variety of factors, including the adoption of e-commerce. As consumers increasingly turn to the internet as a source for many products including medicines, they are at the same time increasingly exposed to fake medicines via the internet as criminals increasingly distribute counterfeit and substandard medicines through “rogue” online pharmacies. The internet exposes patients to greater risk as it is a preferred vehicle for dangerous counterfeit offers and scams that target unsuspecting consumers. Traffic to these generally deceptive pharmacy sites is largely driven by misplaced trust in sophisticated internet retailers and social media offers coupled with the convenience e-commerce affords consumers. Counterfeiters generally target any medicine or vaccine boasting strong demand and we have observed heightened counterfeit and fraud attempts to our internal medicine portfolio, as well as products utilized in the treatment of COVID-19.
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
RISKS RELATED TO GOVERNMENT REGULATION AND LEGAL PROCEEDINGS:
PRICING AND REIMBURSEMENT
Our future results could be adversely affected by changes in U.S. and international governmental regulations that mandate price controls, create coverage criteria, or limit patient access to our products. In addition to the expansion of price controls in the U.S. in the IRA, the adoption of more restrictive coverage policies and price controls in new and existing jurisdictions, or the failure to obtain or maintain coverage and pricing could also adversely impact revenue. We expect pricing pressures and other cost containment measures for drugs and vaccines will continue.
In the U.S., pharmaceutical product pricing is subject to government and public scrutiny and calls for reform, and many of our products are subject to increasing pricing pressures as a result. We expect to see continued focus by the U.S. government on regulating pricing and access to medicine. For example, the drug pricing provisions of the IRA are being implemented over the next several years. The IRA directs HHS to set the prices of certain high-expenditure, single-source drugs and biologics covered under Medicare. The IRA also imposes rebates under Medicare Part B and Medicare Part D which require manufacturers to pay rebates if price increases outpace inflation relative to a benchmark period, and replaces the Medicare Part D coverage gap discount program with a new discounting program. The drug pricing provisions of the IRA began to be implemented in 2022 and implementation efforts will continue in coming years. In August 2023, CMS published the first ten medicines subject to the MDPNP, which included Eliquis. In August 2024, the government released the new Medicare price for Eliquis, which will become effective January 1, 2026. On January 17, 2025, CMS announced the selection of another 15 drugs from Medicare Part D for the maximum fair price, with prices to be set and effective on January 1, 2027. Ibrance and Xtandi were included in the list of 15 drugs selected. Another 15 drugs from Medicare Part B or Medicare Part D will be selected by February 1, 2026, for the maximum price to be set and in effect by January 1, 2028. It is possible that more of our products could be selected in future years, which could, among other things, lead to lower revenues prior to expiry of intellectual property protections. Health plans may also require rebates in addition to the maximum fair price for preferred placement on a Medicare plan formulary. The MDPNP is currently subject to legal challenges and therefore, the outcome remains uncertain. We continue to evaluate the impact of the IRA on our business, operations and financial condition and results as the full effect of the IRA on our business and the pharmaceutical industry remains uncertain. For additional information, see the Item 1. Business—Government Regulation and Price Constraints section.
Payors may give preference to generic drugs and biosimilars more aggressively to generate savings and attempt to stimulate additional price competition. In addition, we expect that consolidation and integration among pharmacy chains, wholesalers and PBMs will increase pricing pressures in the industry. Some states have implemented, and others are considering, patient access constraints or cost cutting under state regulated programs including the Medicaid program. States have continued to focus on addressing drug costs, generally by increasing price transparency or attempting to limit drug price increases for state-regulated insurance. Measures to regulate prices or payment for pharmaceutical products, including legislation on drug importation and prescription drug affordability boards (PDABs) that seek to impose reimbursement limits for certain drugs, could adversely affect our business. For additional information on U.S. pricing and reimbursement, see the Item 1. Business—Government Regulation and Price Constraints section.
We encounter similar regulatory and legislative issues in most other countries in which we operate. In certain markets, such as in EU member states, the U.K., Japan, China, Canada, Australia and New Zealand, governments have significant power as large single payors to regulate prices, access criteria, or impose other means of cost control, particularly as a result of recent global financing pressures. For example, the QCE and VBP tender process in China has resulted in significant price cuts for off-patent medicines. Additionally, in the EU, the EC proposed the largest reform of EU pharmaceutical legislation in 20 years. In April 2024, the European Parliament introduced amendments to the EC’s proposal. The EU legislative process remains ongoing, with several stages still required before the reform can receive final approval. This reform may alter

Pfizer Inc.	2024 Form 10-K	18

regulatory exclusivity periods for our products and may add burdensome obligations that impact access. In addition, with the European Regulation on Health Technology Assessment (EU HTA-R) taking effect in January 2025, we are engaging and monitoring application of the EU’s new clinical assessment program to new oncology products and certain biologic products submitted to the EMA. For additional information regarding these government initiatives, see the Item 1. Business—Government Regulation and Price Constraints section. We anticipate that these and similar initiatives will continue to increase pricing and access pressures globally. In addition, in many countries, with respect to our vaccines, we participate in a tender process for selection in national immunization programs. Failure to win national immunization tenders or to obtain acceptable pricing, as well as recent entry of additional competitors, could adversely affect our business.
U.S. HEALTHCARE REGULATION
The U.S. healthcare industry is highly regulated and subject to frequent and substantial changes. Any significant additional efforts at the U.S. federal or state levels to reform the healthcare system by changing the way healthcare is provided or funded could have a material impact on us. For additional information on U.S. healthcare regulation, see the Item 1. Business––Government Regulation and Price Constraints section. Other U.S. federal or state legislative or regulatory action and/or policy efforts could adversely affect our business, including, among others, general budget control actions, changes in patent laws, the importation of prescription drugs to the U.S. at prices that are regulated by foreign governments, revisions to reimbursement of biopharmaceuticals under government programs that could reference international prices or require new discounts, limitations on interactions with healthcare professionals and other industry stakeholders, restrictions on pharmaceutical advertising, or the use of comparative effectiveness methodologies that could be implemented in a manner that focuses primarily on cost differences and minimizes the therapeutic differences among pharmaceutical products and restricts access to innovative medicines. In addition, we may face increased risks to, among other things, our business, revenue, earnings, reputation or financial guidance, as a result of potential changes to vaccine or other healthcare policy in the U.S.
Any additional reduction of U.S. federal spending on entitlement programs beyond the IRA, including Medicare, Medicaid, or any other publicly funded or subsidized health programs, and the 340B Program, may affect payment for our products or services provided using our products. Any other significant spending reductions or cost controls affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented could have an adverse impact on our results of operations. The IRA is being implemented largely through government guidance and as its effect on Medicare and commercial markets evolve, we will continue to evaluate the potential impacts to our business.
We expect additional drug cost containment efforts at both the federal and state levels. Further, commercial payors often follow Medicare coverage policy and payment limitations when setting their own payment rates. Any reduction in cost or other containment measures may similarly be adopted by commercial plans. Coverage policies and reimbursement rates for commercial plans may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
We may not be able to receive or maintain favorable recommendations by technical or advisory committees, such as the ACIP or an FDA Advisory Committee, which may impact the availability or commercial potential of our products and product candidates. Further, claims and concerns that may arise regarding the safety and/or efficacy of in-line products and product candidates can negatively impact current or future product sales, as applicable, and potentially lead to regulator-directed risk evaluations and assessments, asset impairments, and/or consumer fraud, product liability and other litigation and claims, as well as product recalls or withdrawals, including our voluntary withdrawal of all lots of Oxbrtya in all markets where it is approved, and any regulatory or other impact on Oxbryta or other sickle cell disease assets. Regulatory requirements may also result in a more challenging, expensive and lengthy regulatory approval process than anticipated due to requests for, among other things, additional or more extensive clinical trials prior to granting approval, or increased post-approval requirements. For these and other reasons discussed in this Risk Factors section, we may not obtain the approvals we expect within the timeframe we anticipate, or at all.

Pfizer Inc.	2024 Form 10-K	19

POST-AUTHORIZATION/APPROVAL DATA
As a condition to granting marketing authorization or approval of a product, the FDA may require, or the sponsor may voluntarily agree to undertake, post-marketing commitments such as additional clinical trials or other studies. The results generated in these trials have in the past impacted certain of our products and could impact our products in the future, such as by resulting in the loss of marketing approval, changes in labeling, and/or new or increased concerns about safety and/or efficacy, including newly discovered adverse events. Regulatory agencies in countries outside the U.S. often have similar regulations and may impose comparable requirements, although there are differences between the U.S., the EU and other international regulatory requirements, which may contribute to inconsistency or uncertainty in the marketability of our products across different jurisdictions. Post-marketing studies and clinical trials, whether conducted by us or by others, whether mandated by regulatory agencies or conducted voluntarily, and other emerging data about products, such as adverse event reports, may also adversely affect the availability or commercial potential of our products. Further, if safety or efficacy concerns are raised about a product in the same class as one of our products, those concerns could implicate the entire class; and this, in turn, could have an adverse impact on the availability or commercial viability of our product(s) or product candidates as well as other products in the class. The potential regulatory, commercial or other implications of post-marketing study results typically cannot immediately be determined. In September 2024, we made the decision to voluntarily withdraw Oxbryta in all markets where it is approved based on the totality of clinical data that indicated at that time the overall benefit of Oxbryta no longer outweighs the risk in the approved sickle cell patient population. For more information, see the Product Developments section within MD&A.
The terms of our EUA for Comirnaty require that we conduct post-observational studies to evaluate the association between the Pfizer-BioNTech COVID-19 Vaccine (Original monovalent), Pfizer-BioNTech COVID-19 Vaccine, Bivalent, and the Pfizer-BioNTech COVID-19 Vaccine (2023-2024 Formula), and a pre-specified list of adverse events of special interest, including myocarditis and pericarditis, along with deaths and hospitalizations, and severe COVID-19. The required study populations include individuals specified in our September 2023 authorization letter (reissued) as well as populations of interest, such as healthcare workers, pregnant women, immunocompromised individuals and subpopulations with specific comorbidities. Additionally, in relation to the FDA approval for Comirnaty, we are required to complete certain post marketing study requirements and commitments through 2024 and beyond.
LEGAL MATTERS
We are and may be involved in various legal proceedings, including patent litigation, product liability and other product-related litigation, including personal injury, consumer fraud, off-label promotion, securities, antitrust and breach of contract claims, commercial and other asserted and unasserted matters, environmental, government and tax investigations, employment litigation, tax litigation and other legal proceedings that arise from time to time in the ordinary course of our business. Litigation is inherently unpredictable, and excessive verdicts do occur. Although we believe that our claims and defenses in matters in which we are a defendant are substantial, we have in the past and could in the future incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations.
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
Our sales and marketing activities, the pricing of our products and other aspects of our business are subject to extensive regulation under the FFDCA, the MDRP, the FCPA and other federal and state statutes, including those discussed elsewhere in this Form 10-K, as well as the AKS, anti-bribery laws, the False Claims Act, consumer protection statutes and similar laws in international jurisdictions. In addition to the potential for changes to relevant laws, the compliance and enforcement landscape is informed by government litigation, settlement precedent, advisory opinions, and special fraud alerts. Our approach to certain practices may evolve over time in light of these types of developments.
Requirements or industry standards in the U.S. and certain jurisdictions abroad require pharmaceutical manufacturers to track and disclose financial interactions with healthcare professionals and healthcare providers and can increase government and public scrutiny of such financial interactions. If an interaction is found to be improper, government enforcement actions and penalties could result. Like many companies in our industry, we have from time to time received, and may receive in the future, inquiries and subpoenas and other types of information demands from government authorities. In addition, we have been and may in the future be subject to claims and other actions related to our business activities, brought by governmental authorities, as well as consumers and private payors. In some instances, we have incurred significant expense, civil payments, fines and other adverse consequences as a result of these claims, actions and inquiries. Such claims, actions and inquiries may relate to alleged non-compliance with laws and regulations associated with the dissemination of product (approved and unapproved) information, potentially resulting in government enforcement action and reputational damage. These risks may be heightened by the use of AI in our operations as well as in our digital marketing, including social media, mobile applications and blogger outreach, as well as direct-to-consumer marketing and digital platform offerings.
In connection with the resolution of a U.S. government investigation concerning independent copay assistance organizations that provide financial assistance to Medicare patients, in 2018, we entered into a Corporate Integrity Agreement with the Office of the Inspector General of the HHS (OIG), which expired in May 2023. Pfizer submitted its final annual report in October 2023 and the OIG officially closed the matter in January 2025.
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
For additional information, including information regarding certain legal proceedings in which we are involved in, see Note 16A.

Pfizer Inc.	2024 Form 10-K	20

RISKS RELATED TO INTELLECTUAL PROPERTY, TECHNOLOGY AND SECURITY:
INTELLECTUAL PROPERTY PROTECTION
Our success largely depends on our ability to market technologically competitive products. We rely and expect to continue to rely on a combination of intellectual property, including patent, trademark, trade dress, copyright, trade secret and domain name protection laws, as well as confidentiality and license agreements, to protect our intellectual property and proprietary rights. If we fail to obtain and maintain adequate intellectual property protection, we may not be able to prevent third parties from launching generic or biosimilar versions of our branded products, from using our proprietary technologies or from marketing products that are very similar or identical to ours. Our currently pending or future patent applications may not result in issued patents or be granted on a timely basis. Similarly, any term extensions that we seek may not be granted on a timely basis, if at all, and any term adjustments related to patent office delays in obtaining a patent may be reduced or eliminated entirely due to risks associated with changes in law relating to patent terms. In addition, our issued patents may not contain claims sufficiently broad to protect us against claims regarding validity, enforceability, scope and effective term made by parties with similar technologies or products or provide us with any competitive advantage, including patent-based exclusivity in a particular technology or product area.
Further, legal or regulatory action by various stakeholders or governments could potentially result in us not seeking intellectual property protection for or agreeing not to enforce or being restricted from enforcing intellectual property related to our products. For example, the WTO’s June 2022 Ministerial Decision on the Agreement on Trade-Related Aspects of Intellectual Property Rights seeks to make it easier for certain WTO members to issue a compulsory license on COVID-19 vaccines.
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

Pfizer Inc.	2024 Form 10-K	21

INFORMATION TECHNOLOGY AND SECURITY
Significant disruptions of IT systems or breaches of information security could adversely affect our business. We extensively rely upon sophisticated IT systems (including cloud services) to operate our business. We produce, collect, process, store and transmit large amounts of confidential information (including personal information and intellectual property), and we deploy and operate an array of technical and procedural controls to maintain the confidentiality, integrity and availability of such confidential information. We develop and operate digital systems to engage patients, healthcare providers, governments, payors and supply chain partners to conduct business and deliver medicines, digital diagnostics, clinical trials and digital therapies. Such systems include mobile applications, wearable devices, internet websites and other digital technologies that may be targets of attack. We have outsourced significant elements of our operations, including significant elements of our IT infrastructure and, as a result, we manage relationships with many third-party providers who may or could have access to our confidential information. We rely on technology developed, supplied and/or maintained by third-parties that may make us vulnerable to “supply chain” style cyber-attacks. Further, technology and security vulnerabilities of acquisitions, business partners or third-party providers may not be identified during due diligence or soon enough to mitigate exploitation. The size and complexity of our IT and information security systems, and those of our third-party providers (and the large amounts of confidential information that is present on them), make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by, but not limited to, our employees, contingent workers, service providers, business partners, customers or malicious attackers. As a global pharmaceutical company, our systems and assets are the target of frequent cyber-attacks. Such cyber-attacks are of ever-increasing levels of sophistication, including the use of adversarial AI techniques, and are made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage, extortion, property destruction and personal information theft) and expertise, including, but not limited to, organized criminal groups, “hacktivists,” nation states, employees, business partners and others. Due to the nature of some of these attacks, there is a risk that they may remain undetected for a period of time. While we have invested in the protection of data and IT and develop and maintain systems and controls, our efforts, like those of other similar companies, have not always and may not in the future prevent service interruptions, extortion, theft of confidential, personal or proprietary information, compromise of data integrity or unauthorized information disclosure. Any technology service interruption or breach of our systems could adversely affect our business operations and/or result in potential legal liability, the loss of personal data, confidential information or intellectual property. Such incidents could require disclosure to government authorities and/or regulators and could require notification to impacted individuals and any incident could result in financial, legal, business and reputational harm to us. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.
AI is increasingly being used in the biopharmaceutical and global healthcare industries. As with many developing technologies, AI presents risks and challenges. For example, algorithms may be flawed or trained on content without the necessary intellectual property rights or other legal rights or permissions; data sets may not be appropriate for the intended use, of poor quality, contain biased information, or become corrupted during a cyber-attack; and inappropriate or controversial data practices by data scientists, engineers, and end-users could impair results. If the outputs that AI produces or assists in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability and brand or reputational harm. Furthermore, use of AI may lead to the release of confidential information which may impact our ability to realize the benefits of our data, including intellectual property.
GENERAL RISKS
BUSINESS DEVELOPMENT ACTIVITIES AND STRATEGIC GOALS
We have established significant growth goals, which we plan to achieve, in part, by not only advancing our own product pipelines and maximizing the value of our existing products, but also through various forms of business development activities, which can include alliances, licenses, JVs, collaborations, equity- or debt-based investments, dispositions, divestments, mergers and acquisitions. We view our business development activity as an enabler of our strategies and seek to generate growth by pursuing opportunities and transactions that have the potential to strengthen our business and our capabilities. The success of our business development activities is dependent on the availability and accurate evaluation of appropriate opportunities, competition from others that are seeking similar opportunities and our ability to successfully identify, structure and execute transactions, including the ability to satisfy closing conditions in the anticipated timeframes or at all, and our ability to successfully integrate acquired businesses and develop and commercialize acquired products. Pursuing, executing and consummating these transactions may require substantial investment, which may require us to obtain additional equity or debt financing, which has in the past and could in the future result in increased leverage and/or a downgrade of our credit ratings and could limit our ability to obtain future financing. We have incurred substantial indebtedness to fund our acquisition of Seagen. We financed a portion of the transaction with the proceeds from the $31 billion of long-term debt issued in May 2023, plus additional short-term indebtedness issued prior to the acquisition. The amount of debt that we have incurred could have significant consequences including, among other things, reducing our operating or financial flexibility, requiring a portion of our cash flow from operations to make interest payments and reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our business. To the extent we incur additional indebtedness or interest rates increase, these risks could increase further.
The success of our business development transactions depends on our ability to realize the anticipated benefits of these transactions and is subject to numerous risks and uncertainties, many of which are outside of our control. Unsuccessful clinical trials, regulatory hurdles, new information and commercialization challenges, among other factors, may adversely impact revenue and income contribution from business development transactions, including from acquired products and businesses, and may lead to impairment of acquired assets. We may fail to generate expected revenue growth for our existing products, product pipeline and contribution from these transactions or from acquired products or businesses or we may fail to achieve anticipated cost savings, within expected time frames or at all, which may impact our ability to meet our growth objectives. In certain transactions, we may agree to provide certain transition services for an extended period of time, which may divert our focus and resources that would otherwise be invested into maintaining or growing our business. Similarly, the accretive impact anticipated from certain transactions may not be realized or may be delayed. Integration of acquired products or businesses may result in the loss of key employees, the disruption of ongoing business, including third-party relationships, or inconsistencies in standards, controls, procedures and policies. Further, while we seek to mitigate risks and liabilities through, among other things, due diligence, we may be exposed to risks and liabilities as a result of business development transactions. There is no assurance that we will be able to acquire attractive businesses or enter into strategic business relationships on favorable terms ahead of our competitors, or that such acquisitions or strategic business development relationships will be accretive to earnings or improve our competitive position.
Where we invest in or otherwise obtain debt or equity securities of third parties in connection with business development transactions, such as our ownership interest in Haleon, we may be unable to direct or influence the management, operational decisions and policies of such companies

Pfizer Inc.	2024 Form 10-K	22

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
COVID-19
We face risks and uncertainties related to our COVID-19 products, including Comirnaty and Paxlovid or any potential future COVID-19 vaccines, treatments or combinations, including, among others, the risk that as the market for COVID-19 products remains endemic and seasonal, demand for our COVID-19 products has and may continue to be reduced or not meet expectations, which has and may continue to lead to reduced revenues, excess inventory or other unanticipated charges; risks related to our ability to develop and commercialize variant adapted vaccines, combinations and/or treatments; uncertainties related to recommendations and coverage for, and the public’s adherence to, vaccines, boosters, treatments or combinations; risks related to our ability to accurately predict revenue for Comirnaty and Paxlovid or any potential future COVID-19 vaccines or treatments; whether and when EUA or biologics license applications or amendments to any such applications may be filed in particular jurisdictions for Comirnaty or any other potential vaccine or vaccine candidates, including those related to potential future annual boosters, re-vaccinations, or vaccines in additional populations, and if obtained, whether or when such EUA or licenses, or existing EUAs, will expire or terminate; whether and when additional supply or purchase agreements will be reached or existing agreements will be modified; potential third-party royalties or other claims related to Comirnaty or Paxlovid; and the other risks and uncertainties discussed throughout this Item 1A. Risk Factors.
RESPONSIBLE BUSINESS GROWTH
Pfizer is subject to transitional and physical risks related to climate change. Transitional risks include, for example, a disorderly global transition away from fossil fuels that may result in increased energy prices; customer preference for low or no-carbon products; stakeholder pressure to decarbonize assets; or new legal or regulatory requirements that result in new or expanded carbon pricing, taxes, restrictions on GHG emissions, and increased GHG disclosure and transparency. These risks could increase operating costs, including the cost of our electricity and energy use, or otherwise increase compliance costs. Physical risks to our operations include water stress and drought; flooding and storm surge; wildfires; extreme temperatures and storms, which could impact pharmaceutical production, increase costs, or disrupt supply chains of medicines for patients. For example, our manufacturing facility in Rocky Mount, NC was damaged by a tornado in July 2023. For additional details on the impact of the tornado in Rocky Mount, NC, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Operating Environment section within MD&A. Our supply chain is subject to these same transitional and physical risks and would likely pass along any increased costs to us.
In June 2022, Pfizer established our fourth consecutive GHG reduction goal with new near- and long-term targets to achieve the Science Based Target Initiative’s voluntary Net-Zero Standard by 2040. While we are working to develop and implement emission reduction plans to achieve our voluntary climate goals, various factors, including the long time horizons and commercial availability of new technologies to enable the emission reductions, in the time and scale needed, may present inherent risk in our ability to meet these goals. Additionally, success may depend on the actions of governments and third parties and may require, among other things, significant capital investment; R&D; and government policies and incentives to foster innovation and reduce costs of technologies that may not currently exist or be available at scale.
Certain governmental authorities, non-governmental organizations, customers, investors, employees, and other stakeholders are increasingly sensitive to matters perceived to be related to responsible business growth, such as equitable access to medicines and vaccines, product quality and safety, human capital, diversity, equity and inclusion, environmental stewardship, support for local communities, value chain environmental and social due diligence, and corporate governance and transparency. In addition, governments and the public expect companies like us to report on our business practices with respect to human rights, responsible sourcing and environmental impact, as well as the actions of our third-party contractors and suppliers around the world. This focus may lead to new expectations or requirements that could result in increased costs associated with research, development, manufacture, or distribution of our products. Our ability to compete could also be affected by changing customer preferences and requirements, such as growing demand for companies to establish validated Net Zero targets or offer more sustainable products. While we are committed to responsible business growth, if we do not meet, or are perceived not to meet, our goals or other stakeholder expectations in these key areas, we risk negative stakeholder reaction, including from proxy advisory services, as well as damage to our brand and reputation, reduced demand for our products or other negative impacts on our business and operations. While we monitor a broad range of corporate responsibility matters, we cannot be certain that we will manage such matters successfully, or that we will successfully meet the expectations of investors, employees, consumers, governments and other stakeholders.
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

Pfizer Inc.	2024 Form 10-K	23

COST AND EXPENSE CONTROL AND UNUSUAL EVENTS
Growth in costs and expenses, changes in product and geographic mix and the impact of acquisitions, divestitures, restructurings, internal reorganizations, product withdrawals, recalls and other unusual events that could result from evolving business strategies, evaluation of asset realization and organizational restructuring could adversely affect future results. Such risks and uncertainties include, in particular, our ability to realize the projected benefits of our cost-reduction and productivity initiatives, including our enterprise-wide cost realignment program and manufacturing optimization program, other corporate strategic initiatives and any acquisitions, divestitures or other initiatives, as well as potential disruption of ongoing business, such as potential impacts on our ability to deliver on our pipeline as planned. Additionally, as a result of these initiatives, we may experience a loss of continuity, loss of accumulated knowledge or intellectual property and/or inefficiency, adverse effects on employee morale, loss of key employees and/or other retention issues during transitional periods. Reorganizations and restructurings can require a significant amount of time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
INTANGIBLE ASSETS, GOODWILL AND EQUITY-METHOD INVESTMENTS
Our consolidated balance sheet contains significant amounts of intangible assets, including IPR&D and goodwill. For IPR&D assets, the risk of failure is significant, and there can be no certainty that these assets ultimately will yield successful products. Our ability to realize value on these significant investments is often contingent upon, among other things, regulatory approvals and market acceptance. As such, IPR&D assets may become impaired and/or be written off in the future if the associated R&D effort is abandoned or is curtailed. For goodwill, all reporting units can confront events and circumstances that can lead to a goodwill impairment charge such as, among other things, unanticipated competition, an adverse action or assessment by a regulator, a significant adverse change in legal matters or in the business climate and/or a failure to replace the contributions of products that lose market exclusivity. Our other intangible assets, including developed technology rights and brands, face similar risks for impairment. Our equity-method investments may also be subject to impairment charges that may result from the occurrence of unexpected adverse events or management decisions that impact our estimates of expected cash flows to be generated from these investments. We may recognize impairment charges as a result of a weak economic environment, challenging market conditions, decisions by management, or events related to particular customers or asset types, such as the development of competing assets by us or others, regulatory actions or product recalls or withdrawals. Any such impairment charge of our intangible assets, goodwill and equity-method investments may be significant. See Note 4 for a discussion of recent impairments of intangible assets. For additional details, see the Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions—Asset Impairments section within MD&A.
CHANGES IN LAWS AND ACCOUNTING STANDARDS
Our future results could be adversely affected by changes in laws, regulations or policies, or their interpretation, including, among others, changes in accounting standards, tariffs, tax laws and regulations internationally and in the U.S., including, without limitation, the IRA, the adoption of global minimum taxation requirements outside the U.S. generally effective in most jurisdictions since January 1, 2024 and potential changes to existing tax laws, tariffs, competition laws, privacy laws and environmental laws or changes to other laws, regulations and policies in the U.S., including by the U.S. Presidential administration and Congress, as well as in other countries. For example, issued or future executive orders or other new or changes in laws, regulations or policy regarding tariffs, could have a material adverse effect on our business, earnings and financial guidance. The actual impact of the new tariffs on our business is subject to a number of factors including, but not limited to, restrictions on trade, the effective date and duration of such tariffs, countries included in the scope of tariffs, changes to amounts of tariffs, and potential retaliatory tariffs imposed by other countries. See Government Regulation and Price Constraints for additional information regarding privacy and other laws. For additional information on changes in tax laws or rates or accounting standards, see the Provision/(Benefit) for Taxes on Income and New Accounting Standards sections within MD&A and Note 1B.

ITEM 1C.	CYBERSECURITY
Managing cybersecurity risk is a crucial part of our overall strategy for safely operating our business. We incorporate cybersecurity practices into our Enterprise Risk Management (ERM) program. Management is responsible for assessing and managing risk, including through the ERM program, subject to oversight by our BOD. Our cybersecurity policies and practices are aligned with NIST (National Institute of Standards and Technology) industry standards.
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
•Supplier Ecosystem Management: We extend our cybersecurity management control expectations to our supply chain ecosystem, as appropriate. This includes identifying cybersecurity risks presented by third parties.
•Incident Response Planning: We have established, and maintain and periodically test, incident response plans that direct our response to cybersecurity events and incidents. Such plans include the protocol by which certain significant or potentially material incidents would be communicated to executive management, our BOD, external regulators and shareholders, as appropriate.
•Enterprise-Wide Coordination: We engage relevant stakeholders from across the Company to identify emerging risks and respond to cybersecurity threats. This cross-functional approach includes personnel from our R&D, manufacturing, commercial, technology, legal, compliance, internal audit and other business functions.

Pfizer Inc.	2024 Form 10-K	24

•Governance: Our BOD’s oversight of cybersecurity risk management is led by the Audit Committee, which oversees our ERM program. Cybersecurity threats, risks and mitigation are periodically reviewed by the Audit Committee and such reviews include both internal and independent assessment of risks, controls and effectiveness.
Our risk assessment efforts have indicated that we are a target for theft of intellectual property, financial resources, personal information, and trade secrets from a wide range of actors including nation states, organized crime, malicious insiders and activists. The impacts of attacks, abuse and misuse of Pfizer’s systems and information could include, without limitation, loss of assets, operational disruption and damage to Pfizer’s reputation.
A key element of managing cybersecurity risk is the ongoing assessment and testing of our processes and practices through auditing, assessments, drills and other exercises focused on evaluating the sufficiency and effectiveness of our risk mitigation. We regularly engage third parties to perform assessments of our cybersecurity measures, including information security maturity assessments and independent reviews of our information security control environment and operating effectiveness. Certain results of such assessments and reviews are reported by the Chief Information Security Officer (CISO) to certain senior leaders, the Audit Committee and the BOD, as appropriate, and we make adjustments to our cybersecurity processes and practices as necessary based on the information provided by the third-party assessments and reviews.
The Audit Committee oversees cybersecurity risk management, including the policies, processes and practices that management implements to prevent, detect and address risks from cybersecurity threats. The Audit Committee receives periodic briefings on, and discusses with our CISO, cybersecurity risks and risk management practices, including, for example, recent developments in the external cybersecurity threat landscape, evolving standards, vulnerability assessments, third-party and independent reviews, technological trends and considerations arising from our supplier ecosystem. The Audit Committee may also promptly receive information regarding certain significant or potentially material cybersecurity incidents that may occur, including any ongoing updates regarding the same.
Our CISO is a member of our management team who is principally responsible for overseeing our cybersecurity risk management program, in partnership with other business leaders across the Company. We believe our CISO and the information security organization have the appropriate expertise, background and depth of experience relating to monitoring the prevention, mitigation, detection and remediation of cybersecurity incidents to manage risks arising from cybersecurity threats. The CISO works in coordination with other members of the management team, including, among others, the Chief Digital Officer, the Chief Financial Officer and the Chief Legal Officer and their designees.
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
For the fiscal year ended December 31, 2024, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. For further discussion of the risks associated with cybersecurity incidents, see the Item 1A. Risk Factors—Information Technology and Security section in this Form 10-K.

ITEM 2.	PROPERTIES
Our global headquarters are located in New York City. We own and lease space globally for sales and marketing, customer service, regulatory compliance, R&D, manufacturing and distribution and corporate enabling functions. In many locations, our business and operations are co-located to achieve synergy and operational efficiencies. We continue to advance our global workplace strategy to provide workplaces that promote our forward-thinking and highly inclusive culture. As of December 31, 2024, we had 251 owned and leased properties worldwide, amounting to approximately 37 million square feet.
As of December 31, 2024, PGS had responsibility for 37 plants around the world, which manufacture products for our commercial divisions, including in Belgium, Germany, India, Ireland, Italy, Japan, Singapore and the U.S. The leadership team for PGS is primarily located in New York City. PGS also operates multiple distribution facilities around the world. PGS continuously evaluates it network and capacity to meet Pfizer's ever changing needs and help inform future decisions.
In the U.S., our R&D facilities contain an aggregate of approximately 9 million square feet, with the majority of that area owned by Pfizer. Outside of the U.S., we lease R&D labs in the U.K., India and Belgium.
In general, we believe that our properties, including the principal properties described above, are well-maintained, adequate and suitable for their current requirements and for our operations in the foreseeable future. See Note 9 for amounts invested in land, buildings and equipment.

ITEM 3.	LEGAL PROCEEDINGS
Certain legal proceedings in which we are involved are discussed in Note 16A.

Pfizer Inc.	2024 Form 10-K	25

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of the Company are set forth in this table. Each holds the office or offices indicated until his or her successor is chosen and qualified at the regular meeting of the BOD to be held on the date of the 2025 Annual Meeting of Shareholders, or until his or her earlier death, resignation or removal. Each of the executive officers is a member of the Pfizer Executive Leadership Team.

Name	Age	Position

Albert Bourla, DVM, Ph.D.	63
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

Andrew Baum, MA, BM ChB	55
Chief Strategy and Innovation Officer and Executive Vice President since 2024. Prior to joining Pfizer, he was Head of Global Healthcare - Managing Director Equity Research at Citigroup from 2011 until 2024.

Chris Boshoff, MD, FRCP, FMedSci, Ph.D.	61
Chief Scientific Officer and President, Research & Development, since January 2025. Chief Oncology Officer, Executive Vice President from December 2023 until December 2024. Chief Oncology Research and Development Officer and Executive Vice President from July 2023 until December 2023. Senior Vice President, Oncology, from 2017 until 2023.

David M. Denton	59
Chief Financial Officer, Executive Vice President since May 2022. Executive Vice President, Chief Financial Officer, Lowe’s Companies, Inc., from November 2018 until April 2022; Executive Vice President and Chief Financial Officer, CVS Health Corporation (a diversified health solutions company), from January 2010 until November 2018. Served as Director of Haleon plc from March 2023 to December 2024.

Alexandre de Germay	57
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

Lidia Fonseca	56
Chief Digital and Technology Officer, Executive Vice President since January 2019. Chief Information Officer and Senior Vice President of Quest Diagnostics Incorporated from 2014 to 2018. Senior Vice President of Laboratory Corporation of America Holdings from 2008 until March 2013. Director of Medtronic plc.

Douglas M. Lankler	59
Chief Legal Officer, Executive Vice President since January 2025. General Counsel, Executive Vice President from December 2013 until December 2024. Corporate Secretary from January 2014 until February 2014. Executive Vice President, Chief Compliance and Risk Officer from February 2011 until December 2013.

Aamir Malik	49
Chief U.S. Commercial Officer, Executive Vice President since December 2023. Chief Business Innovation Officer, Executive Vice President from August 2021 until December 2023. Various U.S. geographic leadership roles with McKinsey & Company from 2019 to 2021; previously co-led McKinsey & Company’s Global Pharmaceuticals & Medical Products practice from 2015 to 2018.

Michael McDermott	59
Chief Global Supply and Quality Officer, Executive Vice President since January 2025. Chief Global Supply Officer, Executive Vice President from 2022 until December 2024. President of Pfizer Global Supply from 2018 until 2021. Vice President of Pfizer Global Supply from 2014 until 2018. Vice President of the Biotechnology Unit from 2012 until 2014.

Payal Sahni	50
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

Sally Susman	63
Chief Corporate Affairs Officer, Executive Vice President since January 2019. Executive Vice President, Corporate Affairs (formerly Policy, External Affairs and Communications) from December 2010 until December 2018. Senior Vice President, Policy, External Affairs and Communications from December 2009 until December 2010. Director of UL Solutions Inc.

Pfizer Inc.	2024 Form 10-K	26

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The principal market for our common stock is the NYSE. Our common stock currently trades on the NYSE under the symbol “PFE”. As of February 20, 2025, there were 113,116 holders of record of our common stock.

The following summarizes purchases of our common stock during the fourth quarter of 2024:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Value of Shares that May Yet Be Purchased Under the Plan(b)
September 30 through October 27, 2024	33,110	$29.04	—	$3,292,882,444
October 28 through November 30, 2024	34,233	$27.85	—	$3,292,882,444
December 1 through December 31, 2024	63,672	$26.21	—	$3,292,882,444
Total	131,015	$27.36	—
(a)Represents (i) 127,726 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive programs and (ii) the open market purchase by the trustee of 3,289 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who deferred receipt of performance share awards.
(b)See Note 12.
PEER GROUP PERFORMANCE GRAPH
The following graph assumes a $100 investment on December 31, 2019, and reinvestment of all dividends, in each of the Company’s Common Stock, a composite peer group of the major U.S. and European-based pharmaceutical companies, which are: AbbVie Inc., Amgen Inc., AstraZeneca PLC, Bristol-Myers Squibb Company, Eli Lilly and Company, GSK plc, Johnson & Johnson, Merck & Co., Inc., Novartis AG, Novo Nordisk, Roche Holding AG and Sanofi, the S&P 500 Index and the NYSE Arca Pharmaceutical Index (DRG index).
Five Year Performance

	2019	2020	2021	2022	2023	2024
PFIZER	$100.0	$103.4	$172.5	$154.5	$90.8	$88.8
PEER GROUP	$100.0	$105.5	$126.6	$147.5	$170.1	$177.4
S&P 500	$100.0	$118.4	$152.3	$124.7	$157.5	$196.8
DRG Index	$100.0	$108.7	$134.2	$144.5	$155.7	$163.6

ITEM 6.	[RESERVED]

Pfizer Inc.	2024 Form 10-K	27

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following MD&A is intended to assist the reader in understanding our financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources, and is provided as a supplement to and should be read in conjunction with the consolidated financial statements and related notes in Item 8. Financial Statements and Supplementary Data in this Form 10-K. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found within MD&A in our 2023 Form 10-K.
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
OVERVIEW OF OUR PERFORMANCE, OPERATING ENVIRONMENT, STRATEGY AND OUTLOOK
Financial Highlights––The following is a summary of certain financial performance metrics (in billions, except per share data):

2024 Total Revenues––$63.6 billion	2024 Net Cash Flow from Operations––$12.7 billion
An increase of 7% compared to 2023	An increase of 46% compared to 2023

2024 Reported Diluted EPS––$1.41	2024 Adjusted Diluted EPS (Non-GAAP)––$3.11**
An increase of over 100% compared to 2023	An increase of 69% compared to 2023
** For additional information regarding Adjusted diluted EPS (which is a non-GAAP financial measure), including reconciliations of certain GAAP Reported to non- GAAP Adjusted information, see the Non-GAAP Financial Measure: Adjusted Income section within MD&A.
Our Business and Strategy––Pfizer Inc. is a research-based, global biopharmaceutical company. We apply science and our global resources to bring therapies to people that extend and significantly improve their lives. See the Item 1. Business––About Pfizer section. As a science-driven global biopharmaceutical company, we remain focused on advancing our pipeline, supporting our marketed brands and deploying capital responsibly, with a focus on initiatives that can help contribute to our long-term revenue and future growth. Most of our revenues come from the manufacture and sale of biopharmaceutical products. We believe that our medicines and vaccines provide significant value for healthcare providers and patients, and we continuously evaluate how we can best collaborate with patients, physicians and payors to support and expand patient access to reliable, affordable healthcare around the world. In addition, we continually seek to expand and broaden our product portfolio offerings through prioritized development of our pipeline and business development opportunities targeted at critical unmet patient needs. As a result, our commercial organizational structure and R&D operations are critical to the successful execution of our business strategy. Our ability to fulfill our purpose, Breakthroughs that change patients’ lives, remains a core focus and underscores our commitment to addressing the needs of society to help sustain long-term value creation for all stakeholders.
Our 2025 key priorities are:
1.Improve R&D productivity with sharpened focus
2.Expand margins and maximize operational efficiency
3.Achieve commercial excellence in our key categories
4.Optimize capital allocation.

Pfizer Inc.	2024 Form 10-K	28

One way we believe we will be more efficient, effective and able to execute on these strategic priorities is through technology, including AI.
In 2024, we managed our commercial operations through a global structure consisting of three operating segments: Biopharma, PC1 and Pfizer Ignite. Biopharma was the only reportable segment. See Note 17A and the Item 1. Business––Commercial Operations section. At the beginning of 2025, we made the following changes within our Biopharma reportable segment that went into effect on January 1, 2025 to support our continued focus on commercial execution and to further strengthen Pfizer’s capabilities and leadership in discovering and developing breakthrough medicines and vaccines:
•transitioned the Pfizer U.S. Oncology commercial organization and the global Oncology marketing organization, which were part of the former Pfizer Oncology Division, into the Pfizer U.S. Commercial Division, which now focuses on the commercialization of Pfizer’s entire product portfolio in the U.S. and is led by the Chief U.S. Commercial Officer, Executive Vice President; and
•combined our global ORD and PRD organizations to form a single Pfizer R&D organization that is responsible for all R&D activities across all therapeutic areas.
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
We seek to leverage a strong pipeline, organize around expected operational growth drivers and capitalize on trends creating long-term growth opportunities, including:
•an aging global population that is generating increased demand for innovative medicines and vaccines that address patients’ unmet needs; and
•advances in both biological science and platform technologies that are enhancing the delivery of potential breakthrough new medicines and vaccines.
Our Business Development Initiatives––We are committed to strategically capitalizing on growth opportunities, primarily by advancing our own product pipeline and maximizing the value of our existing products, but also through various business development activities. We view our business development activity as an enabler of our strategies and seek to generate growth by pursuing opportunities and transactions that have the potential to strengthen our business and our capabilities. We assess our business, assets and scientific capabilities/portfolio as part of our regular, ongoing portfolio review process and also continue to consider business development activities that will help advance our business strategy. See Note 2 for significant recent activities.
Our 2024 Performance
Total Revenues––Total revenues increased $4.1 billion, or 7%, to $63.6 billion in 2024 from $59.6 billion in 2023, reflecting an operational increase of $4.4 billion, or 7%, partially offset by an unfavorable impact of foreign exchange of $349 million, or approximately 1%. The operational increase was primarily driven by Paxlovid, the addition of legacy Seagen revenues in full-year 2024 following the acquisition in December 2023, and growth from the Vyndaqel family and Eliquis, partially offset by declines in Comirnaty. The operational increase for Paxlovid was primarily due to: (i) a non-cash revenue reversal of $3.5 billion recorded in the fourth quarter of 2023 related to the expected return of an estimated 6.5 million treatment courses of EUA labeled U.S. government inventory and (ii) revenue in 2024 of $1.2 billion from two one-time items: a $771 million favorable final adjustment recorded in the first quarter of 2024 to the aforementioned $3.5 billion revenue reversal; and $442 million from the one-time contractual delivery of treatment courses to the U.S. SNS. See Note 17C. Excluding contributions from Comirnaty and Paxlovid, Total revenues increased 12% operationally.
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

Pfizer Inc.	2024 Form 10-K	29

Economic Environment––COVID-19 section below for information about our COVID-19 products. For information regarding the primary indications or class of certain products, see Note 17C.
Income from Continuing Operations Before Provision/(Benefit) for Taxes on Income––The increase in Income from continuing operations before provision/(benefit) for taxes on income of $7.0 billion, to $8.0 billion in 2024 from $1.1 billion in 2023, was primarily attributable to (i) a decrease in Cost of Sales, (ii) higher revenues and (iii) a decrease in Restructuring charges and certain acquisition-related costs, partially offset by (iv) higher net interest expense, (v) net periodic benefit costs associated with pension and other postretirement plans incurred in 2024 versus net periodic benefit credits in 2023, (vi) lower net gains on equity securities and (vii) an increase in Amortization of intangible assets.
See the Analysis of the Consolidated Statements of Operations section within MD&A and Note 4. For information on our tax provision and effective tax rate, see the Provision/(Benefit) for Taxes on Income section within MD&A and Note 5.
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
Intellectual Property Rights and Collaboration/Licensing Rights––The loss, expiration or invalidation of intellectual property rights, patent litigation settlements and judgments, and the expiration of co-promotion and licensing rights can have a material adverse effect on our revenues. Certain of our products have experienced patent-based expirations or loss of regulatory exclusivity in certain markets in the last few years, and we expect certain products to face increased generic competition over the next few years. While additional patent-based or regulatory exclusivity expiries will continue, we expect a moderate impact of reduced revenues due to patent expiries in 2025 and anticipate a more significant impact of reduced revenues from patent-based or regulatory exclusivity expiries in 2026 through 2030 as several of our in-line products experience these expirations. We continue to vigorously defend our patent rights against infringement, and we will continue to support efforts that strengthen worldwide recognition of patent rights while taking necessary steps to help ensure appropriate patient access.
For additional information on patent rights we consider most significant to our business as a whole, see the Item 1. Business––Patents and Other Intellectual Property Rights section. For a discussion of recent developments with respect to patent litigation involving certain of our products, see Note 16A1.
Regulatory Environment/Pricing and Access––Government and Other Payor Group Pressures––The pricing of medicines and vaccines by pharmaceutical manufacturers and the cost of healthcare, which includes medicines, vaccines, medical services and hospital services, continues to be important to payors, governments, patients, and other stakeholders. Federal and state governments and private third-party payors in the U.S. continue to take action to manage the utilization and cost of drugs, including increasingly employing formularies to control costs and encourage utilization of certain drugs, including through the use of deductibles, utilization management tools, cost sharing or formulary placement. We consider a number of factors impacting the pricing of our medicines and vaccines. Within the U.S., we often engage with patients, doctors and healthcare plans. We also often provide significant discounts from the list price to insurers, including PBMs and MCOs. The price that patients pay in the U.S. for prescribed medicines and vaccines is ultimately set by healthcare providers and insurers, including government healthcare programs. Governments globally, as well as private third-party payors in the U.S., may use a variety of measures to control costs, including, among others, legislative or regulatory pricing reforms, drug formularies (including tiering and utilization management tools), cross country collaboration and procurement, price cuts, mandatory rebates, health technology assessments, forced localization as a condition of market access, “international reference pricing” (i.e., the practice of a country linking its regulated medicine prices to those of other countries), quality consistency evaluation processes and volume-based procurement. We anticipate that these and similar initiatives will continue to increase pricing and access pressures globally. In the U.S., we expect to see continued focus by the U.S. government on regulating drug pricing and access to medicine. The drug pricing provisions of the IRA are being implemented over the next several years. In August 2023, CMS published the first ten medicines subject to the MDPNP, which requires manufacturers of select drugs to engage in a process with the federal government to set new Medicare prices which would go into effect in 2026. Eliquis was among the first ten medicines subject to MDPNP. In August 2024, the government released the new Medicare price for Eliquis, which, effective January 1, 2026, will be required to be offered to all Medicare beneficiaries and to covered entities participating in the 340B Program that dispense Eliquis to a Medicare beneficiary if that maximum fair price is lower than the discounted price such entities are offered under the 340B Program ceiling price calculation. The Eliquis Medicare price is factored into our long-term financial planning, in accordance with our standard financial reporting and forecasting protocols. On January 17, 2025, CMS announced the selection of another 15 drugs from Medicare Part D for the maximum fair price, with prices to be set and effective on January 1, 2027. Ibrance and Xtandi were included in the list of 15 drugs selected. Another 15 drugs from Medicare Part B or Medicare Part D will be selected by February 1, 2026, for the maximum price to be set and in effect by January 1, 2028. It is possible that more of our products could be selected in future years, which could, among other things, lead to lower revenues prior to expiry of intellectual property protections. We continue to evaluate the impact of the IRA on our business, operations and financial condition and results as the full effect of the IRA on our business and the pharmaceutical industry remains uncertain. The IRA made significant changes to the Medicare Part D benefit design, which will impact Pfizer revenues in 2025, including: an expected favorable impact from the $2,000 annual out-of-pocket cap and new Prescription Payment Plan, more than offset by an expected unfavorable impact from the sunsetting of the Coverage Gap Discount Program and the addition of new manufacturer discounts in the initial and catastrophic coverage phases. We anticipate a net unfavorable impact to revenue in 2025 of approximately $1 billion, year-over-year, related to the Medicare Part D Redesign changes that take effect in 2025. We expect these changes will more acutely impact our higher-priced medicines as they are expected to reach catastrophic coverage earlier in the year. In addition, changes to the MDRP or the 340B Program, including legal or legislative developments at the federal or state level with respect to the 340B Program, could

Pfizer Inc.	2024 Form 10-K	30

have a material impact on our business. See the Item 1. Business––Pricing Pressures and Managed Care Organizations and ––Government Regulation and Price Constraints and the Item 1A. Risk Factors––Pricing and Reimbursement sections.
Impact of the July 2023 Tornado in Rocky Mount, North Carolina (NC)––Our manufacturing facility in Rocky Mount, NC was damaged by a tornado in July 2023. The facility is a key producer of sterile injectables and is responsible for manufacturing nearly 25 percent of all our sterile injectables—including anesthesia, analgesia, and micronutrients. Supply of medicines has recovered from the impact of the tornado. We incurred losses in 2023 and 2024 that were partially offset by insurance recoveries received.
Product Supply––We periodically encounter supply delays, disruptions and shortages, including due to voluntary product recalls and natural or man-made disasters. In response to requests from various regulatory authorities, manufacturers across the pharmaceutical industry, including Pfizer, are evaluating their product portfolios for the potential presence or formation of nitrosamines and we are actively engaging with regulatory authorities on this topic. If nitrosamines are detected above certain levels in our products, this may lead to market action for such products. For example, in 2021, Pfizer recalled all lots of Chantix due to the presence of a nitrosamine, N-nitroso-varenicline, at or above acceptable intake limits communicated by various regulatory authorities. Regulatory authorities have since issued updated guidance on nitrosamine acceptable intake levels. With this guidance, which included an updated intake level for N-nitroso-varenicline, we have started making regulatory submissions to potentially enable Chantix to return to market in the U.S. and in certain international markets.
Except for the impact of the tornado in Rocky Mount, NC discussed above, we have not seen a significant disruption of our supply chain in 2024 and through the date of filing of this Form 10-K, and all of our manufacturing sites globally have continued to operate at or near normal levels. We do not anticipate the availability of raw materials to have a significant impact on our operations in 2025, but are monitoring potential supply chain disruptions as a result of ongoing geopolitical and trade negotiations, which could, among other things, impact costs. We are continuing to monitor and implement mitigation strategies to reduce any potential risk or impact including active supplier management, qualification of additional suppliers and advanced purchasing to the extent possible. For information on risks related to product manufacturing, see the Item 1A. Risk Factors––Product Manufacturing, Sales and Marketing Risks section.
Voluntary Withdrawal of Oxbryta––See the Product Developments section within MD&A.
The Global Economic Environment––In addition to the industry-specific factors discussed above, we, like other businesses of our size and global extent of activities, are exposed to economic cycles. Certain factors in the global economic environment that may impact our global operations include, among other things, currency and interest rate fluctuations, capital and exchange controls, local and global economic conditions including inflation, recession, volatility and/or lack of liquidity in capital markets, expropriation and other restrictive government actions, changes in intellectual property, legal protections and remedies, trade regulations, tariffs, tax laws and regulations and procedures and actions affecting approval, production, pricing, and marketing of, reimbursement for and access to our products, as well as impacts of political or civil unrest or military action, including the ongoing conflicts between Russia and Ukraine and in the Middle East and their economic consequences, geopolitical instability, terrorist activity, unstable governments and legal systems, inter-governmental disputes, public health outbreaks, epidemics, pandemics, natural disasters or disruptions related to climate change. Government pressures can lead to negative pricing pressure in various markets where governments take an active role in setting prices, access criteria or other means of cost control. In addition, issued or future executive orders or other new or changes in laws, regulations or policy regarding tariffs, could have a material adverse effect on our business, earnings and financial guidance. The actual impact of the new tariffs on our business is subject to a number of factors including, but not limited to, restrictions on trade, the effective date and duration of such tariffs, countries included in the scope of tariffs, changes to amounts of tariffs, and potential retaliatory tariffs imposed by other countries. We are evaluating opportunities and developing plans which may help mitigate the potential impact of tariffs on our business and operations. For additional information on risks related to our global operations and changes in laws, see the Item 1A. Risk Factors—Global Operations and ––Changes in Laws and Accounting Standards sections.
COVID-19––In response to COVID-19, we developed Paxlovid and collaborated with BioNTech to jointly develop Comirnaty. As part of our strategy for COVID-19, we are continuing to make significant investments in breakthrough science. This includes continuing to evaluate Comirnaty and Paxlovid, including against new variants of concern, developing variant adapted vaccine candidates and developing potential combination respiratory vaccines and potential next generation vaccines and therapies. We are also evaluating Paxlovid for certain pediatric patients. See the Product Developments section within MD&A.
In 2023, we principally sold Comirnaty globally under government contracts. In September 2023, Comirnaty transitioned to traditional commercial market sales in the U.S., triggered by the expiration of contracts and the COVID-19 vaccines from Pfizer and BioNTech purchased through them becoming either depleted or not used following the introduction of a new variant vaccine. Internationally, sales of Comirnaty in international developed markets were generally under government contracts in 2023 and 2024, and in emerging markets, under a combination of private channels and government contracts; in both cases, we started transitioning to commercial markets in 2024. Due to the commercial market transition as well as the seasonality of demand for COVID-19 vaccinations, the majority of our global revenues for Comirnaty were recorded in the fourth quarter of 2024. In 2025, for Comirnaty we expect vaccination rates and market share in commercial markets and revenue phasing similar to 2024, primarily concentrated in the second-half of the year. We have assumed no material U.S. policy changes for our vaccines portfolio in 2025 for purposes of our financial guidance, but see Item 1A. Risk Factors—U.S. Healthcare Regulation for a description of risks and uncertainties that could impact revenue from our portfolio of vaccines.
In 2023, we principally sold Paxlovid globally to government agencies. On October 13, 2023, we announced an amended agreement with the U.S. government, which facilitated the transition of Paxlovid to traditional commercial markets in the U.S. in November 2023, with minimal uptake of NDA-labeled commercial product before January 1, 2024 (see Note 17C). Internationally, for Paxlovid, most markets have now transitioned to commercial markets, and we are expecting most revenue for Paxlovid to be generated through commercial channels. In 2025, we expect utilization for Paxlovid to follow infection rates and stable market share, and revenues may fluctuate based on the timing, duration and severity of COVID-19 cases.
For information on risks associated with our COVID-19 products, as well as COVID-19 intellectual property disputes, see the Item 1A. Risk Factors—COVID-19, —Intellectual Property Protection and ––Third-Party Intellectual Property Claims sections as well as Notes 16A1 and 17C.
Israel/Hamas Conflict––Our local operations have been impacted by the armed conflict between Israel and Hamas that began on October 7, 2023. For the years ended December 31, 2024 and 2023, the business of our Israeli subsidiary represented less than 1% of our consolidated revenues and assets. We are closely monitoring developments in this conflict, including evaluating potential impacts to our business, customers, suppliers, employees, and operations in Israel and elsewhere in the Middle East that may impact global operations. At this time, longer term impacts from these events to the Company are uncertain and subject to change.

Pfizer Inc.	2024 Form 10-K	31

Russia/Ukraine Conflict––Our local operations have been impacted by the armed conflict between Russia and Ukraine. For the years ended December 31, 2024 and 2023, the business of our Russia and Ukraine subsidiaries represented less than 1% of our consolidated revenues and assets. While we are monitoring the effects of the conflict between Russia and Ukraine, the situation continues to evolve and the long-term implications, including the broader economic consequences of the conflict, potential additional sanctions, and actions by our customers or suppliers (including financial institutions) are difficult to predict at this time.
For information on risks associated with these conflicts, see the Item 1A. Risk Factors—Global Operations section.
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
•A significant adverse change in the extent or manner in which an asset is used such as a restriction imposed by the FDA or other regulatory authorities, withdrawals or other unusual items that could affect our ability to manufacture or sell a product.
•An expectation of losses or reduced profits associated with an asset. This could result, for example, from a change in development plans or a change in a government reimbursement program that results in an inability to sustain projected product revenues and profitability. This also could result from the introduction of a competitor’s product that impacts projected revenue growth, as well as the lack of acceptance of a product by patients, physicians and payors. For IPR&D projects, this could result from, among other things, a change in outlook based on clinical trial data, a delay in the projected launch date or additional expenditures to commercialize the product.

Pfizer Inc.	2024 Form 10-K	32

•Changes in development plans and/or de-prioritization of certain assets.
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
While all intangible assets other than goodwill can face events and circumstances that can lead to impairment, those that are most at risk of impairment include IPR&D assets (approximately $18.9 billion as of December 31, 2024) and newly acquired or recently impaired indefinite-lived brand assets. IPR&D assets are high-risk assets, given the uncertain nature of R&D. Newly acquired and recently impaired indefinite-lived assets are more vulnerable to impairment as the assets are recorded at fair value and are then subsequently measured at the lower of fair value or carrying value at the end of each reporting period. As such, immediately after acquisition or impairment, even small declines in the outlook for these assets can negatively impact our ability to recover the carrying value and can result in an impairment charge.
Goodwill––Our goodwill impairment review work as of December 31, 2024 concluded that none of our goodwill was impaired and we do not believe the risk of impairment is significant at this time, as the fair value of each of our reporting units is significantly higher than their respective net book values.
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

The following provides (i) at the end of each year, the expected annual rate of return on plan assets for the following year, (ii) the actual annual rate of return on plan assets achieved in each year, and (iii) the weighted-average discount rate used to measure the benefit obligations at the end of each year for our U.S. pension plans and our international pension plans(a):

	2024	2023	2022
U.S. Pension Plans
Expected annual rate of return on plan assets	7.7%	8.0%	7.5%
Actual annual rate of return on plan assets	1.3	10.4	(22.4)
Discount rate used to measure the plan obligations	5.7	5.4	5.4
International Pension Plans
Expected annual rate of return on plan assets	4.9	5.1	4.5
Actual annual rate of return on plan assets	6.4	(4.6)	(26.0)
Discount rate used to measure the plan obligations	4.1	4.4	3.8
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

Pfizer Inc.	2024 Form 10-K	33

The following illustrates the sensitivity of net periodic benefit costs to a 50 basis point decline in our assumption for the expected annual rate of return on plan assets, holding all other assumptions constant (in millions, pre-tax):

Assumption	Change	Increase in 2025 Net Periodic Benefit Costs
Expected annual rate of return on plan assets(a)	50 basis point decline	$86
(a)The estimate excludes any potential mark-to-market adjustments.

The actual return on plan assets was $652 million during 2024.
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

The following illustrates the sensitivity of net periodic benefit costs and benefit obligations to a 10 basis point decline in our assumption for the discount rate, holding all other assumptions constant (in millions, pre-tax):
Assumption	Change	Decrease in 2025 Net Periodic Benefit Costs	Increase to 2024 Benefit Obligations
Discount rate	10 basis point decline	$5	$208

The change in the discount rates used in measuring our plan obligations as of December 31, 2024 resulted in an increase in the measurement of our aggregate plan obligations by approximately $25 million.
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
ANALYSIS OF THE CONSOLIDATED STATEMENTS OF OPERATIONS
Total Revenues by Geography

The following presents worldwide Total revenues by geography:
	Year Ended December 31,									% Change
	Worldwide			U.S.			International			Worldwide		U.S.		International
(MILLIONS)	2024	2023	2022	2024	2023	2022	2024	2023	2022	24/23	23/22	24/23	23/22	24/23	23/22
Operating segments:
Biopharma	$62,400	$58,237	$99,826	$38,332	$27,749	$42,920	$24,068	$30,488	$56,905	7	(42)	38	(35)	(21)	(46)
Pfizer CentreOne	1,146	1,272	1,342	278	352	390	868	920	952	(10)	(5)	(21)	(10)	(6)	(3)
Pfizer Ignite	82	44	7	82	44	7	—	—	—	85	*	85	*	—	—
Total revenues	$63,627	$59,553	$101,175	$38,691	$28,145	$43,317	$24,936	$31,408	$57,858	7	(41)	37	(35)	(21)	(46)
2024 v. 2023

The following provides an analysis of the worldwide change in Total revenues by geographic areas from 2023 to 2024:
(MILLIONS)	Worldwide	U.S.	International
Operational growth/(decline):
Worldwide growth from Paxlovid	$4,452	$5,905	$(1,453)
Increase in revenues from legacy Seagen, which was acquired in December 2023	3,223	3,071	153
Worldwide growth from the Vyndaqel family, Eliquis, Xtandi and Nurtec ODT/Vydura, partially offset by declines from Xeljanz, Ibrance, Abrysvo, Inlyta and the Prevnar family	2,403	1,770	633
Worldwide declines from Comirnaty	(5,907)	(400)	(5,507)
Decline in oncology biosimilars, largely due to lower net price in the U.S.	(362)	(338)	(24)
Other operational factors, net	614	538	76
Operational growth/(decline), net	4,423	10,546	(6,123)

Unfavorable impact of foreign exchange	(349)	—	(349)
Total revenues increase/(decrease)	$4,074	$10,546	$(6,472)

Pfizer Inc.	2024 Form 10-K	34

2023 v. 2022

The following provides an analysis of the worldwide change in Total revenues by geographic areas from 2022 to 2023:
(MILLIONS)	Worldwide	U.S.	International
Operational growth/(decline):
Worldwide declines from Comirnaty	$(26,427)	$(6,374)	$(20,053)
Worldwide declines from Paxlovid	(17,506)	(11,803)	(5,703)
Worldwide growth from the Vyndaqel family, Eliquis, the Prevnar family and Inlyta, partially offset by worldwide declines from Ibrance and Xeljanz	1,079	1,081	(2)
Increase in revenues from Nurtec ODT/Vydura and Oxbryta, which were acquired in the fourth quarter of 2022	972	949	23
Revenues from Abrysvo, primarily driven by launch of the older adult indication in the U.S. in July 2023	890	888	2
Revenues from legacy Seagen products subsequent to the acquisition on December 14, 2023	132	132	—
Other operational factors, net	260	(45)	305
Operational growth/(decline), net	(40,600)	(15,172)	(25,428)
Unfavorable impact of foreign exchange	(1,022)	—	(1,022)
Total revenues increase/(decrease)	$(41,621)	$(15,172)	$(26,450)
See the Total Revenues––Selected Product Discussion section within MD&A for additional analysis and Note 17C.
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

The following presents information about product revenue deductions:
	Year Ended December 31,
(MILLIONS)	2024	2023	2022
Medicare rebates	$4,145	$997	$838
Medicaid and related state program rebates	2,252	1,655	973
Performance-based contract rebates	6,497	5,159	3,575
Chargebacks	12,698	9,828	7,560
Sales allowances	6,444	6,790	5,460
Sales returns and cash discounts	1,852	5,619	1,290
Total(a)	$33,888	$30,048	$19,697
(a)The increase in revenue deductions in 2024 was primarily driven by the transition of Paxlovid and Comirnaty to commercial markets, an increase in sales from legacy Seagen products acquired in December 2023, sales growth from the Vyndaqel family, and higher sales of acquired products, partially offset by a $771 million favorable final adjustment recorded in the first quarter of 2024 to the estimated non-cash Paxlovid revenue reversal of $3.5 billion recorded in the fourth quarter of 2023 (see Note 17C).
Product revenue deductions are primarily a function of product sales volume, mix of products sold, contractual or legislative discounts and rebates.
For information on our accruals for product revenue deductions, including the balance sheet classification of these accruals, see Note 1G.
Total Revenues—Selected Product Discussion
Biopharma

			Revenue
(MILLIONS)			Year Ended Dec. 31,		% Change
Product	Global Revenues	Region	2024	2023	Total	Oper.	Operational Results Commentary
Eliquis	$7,366 Up 10% (operationally)	U.S.	$4,803	$4,228	14
Growth driven primarily by continued oral anti-coagulant adoption and market share gains in the non-valvular atrial fibrillation indication in the U.S. and certain markets in Europe, partially offset by declines due to loss of patent-based exclusivity and generic competition in certain international markets.

		Int’l.	2,563	2,519	2	3
		Worldwide	$7,366	$6,747	9	10
Prevnar family	$6,411 Down 1% (operationally)	U.S.	$4,233	$4,265	(1)
Declines driven by fewer adult vaccinations in the U.S. and lower pediatric indication sales in most international developed markets and certain emerging markets, partially offset by growth in the pediatric indication in the U.S. reflecting recovered market share as a result of the Prevnar 20 launch in 2023, as well as strong uptake of the adult indication in certain international markets.

		Int’l.	2,178	2,236	(3)	(1)
		Worldwide	$6,411	$6,501	(1)	(1)

Pfizer Inc.	2024 Form 10-K	35

			Revenue
(MILLIONS)			Year Ended Dec. 31,		% Change
Product	Global Revenues	Region	2024	2023	Total	Oper.	Operational Results Commentary
Paxlovid	$5,716 Up * (operationally)	U.S.	$4,616	$(1,289)	*
Growth primarily driven by:
• a non-cash revenue reversal of $3.5 billion recorded in the fourth quarter of 2023 (see Note 17C);
• a $771 million favorable final adjustment recorded in the first quarter of 2024 to the estimated non-cash revenue reversal of $3.5 billion recorded in the fourth quarter of 2023; and
• $442 million from the one-time contractual delivery of treatment courses to the U.S. SNS in the third quarter of 2024, partially offset by:
• lower contractual deliveries in most international markets as a result of the transition to traditional commercial market sales; and
• lower demand globally, largely in China due to the non-recurrent surge in COVID-19 infection during the first quarter of 2023 and transition to the out-of-pocket market in the second quarter of 2023.

		Int’l.	1,100	2,568	(57)	(57)
		Worldwide	$5,716	$1,279	*	*
Vyndaqel family	$5,451 Up 65% (operationally)	U.S.	$3,547	$1,863	90		Growth largely driven by strong demand with continuing uptake in patient diagnosis, primarily in the U.S. and international developed markets, as well as increased affordability in the U.S.
		Int’l.	1,904	1,458	31	32
		Worldwide	$5,451	$3,321	64	65
Comirnaty	$5,353 Down 53% (operationally)	U.S.	$2,004	$2,404	(17)		Declines largely driven by lower contractual deliveries in international markets as well as a decrease in vaccinations globally.
		Int’l.	3,349	8,816	(62)	(62)
		Worldwide	$5,353	$11,220	(52)	(53)
Ibrance	$4,367 Down 8% (operationally)	U.S.	$2,849	$3,151	(10)
Declines primarily driven by lower demand due to competitive pressures mainly in the U.S., price decreases in certain international developed markets and generic penetration in certain emerging markets.

		Int’l.	1,518	1,602	(5)	(4)
		Worldwide	$4,367	$4,753	(8)	(8)
Xtandi	$2,039 Up 23% (operationally)	U.S.	$2,039	$1,659	23		Growth largely driven by strong demand due to uptake of the nmCSPC indication following approval in the fourth quarter of 2023 and increased affordability in the U.S.
		Int’l.	—	—	—	—
		Worldwide	$2,039	$1,659	23	23
Padcev	$1,588 Up * (operationally)	U.S.	$1,561	$53	*		Growth driven by the acquisition of Seagen in the fourth quarter of 2023 as well as strong demand.
		Int’l.	27	—	*	*
		Worldwide	$1,588	$53	*	*
Nurtec ODT/Vydura	$1,263 Up 36% (operationally)	U.S.	$1,193	$908	31		Growth primarily driven by strong demand in the U.S. and, to a much lesser extent, recent launches in international markets, partially offset by lower net price in the U.S. due to unfavorable changes in channel mix.
		Int’l.	69	20	*	*
		Worldwide	$1,263	$928	36	36
Xeljanz	$1,168 Down 31% (operationally)	U.S.	$680	$1,154	(41)		Declines primarily driven by lower demand globally resulting from ongoing shifts in prescribing patterns related to label changes, as well as lower net price in the U.S. and the impact of regulatory exclusivity expiry in Canada.
		Int’l.	488	549	(11)	(9)
		Worldwide	$1,168	$1,703	(31)	(31)
Adcetris	$1,089 Up * (operationally)	U.S.	$1,059	$56	*		Growth driven by the acquisition of Seagen in the fourth quarter of 2023.
		Int’l.	30	—	*	*
		Worldwide	$1,089	$56	*	*

Pfizer Inc.	2024 Form 10-K	36

			Revenue
(MILLIONS)			Year Ended Dec. 31,		% Change
Product	Global Revenues	Region	2024	2023	Total	Oper.	Operational Results Commentary
Inlyta	$978 Down 5% (operationally)	U.S.	$588	$642	(8)		Declines primarily driven by lower demand in the U.S. as well as lower volumes and lower net price in international markets, partially offset by strong growth in China.
		Int’l.	391	394	(1)	1
		Worldwide	$978	$1,036	(6)	(5)
Abrysvo	$755 Down 15% (operationally)	U.S.	$594	$888	(33)		Decline primarily driven by a significant reduction in vaccination rates in the U.S. for the older adult indication, partially offset by strong demand for the maternal indication in the U.S. (launched in December 2023), and launch uptake for both indications in certain international markets.
		Int’l.	160	2	*	*
		Worldwide	$755	$890	(15)	(15)
Pfizer CentreOne

			Revenue
(MILLIONS)			Year Ended Dec. 31,		% Change
Operating Segment	Global Revenues	Region	2024	2023	Total	Oper.	Operational Results Commentary
PC1	$1,146 Down 10% (operationally)	U.S.	$278	$352	(21)		Declines primarily driven by lower manufacturing of divested and other third-party products under manufacturing and supply agreements, partially offset by growth in manufacturing-related services.
		Int’l.	868	920	(6)	(5)
		Worldwide	$1,146	$1,272	(10)	(10)
See the Item 1. Business—Patents and Other Intellectual Property Rights section for information regarding the expiration of various patent rights, Note 16 for a discussion of recent developments concerning patent and product litigation relating to certain of the products discussed above and Note 17C for the primary indications or class of the selected products discussed above.
Costs and Expenses

Costs and expenses follow:
	Year Ended December 31,			% Change
(MILLIONS)	2024	2023	2022	24/23	23/22
Cost of sales	$17,851	$24,954	$34,344	(28)	(27)
Percentage of Total revenues	28.1%	41.9%	33.9%
Selling, informational and administrative expenses	14,730	14,771	13,677	—	8
Research and development expenses	10,822	10,679	11,428	1	(7)
Acquired in-process research and development expenses	108	194	953	(44)	(80)
Amortization of intangible assets	5,286	4,733	3,609	12	31
Restructuring charges and certain acquisition-related costs	2,419	2,943	1,375	(18)	*
Other (income)/deductions—net	4,388	222	1,062	*	(79)
2024 v. 2023
Cost of Sales
Cost of sales decreased $7.1 billion, primarily due to:
•the non-recurrence of a non-cash charge of $6.2 billion in 2023 related to Paxlovid and Comirnaty recorded for inventory write-offs and related charges ($5.0 billion for Paxlovid and $1.2 billion for Comirnaty); and
•a favorable change in sales mix of $2.6 billion, primarily driven by lower sales of Comirnaty, partially offset by:
•an impact of $1.9 billion from our Seagen acquisition, inclusive of the amortization of the fair value step-up of inventory.
The decrease in Cost of sales as a percentage of revenues reflects the non-recurrence of the aforementioned non-cash charge of $6.2 billion, as well as significantly lower sales of Comirnaty.
Certain of our vaccines, including Comirnaty, are subject to seasonality of demand, with a greater portion of revenues and related cost of sales anticipated in the fall and winter seasons. See also Overview of Our Performance, Operating Environment, Strategy and Outlook—The Global Economic Environment––COVID-19 section for information about our COVID-19 products.

Pfizer Inc.	2024 Form 10-K	37

Selling, Informational and Administrative Expenses
Selling, informational and administrative expenses decreased $41 million, mostly due to:
•a decrease of $790 million due to lower promotional and marketing spend for various products, including Comirnaty and Paxlovid, partially offset by:
•higher compensation-related expenses of $630 million; and
•an increase of $140 million for corporate enabling functions primarily driven by our acquisition of Seagen.
Research and Development Expenses
Research and development expenses increased $143 million, primarily due to:
•a net increase in spending of $1.1 billion mainly to develop certain product candidates acquired from Seagen; and
•an increase of $680 million in compensation-related expenses, partially offset by:
•lower spending of $1.6 billion as a result of our cost realignment program and on various product candidates, primarily ongoing vaccine programs.
Amortization of Intangible Assets
Amortization of intangible assets increased $553 million, primarily due to:
•an increase of $570 million from our December 2023 acquisition of Seagen; and
•an increase of $470 million related to assets reclassified in 2023 from IPR&D to developed technology rights and from indefinite-lived to finite-lived brands, partially offset by:
•a decrease of $570 million related to changes in asset lives and fully amortized assets.
Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
Realigning our Cost Base Program––This program is expected to deliver total net cost savings of approximately $4.5 billion by the end of 2025, most of which was achieved by year-end 2024.
Manufacturing Optimization Program––We expect to begin to achieve initial savings from Phase 1 of this multi-phased program in the latter part of 2025 and continue to expect approximately $1.5 billion in savings from this first phase by the end of 2027.
Certain qualifying costs for these programs in all periods since inception were recorded and reflected as Certain Significant Items and excluded from our non-GAAP measure of Adjusted Income. See the Non-GAAP Financial Measure: Adjusted Income section within MD&A.
For a description of our programs, as well as the anticipated and actual costs, see Note 3A. The program savings discussed above may be rounded and represent approximations. In addition to these programs, we continuously monitor our operations for cost reduction and/or productivity opportunities in light of patent-based and regulatory exclusivity expiries as well as the expiration of collaborative arrangements for various products. Long-term improvement in gross margin will remain a key focus for the Company over the next few years.
Seagen acquisition–– In connection with our acquisition of Seagen, we are focusing our efforts on achieving an appropriate cost structure for the combined company. We expect to generate approximately $1 billion of annual cost synergies, to be achieved by 2026. The one-time costs to generate these synergies are expected to be approximately $1.7 billion, incurred primarily from 2023 through 2025.
Other (Income)/Deductions––Net
2024 v. 2023
The unfavorable period-over-period change of $4.2 billion was primarily driven by (i) higher net interest expense of $2.0 billion, (ii) an unfavorable impact of $760 million due to net periodic benefit costs associated with pension and postretirement plans in 2024 versus net periodic benefit credits in 2023, (iii) lower net gains on equity securities of $580 million, (iv) a charge of $420 million in 2024 related to the expected sale of one of our facilities resulting from the discontinuation of our DMD program and (v) lower Haleon equity method income of $400 million, partially offset by (vi) gains of $945 million in 2024 on the partial sales of our investment in Haleon.
2023 v. 2022
The favorable period-over period change of $840 million was mainly driven by a favorable impact of $2.9 billion due to net gains on equity securities in 2023 versus net losses recognized on equity securities in 2022 and lower net interest expense of $400 million, partially offset by higher intangible asset impairment charges of $2.6 billion.
See Note 4.
Provision/(Benefit) for Taxes on Income

	Year Ended December 31,			% Change
(MILLIONS)	2024	2023	2022	24/23	23/22
Provision/(benefit) for taxes on income	$(28)	$(1,115)	$3,328	(97)	*
Effective tax rate on continuing operations	(0.4)%	*	9.6%

For information about our effective tax rate and the events and circumstances contributing to the changes between periods, as well as details about discrete elements that impacted our tax provisions, and cash paid for income taxes, net of refunds, see Note 5.

Pfizer Inc.	2024 Form 10-K	38

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
PRODUCT DEVELOPMENTS
A comprehensive update of Pfizer’s development pipeline was published as of February 4, 2025 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
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

Pfizer Inc.	2024 Form 10-K	39

Products

PRODUCT	INDICATION OR PROPOSED INDICATION	APPROVED/FILED^
		U.S.	EU	JAPAN
Prevnar 20/Prevenar 20 (Vaccine)	Active immunization to prevent invasive disease and pneumonia caused by the 20 Streptococcus pneumoniae (pneumococcus) serotypes in the vaccine in adults ages 18 years and older.	Approved June 2021	Approved February 2022	Approved August 2024
Active immunization to prevent invasive pneumococcal disease caused by the 20 Streptococcus pneumoniae (pneumococcal) serotypes contained in the vaccine in infants and children six weeks through 17 years of age, and for the prevention of otitis media in infants six weeks through five years of age caused by the original seven serotypes contained in Prevnar(a).
		Approved April 2023	Approved March 2024	Approved March 2024
TicoVac (Vaccine)	Active immunization to prevent tick-borne encephalitis in individuals 1 year of age and older	Approved August 2021		Approved March 2024
Nurtec ODT/Vydura (rimegepant)	Acute treatment of migraine with or without aura in adults	Approved February 2020	Approved April 2022	Filed November 2024
	Prevention of episodic migraine in adults	Approved May 2021	Approved April 2022	Filed November 2024
Abrysvo (Vaccine)	Active immunization for the prevention of lower respiratory tract disease caused by RSV in individuals 60 years and older	Approved May 2023	Approved August 2023	Approved March 2024
	Active immunization for the prevention of lower respiratory tract disease caused by RSV in individuals 18-59 years of age who are at increased risk of lower respiratory tract disease caused by RSV	Approved October 2024	Filed June 2024
Velsipity (etrasimod)	Moderately to severely active ulcerative colitis in adults	Approved October 2023	Approved February 2024	Filed June 2024
Braftovi (encorafenib) and Mektovi (binimetinib)(b)	BRAFV600E-mutant metastatic non-small cell lung cancer in adult patients	Approved October 2023	Approved August 2024
Braftovi (encorafenib), Erbitux (cetuximab)(c) and mFOLFOX6	First-line BRAFV600E-mutant mCRC	Approved December 2024
Elrexfio (elranatamab)	Triple-class relapsed/refractory multiple myeloma in adult patients	Approved August 2023	Approved December 2023	Approved March 2024
Xtandi (enzalutamide)(d)	nmCSPC with biochemical recurrence at high risk for metastasis (high-risk BCR)	Approved November 2023	Approved April 2024
Hympavzi (marstacimab-hncq)	Hemophilia A and B without inhibitors	Approved October 2024	Approved November 2024	Approved December 2024
Emblaveo (aztreonam-avibactam)(e)	Treatment of infections in adult patients caused by Gram-negative bacteria with limited or no treatment options	Approved February 2025	Approved April 2024
Padcev (enfortumab vedotin-ejfv)(f)	In combination with Keytruda®(g) (pembrolizumab) for locally advanced or metastatic urothelial cancer in adults	Approved December 2023	Approved August 2024	Approved September 2024
Tivdak (tisotumab vedotin-tftv)(h)	Recurrent or metastatic cervical cancer with disease progression on or after chemotherapy	Approved April 2024	Filed February 2024	Filed April 2024
Comirnaty (COVID-19 Vaccine, mRNA) 2024-2025 Formula, Omicron KP.2-adapted(i)	Active immunization to prevent COVID-19 caused by SARS-CoV-2 for individuals 12 years of age and older	Approved August 2024	Approved September 2024
Comirnaty (COVID-19 Vaccine, mRNA) 2024-2025 Formula, Omicron JN.1-adapted	Active immunization to prevent COVID-19 caused by SARS-CoV-2 for individuals 6 months of age and older		Approved July 2024	Approved August 2024
Adcetris (brentuximab vedotin)(j)	Relapsed/refractory diffuse large B-cell lymphoma	Approved February 2025
Paxlovid (nirmatrelvir; ritonavir)	COVID-19 infection in high-risk children (6-11 years of age: >88 lbs.)	Filed February 2025	Filed January 2025
^    For the U.S., the filing date is the date on which the FDA accepted our submission. For the EU, the filing date is the date on which the EMA validated our submission.
(a)Listed indication applies to U.S. only. For the EU, approved indications are pneumococcal invasive disease pneumonia and otitis media. For Japan, approved indication is invasive pneumococcal disease.

Pfizer Inc.	2024 Form 10-K	40

(b)Pierre Fabre is the Marketing Authorization Holder for Braftovi (encorafenib) and Mektovi (binimetinib) in the EU. We have exclusive rights to Braftovi and Mektovi in the U.S., Canada and certain emerging markets, and Ono, Medison Pharma and Pierre Fabre have exclusive rights in all other markets.
(c)Erbitux® is a registered trademark of ImClone LLC. We have exclusive rights to Braftovi in the U.S., Canada, and certain emerging markets, and Ono. Medison Pharma and Pierre Fabre have exclusive rights in all other markets.
(d)Being jointly developed and commercialized with Astellas.
(e)Being developed in collaboration with AbbVie. AbbVie has the exclusive commercialization rights in the U.S. and Canada; Pfizer leads the joint development program and has commercialization rights in all other countries.
(f)Being jointly developed and commercialized with Astellas.
(g)Keytruda® is a registered trademark of Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc.
(h)Being developed in collaboration with Genmab A/S. The April 2024 approval date in the U.S. refers to the conversion of a prior accelerated approval to full approval.
(i)In September 2024, the EC approved the Pfizer/BioNTech Omicron KP.2-adapted monovalent COVID-19 vaccine for active immunization to prevent COVID-19 caused by SARS-CoV-2 in individuals 6 months of age and older. U.S. approval (August 2024) is for individuals 12 years of age and older, with EUA granted for individuals 6 months through 11 years of age.
(j)Being developed in collaboration with Takeda. Takeda has ex-U.S./Canada rights.
Pfizer submitted its intent to withdraw Penbraya from the EU market. The EC has confirmed the withdrawal of the Penbraya EU Marketing Authorisation Application with an effective date of February 20, 2025.
In February 2025, Pfizer decided to terminate development and commercialization of Beqvez (fidanacogene elaparvovec) and elected to terminate the license agreement between Pfizer and Spark Therapeutics, Inc. effective as of August 6, 2025.
In December 2024, Pfizer submitted a withdrawal of the Ngenla (somatrogon) filing for adult human growth hormone deficiency in the EU.
The following provides information about additional indications and new drug candidates in late-stage development:

	PRODUCT/CANDIDATE	PROPOSED DISEASE AREA
LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS	Ibrance (palbociclib)(a)	ER+/HER2+ metastatic breast cancer
	Talzenna (talazoparib)	Combination with Xtandi (enzalutamide) for DNA Damage Repair-deficient mCSPC
	Litfulo (ritlecitinib)	Vitiligo
	Elrexfio (elranatamab)	Multiple myeloma double-class exposed
Newly diagnosed multiple myeloma post-transplant maintenance
Newly diagnosed multiple myeloma transplant-ineligible
2nd line + relapsed refractory multiple myeloma
	Eliquis (apixaban)(b)	Venous thromboembolism (pediatric)
	Padcev (enfortumab vedotin)(c)	Cisplatin-ineligible/decline muscle-invasive bladder cancer
Cisplatin-eligible muscle-invasive bladder cancer
	Tukysa (tucatinib)	HER2+ adjuvant breast cancer
2nd line/3rd line HER2+ metastatic breast cancer
1st line HER2+ maintenance metastatic breast cancer
1st line HER2+ metastatic colorectal cancer
	Hympavzi (marstacimab-hncq)	Hemophilia (pediatric)
Hemophilia (inhibitor cohort)
NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT	PF-06425090 (vaccine)	Immunization to prevent primary clostridioides difficile infection
	sasanlimab (PF-06801591)	Combination with Bacillus Calmette-Guerin for non-muscle-invasive bladder cancer
	VLA15 (PF-07307405) vaccine(d)	Immunization to prevent Lyme disease
	vepdegestrant (PF-07850327)(e)	Breast cancer metastatic - 2nd line ER+/HER2-
	inclacumab (PF-07940370)	Sickle cell disease
	Ibrance + vepdegestrant(e)	ER+/HER2- metastatic breast cancer
	dazukibart (PF-06823859)	Dermatomyositis, polymyositis
	disitamab vedotin(f)	1st line HER2 (≥IHC1+) metastatic urothelial cancer
	sigvotatug vedotin (PF-08046047)	2nd line+ metastatic non-small cell lung cancer
	osivelotor (PF-07940367)	Sickle cell disease
	atirmociclib (PF-07220060)	2nd line metastatic breast cancer
	ibuzatrelvir (PF-07817883)	COVID-19 infection
	mevrometostat (PF-06821497) + enzalutamide	1st line/2nd line metastatic castration resistant prostate cancer post-Abiraterone
	mevrometostat (PF-06821497) + enzalutamide	1st line metastatic castration resistant prostate cancer neoadjuvant hormonal therapy naïve
	atirmociclib (PF-07220060)	1st line metastatic breast cancer
(a)Ibrance for ER+/HER2+ metastatic breast cancer is being developed in collaboration with Alliance Foundation Trials, LLC.
(b)Eliquis is being developed in collaboration with BMS.
(c)Padcev is being jointly developed and commercialized with Astellas.
(d)VLA15 is being developed in collaboration with Valneva SE.
(e)Vepdegestrant is being developed in collaboration with Arvinas.
(f)Disitamab vedotin is being developed in collaboration with RemeGen Co., Ltd.

Pfizer Inc.	2024 Form 10-K	41

In December 2024, Pfizer decided to terminate development of giroctocogene fitelparvovec (PF-07055480) and elected to terminate the collaboration and license agreement between Pfizer and Sangamo Therapeutics, Inc. effective as of April 21, 2025.
In August 2024, Pfizer announced Phase 3 top-line results for Pfizer and BioNTech’s combination mRNA vaccine candidate against influenza and COVID-19 in healthy individuals 18-64 years of age. The trial did not meet one of its primary immunogenicity objectives of non-inferiority against the influenza B strain despite obtaining higher influenza A responses and comparable COVID-19 responses versus the comparator vaccines. In November 2024, PF-07926307 (COVID-19/mRNA flu combo vaccine) reverted from Phase 3 to Phase 1 clinical trials and has been removed from the table above.
In September 2024, Pfizer announced that it was voluntarily withdrawing all lots of Oxbryta (voxelotor) for the treatment of sickle cell disease in all markets where it is approved. Pfizer also discontinued all active voxelotor clinical trials and expanded access programs worldwide. Pfizer’s decision was based on the totality of clinical data that indicated at that time the overall benefit of Oxbryta no longer outweighs the risk in the approved sickle cell patient population. The data suggested an imbalance in vaso-occlusive crises and fatal events, which requires further assessment that remains ongoing. Pfizer has notified regulatory authorities about these findings and its decision to voluntarily withdraw Oxbryta from the market and discontinue distribution and clinical studies while further reviewing the available data and investigating the findings. We are working with the FDA, EMA and other global regulatory authorities and expect the assessment to be completed in the first half of 2025.
In July 2024, the EMA initiated a referral procedure under Article 20 of Regulation (EC) No 726/2004 for Oxbryta (voxelotor) to review the product’s benefits and risks. In October 2024, the EC suspended the Oxbryta marketing authorization while the EMA’s review of data is ongoing. In addition, the FDA has initiated an evaluation of newly identified safety signals. The FDA also has placed the Oxbryta (voxelotor) investigational new drug application on clinical hold following Pfizer’s market withdrawal. Pfizer is working with the EMA, FDA, and other regulators globally in relation to this matter.
The FDA has recently issued a partial clinical hold for osivelotor, which prohibits Pfizer from enrolling new participants into osivelotor clinical studies at this time. Study participants currently enrolled can continue on the study drug. Communication with the FDA is ongoing.
In October 2024, Pfizer stopped two clinical trials with sisunatovir (PF-07923568) following observed drug-drug interactions. Since then Pfizer has decided to terminate development of sisunatovir.
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
(b)The short-term incentive plans for substantially all non-sales-force employees worldwide are funded from a pool based on our performance, measured in significant part versus three budgeted metrics, one of which, for the 2024 performance year, was Adjusted diluted EPS (as defined for annual incentive compensation purposes), which is derived from Adjusted income and accounted for 40% of the bonus pool funding tied to financial performance. Additionally, for the 2024 performance year, the payout for performance share awards was determined in part by Adjusted net income, which is derived from Adjusted income. Since 2022, we no longer exclude any expenses for acquired IPR&D from our non-GAAP Adjusted results but we continue to exclude certain of these expenses for our financial results for annual incentive compensation purposes. The bonus pool funding is largely based on financial performance, as measured by three metrics, modified by performance against certain of our non-financial metrics, and may be further modified by our Compensation Committee’s assessment of other factors.

Pfizer Inc.	2024 Form 10-K	42

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

Pfizer Inc.	2024 Form 10-K	43

Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Year Ended December 31, 2024
Data presented will not (in all cases) aggregate to totals. MILLIONS, EXCEPT PER SHARE DATA	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)		Net income attributable to Pfizer Inc. common shareholders(a), (b), (c)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$17,851	$14,730	$4,388		$8,031	$1.41
Amortization of intangible assets	—	—	—		5,286
Acquisition-related items	(1,341)	(10)	(45)		1,938
Discontinued operations	—	—	—		(14)
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(d)	(134)	(90)	—		2,213
Certain asset impairments(e)	—	—	(3,295)		3,295
(Gains)/losses on equity securities(e)	—	—	1,008		(1,008)
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	(579)		579
Other	44	(13)	(445)	(f)	430
Income tax provision—non-GAAP items					(3,035)
Non-GAAP Adjusted	$16,420	$14,617	$1,031		$17,716	$3.11

	Year Ended December 31, 2023
Data presented will not (in all cases) aggregate to totals. MILLIONS, EXCEPT PER SHARE DATA	Cost of sales(a)		Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)		Net income attributable to Pfizer Inc. common shareholders(a), (b), (c)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$24,954		$14,771	$222		$2,119	$0.37
Amortization of intangible assets	—		—	—		4,733
Acquisition-related items	(629)		(11)	(28)		1,874
Discontinued operations	—		—	—		(11)
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(d)	(98)		(290)	—		2,227
Certain asset impairments(e)	—		—	(3,024)		3,024
(Gains)/losses on equity securities(e)	—		—	1,588		(1,588)
Actuarial valuation and other pension and postretirement plan (gains)/losses	—		—	265		(265)
Other	(238)	(g)	(24)	(246)	(f)	518
Income tax provision—non-GAAP items						(2,131)
Non-GAAP Adjusted	$23,988		$14,446	$(1,224)		$10,501	$1.84

Pfizer Inc.	2024 Form 10-K	44

	Year Ended December 31, 2022
Data presented will not (in all cases) aggregate to totals. MILLIONS, EXCEPT PER SHARE DATA	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)		Net income attributable to Pfizer Inc. common shareholders(a), (b), (c)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$34,344	$13,677	$1,062		$31,372	$5.47
Amortization of intangible assets	—	—	—		3,609
Acquisition-related items	(119)	(7)	(74)		832
Discontinued operations	—	—	—		(21)
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(d)	(88)	(562)	—		1,396
Certain asset impairments(e)	—	—	(421)		421
(Gains)/losses on equity securities(e)	—	—	(1,270)		1,270
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	230		(230)
Other	(40)	(59)	(636)	(f)	752
Income tax provision—non-GAAP items					(1,683)
Non-GAAP Adjusted	$34,096	$13,049	$(1,109)		$37,717	$6.58
(a)Items that reconcile GAAP Reported to non-GAAP Adjusted balances are shown pre-tax. Our effective tax rates for GAAP Reported income from continuing operations were: (0.4)% in 2024, (105.4)% in 2023 and 9.6% in 2022. See Note 5. Our effective tax rates for non-GAAP Adjusted income were: 14.5% in 2024, 9.0% in 2023 and 11.7% in 2022.
(b)Includes reconciling amounts for Research and development expenses that are not material to our non-GAAP consolidated results of operations.
(c)For 2024, the total acquisition-related items of $1.9 billion include reconciling amounts for Restructuring charges and certain acquisition-related costs of $514 million, mainly composed of $427 million of integration costs and other charges. For 2023, the total acquisition-related items of $1.9 billion included reconciling amounts for Restructuring charges and certain acquisition-related costs of $1.2 billion, mainly composed of $785 million of integration costs and other charges, $190 million of transaction costs and $125 million of employee termination-related charges. For 2022, the total acquisition-related items of $832 million included reconciling amounts for Restructuring charges and certain acquisition-related costs of $631 million, composed of $348 million of integration costs and other charges, $144 million of transaction costs and $138 million of employee termination-related charges. See Note 3.
(d)Includes employee termination costs, asset impairments and other exit costs related to our cost-reduction and productivity initiatives not associated with acquisitions. See Note 3.
(e)See Note 4.
(f)For 2024, the total adjustment of $445 million includes (i) net gains of $825 million on the partial sales of our investment in Haleon in March and October 2024, which are comprised of (a) total gains on the sales of $945 million less (b) $120 million recognized in our adjusted income in the fourth quarter representing our pro-rata share of Haleon’s third quarter 2024 adjusted income recorded on a one quarter lag and implicitly included in the gain on the sale of those shares, (ii) charges of $567 million for certain legal matters, primarily representing certain product liability expenses related to products discontinued and/or divested by Pfizer, (iii) a charge of $420 million related to the expected sale of one of our facilities resulting from the discontinuation of our DMD program and (iv) charges of $312 million mostly related to (a) our equity-method accounting pro-rata share of intangible asset amortization, impairments and restructuring costs recorded by Haleon, as well as (b) adjustments to our equity-method basis differences and (c) Pfizer's share of investee capital transactions recognized by Haleon. For 2023, the total adjustments of $246 million included charges of (i) $474 million for certain legal matters, primarily representing certain product liability and other legal expenses related to products discontinued and/or divested by Pfizer, and to a lesser extent, legal obligations related to pre-acquisition matters and (ii) $127 million mostly related to our equity-method accounting pro-rata share of intangible asset amortization and impairments, costs of separating from GSK and restructuring costs recorded by Haleon, partially offset by: (i) a $222 million gain on the divestiture of our early-stage rare disease gene therapy portfolio to Alexion and (ii) dividend income of $211 million from our investment in Nimbus resulting from Takeda’s acquisition of Nimbus’s oral, selective allosteric tyrosine kinase 2 (TYK2) inhibitor program subsidiary. For 2022, the total adjustments of $636 million included charges of (i) $307 million mostly representing our equity-method accounting pro rata share of restructuring charges and costs of separating from GSK recorded by Haleon/the Consumer Healthcare JV and adjustments to our equity-method basis differences which are also related to the separation of Haleon/the Consumer Healthcare JV from GSK and (ii) $230 million for certain legal matters, primarily representing certain product liability and other legal expenses related to products discontinued and/or divested by Pfizer.
(g)For 2023, the total adjustment of $238 million mainly includes $286 million in inventory losses, overhead costs related to the period in which the facility could not operate, and incremental costs resulting from tornado damage to our manufacturing facility in Rocky Mount, NC, partially offset by insurance recoveries.

Pfizer Inc.	2024 Form 10-K	45

ANALYSIS OF THE CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(MILLIONS)	2024	2023	2022	Drivers of change 2024 v. 2023
Cash provided by/(used in):
Operating activities	$12,744	$8,700	$29,267
The change was driven primarily by an increase in net income adjusted for non-cash items partially offset by the timing of receipts and payments in the ordinary course of business, including a decrease in advance payments for Comirnaty and Paxlovid and net changes in inventory greater than one year (see Note 8A).

Investing activities	$2,652	$(32,278)	$(15,783)
The change was driven mainly by $43.4 billion cash paid in 2023 for the acquisition of Seagen, net of cash acquired (see Note 2A) and $7.0 billion of proceeds from the partial sales of our investment in Haleon in 2024, partially offset by $16.3 billion greater net purchases of short-term investments in 2024.

Financing activities	$(17,140)	$26,066	$(14,834)
The change was driven mostly by $30.8 billion of proceeds from the issuance of long-term debt in May of 2023 for the acquisition of Seagen and $12.6 billion greater net repayments of short-term borrowings in 2024.

ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK
Our historically robust operating cash flows, which we expect to continue over time, is a key strength of our liquidity and capital resources and our primary funding source. We continue to believe that with our ongoing operating cash flows, together with our financial assets, access to capital markets, revolving credit agreement, and available lines of credit, we have and will maintain the ability to meet our liquidity needs to support ongoing operations, our capital allocation objectives, and our contractual and other obligations for the foreseeable future.
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
For additional information about the sources and uses of our funds and capital resources, see the Analysis of the Consolidated Statements of Cash Flows section within MD&A.
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

Pfizer Inc.	2024 Form 10-K	46

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
Dividends—Our current and projected dividends provide a return to shareholders while maintaining sufficient capital to invest in growing our business. Our dividends are not restricted by debt covenants. While the dividend level remains a decision of Pfizer’s BOD and will continue to be evaluated in the context of future business performance, we currently believe that we can support future annual dividend increases, barring significant unforeseen events. On December 12, 2024, our BOD declared a first-quarter dividend of $0.43 per share, payable on March 7, 2025, to shareholders of record at the close of business on January 24, 2025. The first-quarter 2025 cash dividend will be our 345th consecutive quarterly dividend.
Common Stock Purchases—As of December 31, 2024, our remaining share-purchase authorization was $3.3 billion with no repurchases in 2024. See Note 12.
Haleon—After our sales of a portion of our Haleon shares in March and October 2024, we owned approximately 15% of the outstanding voting shares of Haleon as of December 31, 2024. See Note 2C. With the reduction in our Haleon ownership percentage and board representation after the October 2024 sale, we discontinued the application of the equity method to our Haleon investment, and in the fourth quarter of 2024 began to account for the investment as an equity security with a readily determinable fair value, which is carried at fair value, with changes in fair value reported in Other (income)/deductions––net. In the first quarter of 2025, we sold an additional portion of our investment in Haleon for $3.0 billion further reducing our ownership interest to approximately 7%. Pfizer intends to use the proceeds to support its capital allocation priorities. We intend to monetize our remaining Haleon investment in a prudent fashion during 2025.
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
Our significant contractual and other obligations as of December 31, 2024 consisted of:
•Long-term debt, including current portion (see Note 7D) and related interest payments;
•Estimated cash payments related to the TCJA repatriation estimated tax liability (see Note 5). Estimated future payments related to the TCJA repatriation tax liability that will occur after December 31, 2024 total $4.7 billion, of which an estimated $2.1 billion is to be paid in the next twelve months and an estimated $2.6 billion is to be paid in periods thereafter. Our obligations may vary as a result of changes in our uncertain tax positions and/or availability of attributes such as foreign tax and other credit carryforwards;
•Certain commitments totaling $4.1 billion, of which an estimated $1.0 billion is to be paid in the next twelve months, and $3.1 billion in periods thereafter (see Note 16C);
•Purchases of PP&E (see Note 9). In 2025, we expect to spend approximately $2.8 billion on PP&E; and
•Future minimum rental commitments under non-cancelable operating leases (see Note 15).
Global Economic Conditions––We have operations in countries that have hyperinflationary economies. The impact to Pfizer is not considered material. See the Item 1A. Risk Factors––Global Operations section.
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
Foreign Exchange Risk—The fair values of our financial instrument holdings are analyzed at year-end to determine their sensitivity to foreign exchange rate changes. In this analysis, holding all other assumptions constant and assuming that a change in one currency’s rate relative to the U.S. dollar would not have any effect on another currency’s rates relative to the U.S. dollar, if the dollar were to move against all other currencies by 10%, as of December 31, 2024, the expected impact on our net income would not be significant.
Interest Rate Risk—The fair values of our financial instrument holdings are analyzed at year-end to determine their sensitivity to interest rate changes. In this analysis, holding all other assumptions constant and assuming a parallel shift in the interest rate curve for all maturities and for all instruments, if there were a one hundred basis point change in interest rates as of December 31, 2024, the expected impact on our net income would not be significant.
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

Pfizer Inc.	2024 Form 10-K	47

NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standards
See Note 1B.

Recently Issued Accounting Standards, Not Adopted as of December 31, 2024
Standard/Description	Effective Date	Effect on the Financial Statements
In December 2023, the FASB issued final guidance to improve income tax disclosures. The final guidance requires enhanced disclosures primarily related to existing rate reconciliation and income taxes paid information.
	2025 for annual reports. Early adoption is permitted.	This new guidance will result in increased disclosures in the notes to our financial statements.
In November 2024, the FASB issued final guidance which requires disaggregated disclosures of certain categories of expenses that are included in expense line items on the face of the income statement. The disclosures are required on an annual and interim basis. The guidance also requires the total amount of selling expenses to be disclosed and, on an annual basis, the definition of selling expenses.
	2027 for annual reports and 2028 for interim reports. Early adoption is permitted.	This new guidance will result in increased disclosures in the notes to our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this Item is incorporated by reference to the discussion in the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk section within MD&A.

Pfizer Inc.	2024 Form 10-K	48

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Pfizer Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pfizer Inc. and Subsidiary Companies (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of gross unrecognized tax benefits
As discussed in Notes 5D and 1Q, the Company’s tax positions are subject to audit by local taxing authorities in each respective tax jurisdiction, and the resolution of such audits may span multiple years. Since tax law is complex and often subject to varied interpretations and judgments, it is uncertain whether some of the Company’s tax positions will be sustained upon audit. As of December 31, 2024, the Company has recorded gross unrecognized tax benefits, excluding associated interest, of $4.5 billion.
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

Pfizer Inc.	2024 Form 10-K	49

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
Evaluation of product liability and other product-related litigation
As discussed in Notes 1S and 16 to the consolidated financial statements, the Company is involved in product liability and other product-related litigation, which can include personal injury, consumer fraud, off-label promotion, securities, antitrust and breach of contract claims, among others. Certain of these pending product and other product-related legal proceedings could result in losses that could be substantial. The accrued liability and/or disclosure for the pending product liability and other product-related legal proceedings requires a complex series of judgments by the Company about future events, which involves a number of uncertainties.
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
Evaluation of the fair value measurement of the developed technology rights and in-process research and development intangible assets acquired in the Seagen business combination
As discussed in Note 2A to the consolidated financial statements, on December 14, 2023, the Company acquired Seagen Inc. and its subsidiaries (Seagen). The total fair value of consideration transferred was $44.2 billion. Of that, the Company recorded $7.5 billion of developed technology rights with an estimated weighted-average life of approximately 18 years and $19.9 billion of in-process research and development (IPR&D). The preliminary estimates of the fair value of intangible assets were finalized during the measurement period in 2024. As discussed in Note 1M, the Company performs impairment testing for indefinite-lived intangible assets at least annually and for all other long-lived assets whenever impairment indicators are present. When necessary, the Company records impairments of long-lived assets for the amount by which the fair value is less than the carrying value of these assets.
We identified the evaluation of the fair value measurement of Seagen acquired developed technology rights and IPR&D as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate certain key assumptions used to estimate the acquisition-date fair value of the acquired developed technology rights and IPR&D, as well as the fair value for impairment testing purposes. Specifically, the key assumptions for certain IPR&D assets, including revenue growth rates, probability of technical and regulatory success (PTRS) rates, and the discount rate, and the key assumptions for certain developed technology rights, including revenue growth rates and the discount rate, represented subjective determinations of future market and economic conditions. Changes to those assumptions could have had a significant effect on the determination of the fair value measurements.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s valuation process, including controls related to the development of the key assumptions for certain IPR&D assets and developed technology rights. We performed sensitivity analyses over the key assumptions for certain IPR&D assets and developed technology rights to assess the impact of changes in those key assumptions on the Company’s determination of the fair value of the IPR&D and developed technology rights, respectively. We evaluated the reasonableness of the Company’s forecasted revenue growth rates by comparing them to historical results, comparable products and peer companies, analyst expectations, industry related third-party data, and the assumptions used in prior periods. Further, we evaluated the PTRS rates for certain IPR&D assets by considering the phase of development of the clinical projects and the Company's history of obtaining regulatory approval and comparing them to PTRS rates derived from analyst reports and other industry related third-party data and the assumptions used in prior periods. We evaluated the data sources used by management in determining the key assumptions for certain IPR&D assets and developed technology rights by comparing to industry standards and evidence obtained in other areas of the audit. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
(1) evaluating the discount rates used by the Company for certain IPR&D and developed technology rights by comparing them against discount rate ranges that were independently developed using publicly available market data for comparable entities
(2) testing the source information underlying the determination of the discount rates.

We have not been able to determine the specific year that we or our predecessor firms began serving as the Company’s auditor, however, we are aware that we or our predecessor firms have served as the Company’s auditor since at least 1942.

New York, New York

February 27, 2025

Pfizer Inc.	2024 Form 10-K	50

Consolidated Statements of Operations
Pfizer Inc. and Subsidiary Companies

	Year Ended December 31,
(MILLIONS, EXCEPT PER SHARE DATA)	2024	2023	2022
Revenues:
Product revenues	$53,816	$50,914	$91,793
Alliance revenues	8,388	7,582	8,537
Royalty revenues(a)	1,423	1,058	845
Total revenues	63,627	59,553	101,175
Costs and expenses:
Cost of sales(b), (c)	17,851	24,954	34,344
Selling, informational and administrative expenses(b)	14,730	14,771	13,677
Research and development expenses(b)	10,822	10,679	11,428
Acquired in-process research and development expenses	108	194	953
Amortization of intangible assets	5,286	4,733	3,609
Restructuring charges and certain acquisition-related costs	2,419	2,943	1,375
Other (income)/deductions––net	4,388	222	1,062
Income from continuing operations before provision/(benefit) for taxes on income	8,023	1,058	34,729
Provision/(benefit) for taxes on income	(28)	(1,115)	3,328
Income from continuing operations	8,051	2,172	31,401
Discontinued operations––net of tax	11	(15)	6
Net income before allocation to noncontrolling interests	8,062	2,158	31,407
Less: Net income attributable to noncontrolling interests	31	39	35
Net income attributable to Pfizer Inc. common shareholders	$8,031	$2,119	$31,372

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$1.42	$0.38	$5.59
Discontinued operations––net of tax	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$1.42	$0.38	$5.59
Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$1.41	$0.37	$5.47
Discontinued operations––net of tax	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$1.41	$0.37	$5.47

Weighted-average shares––basic	5,664	5,643	5,608
Weighted-average shares––diluted	5,700	5,709	5,733
(a)See Note 1A.
(b)Exclusive of amortization of intangible assets.
(c)See Note 17A.
See Accompanying Notes.

Pfizer Inc.	2024 Form 10-K	51

Consolidated Statements of Comprehensive Income
Pfizer Inc. and Subsidiary Companies

	Year Ended December 31,
(MILLIONS)	2024	2023	2022
Net income before allocation to noncontrolling interests	$8,062	$2,158	$31,407

Foreign currency translation adjustments, net	32	452	(2,328)
Unrealized holding gains/(losses) on derivative financial instruments, net	499	626	1,444
Reclassification adjustments for (gains)/losses included in net income(a)	(159)	(413)	(2,062)
	341	213	(618)
Unrealized holding gains/(losses) on available-for-sale securities, net	(152)	(121)	(1,306)
Reclassification adjustments for (gains)/losses included in net income(b)	42	(141)	1,809
	(111)	(261)	502
Benefit plans: prior service (costs)/credits and other, net	193	(25)	(24)
Reclassification adjustments related to amortization of prior service costs and other, net	(109)	(117)	(129)
Reclassification adjustments related to curtailments of prior service costs and other, net	—	(15)	(12)
	84	(157)	(166)
Other comprehensive income/(loss), before tax	347	246	(2,609)
Tax provision/(benefit) on other comprehensive income/(loss)	231	(85)	(187)
Other comprehensive income/(loss) before allocation to noncontrolling interests	$116	$331	$(2,422)

Comprehensive income/(loss) before allocation to noncontrolling interests	$8,178	$2,488	$28,985
Less: Comprehensive income/(loss) attributable to noncontrolling interests	28	26	20
Comprehensive income/(loss) attributable to Pfizer Inc.	$8,149	$2,462	$28,965
(a)Reclassified into Other (income)/deductions—net and Cost of sales. See Note 7E.
(b)Reclassified into Other (income)/deductions—net.
See Accompanying Notes.

Pfizer Inc.	2024 Form 10-K	52

Consolidated Balance Sheets
Pfizer Inc. and Subsidiary Companies

	As of December 31,
(MILLIONS, EXCEPT PER SHARE DATA)	2024	2023

Assets
Cash and cash equivalents	$1,043	$2,853
Short-term investments	19,434	9,837
Trade accounts receivable, net of allowance for doubtful accounts: 2024—$438; 2023—$470	11,463	11,566
Inventories	10,851	10,189
Current tax assets	3,314	3,978
Other current assets	4,253	4,911
Total current assets	50,358	43,333
Equity-method investments	217	11,637
Long-term investments	2,010	3,731
Property, plant and equipment, net	18,393	18,940
Identifiable intangible assets, net	55,411	64,900
Goodwill	68,527	67,783
Noncurrent deferred tax assets and other noncurrent tax assets	8,662	3,706
Other noncurrent assets	9,817	12,471
Total assets	$213,396	$226,501

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2024—$3,747; 2023—$2,254	$6,946	$10,350
Trade accounts payable	5,633	6,710
Dividends payable	2,437	2,372
Income taxes payable	2,910	2,349
Accrued compensation and related items	3,838	2,776
Deferred revenues	1,511	2,700
Other current liabilities	19,720	20,537
Total current liabilities	42,995	47,794

Long-term debt	57,405	61,538
Pension and postretirement benefit obligations	2,115	2,167
Noncurrent deferred tax liabilities	2,122	640
Other taxes payable	6,112	8,534
Other noncurrent liabilities	14,150	16,539
Total liabilities	124,899	137,213

Commitments and Contingencies

Common stock, $0.05 par value; 12,000 shares authorized; issued: 2024—9,593; 2023—9,562	480	478
Additional paid-in capital	93,603	92,631
Treasury stock, shares at cost: 2024—3,926; 2023—3,916	(114,763)	(114,487)
Retained earnings	116,725	118,353
Accumulated other comprehensive loss	(7,842)	(7,961)
Total Pfizer Inc. shareholders’ equity	88,203	89,014
Equity attributable to noncontrolling interests	294	274
Total equity	88,497	89,288
Total liabilities and equity	$213,396	$226,501
See Accompanying Notes.

Pfizer Inc.	2024 Form 10-K	53

Consolidated Statements of Equity
Pfizer Inc. and Subsidiary Companies

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share - holders’ Equity	Non-controlling Interests	Total Equity
Balance, January 1, 2022	9,471	$473	$90,591	(3,851)	$(111,361)	$103,394	$(5,897)	$77,201	$262	$77,462
Net income						31,372		31,372	35	31,407
Other comprehensive income/(loss), net of tax							(2,407)	(2,407)	(15)	(2,422)
Cash dividends declared, per share: $1.61
Common stock						(9,037)		(9,037)		(9,037)
Noncontrolling interests								—	(13)	(13)
Share-based payment transactions	48	2	1,192	(13)	(608)	(73)		513		513
Purchases of common stock				(39)	(2,000)			(2,000)		(2,000)
Other	—	—	19	—	—	—		19	(13)	6
Balance, December 31, 2022	9,519	476	91,802	(3,903)	(113,969)	125,656	(8,304)	95,661	256	95,916
Net income						2,119		2,119	39	2,158
Other comprehensive income/(loss), net of tax							343	343	(12)	331
Cash dividends declared, per share: $1.65
Common stock						(9,316)		(9,316)		(9,316)
Noncontrolling interests								—	(8)	(8)
Share-based payment transactions	43	2	829	(12)	(518)	(106)		208		208
Other	—	—	—	—	—	—		—	—	—
Balance, December 31, 2023	9,562	478	92,631	(3,916)	(114,487)	118,353	(7,961)	89,014	274	89,288
Net income						8,031		8,031	31	8,062
Other comprehensive income/(loss), net of tax							118	118	(3)	116
Cash dividends declared, per share: $1.69
Common stock						(9,577)		(9,577)		(9,577)
Noncontrolling interests								—	(7)	(7)
Share-based payment transactions	31	2	972	(10)	(276)	(107)		591		591
Other			—	—	—	25		25	(1)	23
Balance, December 31, 2024	9,593	$480	$93,603	(3,926)	$(114,763)	$116,725	$(7,842)	$88,203	$294	$88,497

See Accompanying Notes.

Pfizer Inc.	2024 Form 10-K	54

Consolidated Statements of Cash Flows
Pfizer Inc. and Subsidiary Companies

	Year Ended December 31,
(MILLIONS)	2024	2023	2022

Operating Activities
Net income before allocation to noncontrolling interests	$8,062	$2,158	$31,407
Discontinued operations—net of tax	11	(15)	6
Net income from continuing operations before allocation to noncontrolling interests	8,051	2,172	31,401
Adjustments to reconcile net income from continuing operations before allocation to noncontrolling interests to net cash provided by/(used in) operating activities:
Depreciation and amortization	7,013	6,290	5,064
Asset write-offs and impairments	4,242	3,408	550
Deferred taxes	(2,102)	(3,442)	(3,764)
Share-based compensation expense	877	525	872
Benefit plan contributions in excess of expense/income	(12)	(787)	(1,158)
Inventory write-offs and related charges associated with COVID-19 products(a)	—	6,199	1,183
Other adjustments, net	(2,260)	(3,492)	758
Other changes in assets and liabilities, net of acquisitions and divestitures:
Trade accounts receivable	(109)	347	261
Inventories(a)	(854)	(1,169)	(591)
Other assets	3,380	(663)	(4,506)
Trade accounts payable	(1,023)	(300)	1,191
Other liabilities(b)	(3,115)	595	(1,449)
Other tax accounts, net	(1,345)	(982)	(545)
Net cash provided by/(used in) operating activities	12,744	8,700	29,267

Investing Activities
Purchases of property, plant and equipment	(2,909)	(3,907)	(3,236)
Purchases of short-term investments	(10,133)	(30,974)	(36,384)
Proceeds from redemptions/sales of short-term investments	4,128	39,264	44,821
Net (purchases of)/proceeds from redemptions/sales of short-term investments with original maturities of three months or less	3,136	5,174	(483)
Purchases of long-term investments	(180)	(204)	(1,913)
Proceeds from redemptions/sales of long-term investments	1,570	1,979	641
Proceeds from partial sales of investment in Haleon(c)	7,040	—	—
Acquisitions of businesses, net of cash acquired	—	(43,430)	(22,997)
Dividend received from the Consumer Healthcare JV(c)	—	—	3,960
Other investing activities, net	2	(179)	(192)
Net cash provided by/(used in) investing activities	2,652	(32,278)	(15,783)

Financing Activities
Proceeds from short-term borrowings	8,907	4,525	3,891
Payments on short-term borrowings	(11,226)	(3)	(3,887)
Net (payments on)/proceeds from short-term borrowings with original maturities of three months or less	(2,590)	3,161	(222)
Proceeds from issuance of long-term debt	—	30,831	—
Payments on long-term debt	(2,250)	(2,569)	(3,298)
Purchases of common stock	—	—	(2,000)
Cash dividends paid	(9,512)	(9,247)	(8,983)
Other financing activities, net	(469)	(631)	(335)
Net cash provided by/(used in) financing activities	(17,140)	26,066	(14,834)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	(66)	(40)	(165)
Net increase/(decrease) in cash and cash equivalents and restricted cash and cash equivalents	(1,810)	2,448	(1,515)
Cash and cash equivalents and restricted cash and cash equivalents, at beginning of period	2,917	468	1,983
Cash and cash equivalents and restricted cash and cash equivalents, at end of period	$1,107	$2,917	$468

- Continued -

Pfizer Inc.	2024 Form 10-K	55

Consolidated Statements of Cash Flows
Pfizer Inc. and Subsidiary Companies

	Year Ended December 31,
	2024	2023	2022
Supplemental Cash Flow Information
Cash paid/(received) during the period for:
Income taxes	$3,605	$3,147	$7,867
Interest paid	3,227	2,215	1,442
Interest rate hedges	178	134	54

Non-cash transaction:
Right-of-use assets obtained in exchange for lease liabilities	$283	$614	$752
(a)See Note 17A.
(b)See Note 17C.
(c)See Note 2C.
See Accompanying Notes.

Pfizer Inc.	2024 Form 10-K	56

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
We manage our commercial operations through three operating segments, each led by a single manager: Biopharma, PC1 and Pfizer Ignite. Biopharma is the only reportable segment. See Note 17A.
On December 14, 2023, we completed the acquisition of Seagen. In addition, other acquisitions and business development activities completed in 2024, 2023 and 2022 impacted financial results in the periods presented. See Note 2.
We have made certain reclassification adjustments to conform prior-period amounts to the current presentation for:
•in the first quarter of 2024, we reclassified royalty income (substantially all of which is related to Biopharma) from Other (income)/deductions––net and began presenting Royalty revenues as a separate line item within Total revenues in our consolidated statements of operations, and reclassified the associated royalty receivables from Other current assets to Trade accounts receivable, less allowance for doubtful accounts in our consolidated balance sheet; and
•segment reporting and geographic information in connection with the commercial reorganization that went into effect on January 1, 2024 (see Notes 9 and 17).
Certain amounts in the consolidated financial statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts.
B. New Accounting Standards Adopted in 2024
On January 1, 2024, we adopted a new accounting standard which clarifies that contractual sale restrictions are not considered in measuring equity securities at fair value. The new guidance is consistent with our existing policy; therefore, it had no impact on our consolidated financial statements.
In the fourth quarter of 2024, we adopted a new accounting standard which requires the disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, other segment items by reportable segment and a description of its composition. See Note 17A.
C. Estimates and Assumptions
In preparing these financial statements, we use certain estimates and assumptions that affect reported amounts and disclosures. These estimates and assumptions can impact all elements of our financial statements. For example, in the consolidated statements of operations, estimates are used when accounting for deductions from revenues, determining the cost of inventory that is sold, allocating cost in the form of depreciation and amortization, and estimating restructuring charges and the impact of contingencies, as well as determining provisions for taxes on income. On the consolidated balance sheets, estimates are used in determining the valuation and recoverability of assets, and in determining the reported amounts of liabilities, all of which also impact the consolidated statements of operations. Certain estimates of fair value and amounts recorded in connection with acquisitions, revenue deductions, impairment reviews, restructuring-associated charges, investments and financial instruments, valuation allowances, pension and postretirement benefit plans, contingencies, share-based compensation, and other calculations can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions.
Our estimates are often based on complex judgments and assumptions that we believe to be reasonable, but that can be inherently uncertain and unpredictable. If our estimates and assumptions are not representative of actual outcomes, our results could be materially impacted. As future events and their effects cannot be determined with precision, our estimates and assumptions may prove to be incomplete or inaccurate, or unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions. We are subject to risks and uncertainties that may cause actual results to differ from estimated amounts, such as changes in the healthcare environment, competition, litigation, legislation, development of competing assets by us or others, regulatory actions, or product recalls or withdrawals. We regularly evaluate our estimates and assumptions using historical experience and expectations about the future. We adjust our estimates and assumptions when facts and circumstances indicate the need for change.
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

Pfizer Inc.	2024 Form 10-K	57

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
G. Revenues and Trade Accounts Receivable
Revenue Recognition––We record revenues from product sales when there is a transfer of control of the product from us to the customer. We typically determine transfer of control based on when the product is shipped or delivered and title passes to the customer. For certain contracts, the finished product may temporarily be stored at our or our third-party subcontractors’ locations under a bill-and-hold arrangement. Revenue is recognized on bill-and-hold arrangements at the point in time when the customer obtains control of the product and all of the following criteria have been met: the arrangement is substantive; the product is identified separately as belonging to the customer; the product is ready for physical transfer to the customer; and we do not have the ability to use the product or direct it to another customer. In bill-and-hold arrangements which are part of the U.S. SNS, we recognize revenue for the product sale when the product is initially placed into the U.S. SNS and we provide a rotation service to maintain an agreed upon level of shelf life for product in the stockpile. In determining when the customer obtains control of the product, we consider certain indicators, including whether we have a present right to payment from the customer, whether title and/or significant risks and rewards of ownership have transferred to the customer and whether customer acceptance has been received.
Our Sales Contracts––Sales on credit are typically under short-term contracts. Collections are based on market payment cycles common in various markets, with shorter cycles in the U.S. Sales are adjusted for sales allowances, chargebacks, rebates and sales returns and cash discounts. Sales returns may occur due to patent-based expirations or loss of regulatory exclusivity, product recalls or a changing competitive environment.
Deductions from Revenues––Our gross product revenues are subject to a variety of deductions, which generally are estimated and recorded in the same period that the revenues are recognized. Such variable consideration represents chargebacks, rebates, sales allowances and

Pfizer Inc.	2024 Form 10-K	58

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

sales returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment is required when estimating the impact of these product revenue deductions on gross sales for a reporting period.
Provisions for pharmaceutical sales returns––Provisions are based on a calculation for each market that incorporates the following, as appropriate: local returns policies and practices; historical returns as a percentage of sales; an understanding of the reasons for past returns; estimated shelf life by product; an estimate of the amount of time between shipment and return or lag time; and any other factors that could impact the estimate of future returns, such as patent-based expirations or loss of regulatory exclusivity, product recalls or a changing competitive environment. Generally, returned products are destroyed, and customers are refunded the sales price in the form of a credit.
We record sales incentives as a reduction of revenues at the time the related revenues are recorded or when the incentive is offered, whichever is later. We estimate the cost of our sales incentives based on our historical experience with similar incentives programs to predict customer behavior.
The following outlines our common sales arrangements:
•Customers––Our prescription biopharmaceutical products, with the exception of Paxlovid in 2022 and 2023, are sold principally to wholesalers, but we also sell directly to retailers, hospitals, clinics, government agencies and pharmacies. In 2022 and 2023, we principally sold Paxlovid globally to government agencies. Our vaccines in the U.S. are primarily sold directly to the federal government (including the CDC), wholesalers, individual provider offices, retail pharmacies and integrated delivery systems. Our vaccines outside the U.S. are primarily sold to government and non-government institutions. Certain products in our portfolio are subject to seasonality of demand and Paxlovid revenues trend with infection rates. Prescription pharmaceutical products that ultimately are used by patients are generally covered under governmental programs, managed care programs and insurance programs, including those managed through PBMs in the U.S; and are subject to sales allowances and/or rebates payable directly to those programs. Those sales allowances and rebates are generally negotiated, but government programs may have legislated amounts by type of product (e.g., patented or unpatented).
Specifically:
•In the U.S., we sell our products principally to distributors and hospitals. We also have contracts with managed care programs or PBMs and legislatively mandated contracts with the federal and state governments under which we provide rebates based on medicines utilized by the lives they cover. We record provisions for Medicare, Medicaid, and performance-based contract pharmaceutical rebates based upon our experience ratio of rebates paid and actual prescriptions written during prior periods. We apply the experience ratio to the respective period’s sales to determine the rebate accrual and related expense. This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable. We estimate discounts on branded prescription drug sales in prior periods to Medicare Part D participants in the Medicare “coverage gap,” also known as the “doughnut hole,” and as of December 31, 2024 in the initial coverage and catastrophic phases under the Manufacturer Discount Program based on the historical experience of beneficiary prescriptions and consideration of the utilization that is expected to result from the discount in the coverage gap or from the manufacturer’s discount, respectively. We evaluate this estimate regularly to ensure that the historical trends and future expectations are as current as practicable. For performance-based contract rebates, we also consider current contract terms, such as changes in formulary status and rebate rates.
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
We recorded revenues of more than $1 billion for each of 11 products in 2024, for each of nine products in 2023 and for each of ten products in 2022, and these revenues represented 66%, 64% and 82% of our Total revenues in 2024, 2023 and 2022, respectively. See Note 17C. The loss or expiration of intellectual property rights can have a significant adverse effect on our revenues as our contracts with customers will generally be at lower selling prices and lower volumes due to added generic competition. We generally provide for higher sales returns during the period in which individual markets begin to near the loss or expiration of intellectual property rights.

Our accruals for Medicare, Medicaid and related state program and performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts are as follows:
	As of December 31,
(MILLIONS)	2024	2023
Reserve against Trade accounts receivable, less allowance for doubtful accounts	$1,627	$1,770

Other current liabilities:
Accrued rebates	7,195	5,546
Other accruals	972	902

Other noncurrent liabilities	1,029	796
Total accrued rebates and other sales-related accruals	$10,822	$9,014
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

Pfizer Inc.	2024 Form 10-K	59

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
During 2024 and 2023, additions to the allowance for credit losses, write-offs and recoveries of customer receivables were not material to our consolidated financial statements.
H. Collaborative Arrangements
Payments to and from our collaboration partners are presented in our consolidated statements of operations based on the nature of the arrangement (including its contractual terms), the nature of the payments and applicable accounting guidance. Under co-commercialization agreements, we record the amounts received for our share of gross profits from our collaboration partners as Alliance revenues, when our collaboration partners are the principal in the transaction and we receive a share of their net sales or profits. Alliance revenues are recorded as we perform co-promotion activities for the collaboration and the collaboration partners sell the products to their customers. The related expenses for selling and marketing these products including reimbursements to or from our collaboration partners for these costs are included in Selling, informational and administrative expenses. In collaborative arrangements where we manufacture a product for our collaboration partners, we record revenues when we transfer control of the product to our collaboration partners. In collaboration arrangements where we are the principal in the transaction, we record amounts paid to collaboration partners for their share of net sales or profits earned, and all royalty payments to collaboration partners as Cost of sales. Royalty payments received from collaboration partners are included in Royalty revenues.
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
J. Selling, Informational and Administrative Expenses
Selling, informational and administrative costs are expensed as incurred. Among other things, these expenses include the internal and external costs of marketing, advertising, shipping and handling, digital and legal defense. Advertising expenses totaled approximately $3.3 billion in 2024, $3.7 billion in 2023 and $2.8 billion in 2022. Production costs are expensed as incurred and the costs of TV, radio, and other electronic media and publications are expensed when the related advertising occurs.
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
M. Long-Lived Assets
Long-lived assets include:
•Property, plant and equipment, net—These assets are recorded at cost, including any significant improvements after purchase, less accumulated depreciation. Property, plant and equipment assets, other than land and construction in progress, are depreciated on a

Pfizer Inc.	2024 Form 10-K	60

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

straight-line basis over the estimated useful life of the individual assets. Depreciation begins when the asset is ready for its intended use. For tax purposes, accelerated depreciation methods are used as allowed by tax laws.
•Identifiable intangible assets, net—These assets are recorded at fair value at acquisition. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets with indefinite lives are not amortized until a useful life can be determined.
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
Specifically:
•For finite-lived intangible assets, such as developed technology rights, and for other long-lived assets, such as property, plant and equipment, whenever impairment indicators are present, we calculate the undiscounted value of the projected cash flows for the asset, or asset group, and compare this estimated amount to the carrying amount. If the carrying amount is greater, we record an impairment loss for the excess of book value over fair value. In addition, we reevaluate the remaining useful lives of the assets and modify them, as appropriate.
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
Our business may be impacted by these actions, including sales and marketing, manufacturing and R&D, as well as our corporate enabling functions.
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

Pfizer Inc.	2024 Form 10-K	61

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
Q. Tax Assets and Liabilities and Income Tax Contingencies
Tax Assets and Liabilities––Current tax assets primarily include (i) tax effects for intercompany transfers of inventory within our combined group, which are recognized in the consolidated statements of operations when the inventory is sold to a third party and (ii) income tax receivables that are expected to be recovered either via refunds from taxing authorities or reductions to future tax obligations.
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
Other taxes payable as of December 31, 2024 and 2023 include liabilities for uncertain tax positions and the noncurrent portion of the repatriation tax liability for which we elected payment over eight years through 2026. See Note 5D for uncertain tax positions and Note 5A for the repatriation tax liability and other estimates and assumptions in connection with the TCJA.
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

Pfizer Inc.	2024 Form 10-K	62

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
T. Share-Based Payments
Our compensation programs include share-based payments. Generally, grants under share-based payment programs are accounted for at fair value and these fair values are generally amortized on a straight-line basis or on an accelerated attribution approach over the vesting terms with the related costs recorded in Cost of sales, Selling, informational and administrative expenses and/or Research and development expenses, as appropriate.
Note 2. Acquisitions, Divestitures, Equity-Method Investments, Collaborative Arrangements and Research and Development Arrangement

A. Acquisitions
Seagen––On December 14, 2023 (the acquisition date), we acquired Seagen, a global biotechnology company that discovers, develops and commercializes transformative cancer medicines, for $229 per share in cash. The total fair value of the consideration transferred was $44.2 billion ($43.4 billion, net of cash acquired). In addition, in connection with the acquisition, $476 million in post-closing compensation expense for Seagen employee incentive awards was recorded in Restructuring charges and certain acquisition-related costs (see Note 3).
Seagen’s principal business was the development, manufacture, marketing and distribution of targeted cancer therapeutics, primarily using ADC technology. Seagen’s portfolio includes four approved medicines as well as a pipeline of product candidates. Clinical development programs are ongoing for each of these approved medicines for potential new or expanded indications and for several product candidates. We believe our acquisition of Seagen will strengthen our oncology capabilities by allowing us to combine Seagen’s ADC technology with the resources and scale of the Pfizer enterprise and to advance more potential breakthroughs to patients with cancer.
The following table summarizes the amounts recognized for assets acquired and liabilities assumed as of the acquisition date, as well as adjustments made in 2024 to the amounts initially recorded in 2023 (measurement period adjustments) with a corresponding change to goodwill. The measurement period adjustments did not have a material impact on our earnings in any period. The final allocation of the consideration transferred to the assets acquired and the liabilities assumed has been completed.

(MILLIONS)	Amounts Recognized as of Acquisition Date (as previously reported as of December 31, 2023)	Measurement Period Adjustments(a)	Amounts Recognized as of Acquisition Date (as adjusted) Final
Working capital, excluding inventories(b)	$736	$(115)	$621
Inventories(c)	4,195	(922)	3,273
Property, plant and equipment	524	(243)	280
Identifiable intangible assets, excluding in-process research and development(d)	7,970	(50)	7,920
In-process research and development	20,800	(900)	19,900
Other noncurrent assets	174	(115)	59
Net income tax accounts(e)	(6,123)	1,343	(4,779)
Other noncurrent liabilities	(167)	(20)	(187)
Total identifiable net assets	28,108	(1,022)	27,086
Goodwill	16,126	1,022	17,148
Net assets acquired/total consideration transferred	$44,234	$—	$44,234
(a)The changes in the estimated fair values are to better reflect market participant assumptions about facts and circumstances existing as of the acquisition date. The measurement period adjustments did not result from intervening events subsequent to the acquisition date.
(b)Includes cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued compensation and other current liabilities.
(c)As adjusted, comprised of $1.1 billion current inventories and $2.1 billion noncurrent inventories.
(d)As adjusted, comprised mainly of $7.5 billion of finite-lived developed technology rights with an estimated weighted-average life of approximately 18 years.
(e)As adjusted, included primarily in Noncurrent deferred tax liabilities. The measurement period adjustments primarily reflect the tax impact of the pre-tax measurement period adjustments.
As of the acquisition date, the fair value of accounts receivable approximated the book value acquired. The gross contractual amount receivable was $597 million.

Pfizer Inc.	2024 Form 10-K	63

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
•Tax Matters—In the ordinary course of business, Seagen incurs liabilities for income taxes. Income taxes are exceptions to both the recognition and fair value measurement principles associated with the accounting for business combinations. Reserves for income tax contingencies continue to be measured under the benefit recognition model previously used by Seagen (see Note 1Q). Net liabilities for income taxes as of the acquisition date were $4.8 billion, including $48 million for uncertain tax positions. The net tax liability includes $6.3 billion for the tax impact of fair value adjustments, partially offset by $1.5 billion for deferred tax assets on which Seagen had recognized a valuation allowance.
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
Actual and Pro Forma Impact of Acquisition—The following table presents information for Seagen’s operations that are included in Pfizer’s consolidated statements of operations beginning from the acquisition date, December 14, 2023, through Pfizer’s year-end in 2023:

(MILLIONS)	December 31, 2023
Revenues	$132
Net loss attributable to Pfizer Inc. common shareholders(a)	(746)
(a)Includes restructuring, integration and acquisition-related costs ($614 million pre-tax) and purchase accounting charges related to (i) the fair value adjustment for acquisition-date inventory estimated to have been sold ($109 million pre-tax); (ii) amortization expense related to the fair value of identifiable intangible assets acquired from Seagen ($25 million pre-tax); as well as (iii) depreciation expense related to the fair value adjustment of fixed assets acquired from Seagen ($2 million pre-tax).
The following table provides unaudited U.S. GAAP supplemental pro forma information as if the acquisition of Seagen had occurred on January 1, 2022:

	Unaudited Supplemental Pro Forma Consolidated Results
	Year Ended December 31,
(MILLIONS, EXCEPT PER SHARE DATA)	2023	2022
Revenues	$61,893	$103,137
Net income/(loss) attributable to Pfizer Inc. common shareholders	(1,481)	27,870
Diluted earnings/(loss) per share attributable to Pfizer Inc. common shareholders	(0.26)	4.86
The unaudited supplemental pro forma consolidated results do not purport to reflect what the combined company’s results of operations would have been had the acquisition occurred on January 1, 2022, nor do they project the future results of operations of the combined company or reflect the expected realization of any cost savings associated with the acquisition. The actual results of operations of the combined company may differ significantly from the pro forma information reflected here due to many factors.
The unaudited supplemental pro forma financial information includes various assumptions, including those related to the purchase price allocation of the assets acquired and the liabilities assumed from Seagen. The historical U.S. GAAP financial information of Pfizer and Seagen was adjusted, primarily for the following pre-tax adjustments for the years ended December 31, 2023 and 2022:
•Additional amortization expense of approximately $553 million and $576 million, respectively, related to the fair value of identifiable intangible assets acquired.
•Additional expense related to the fair value adjustment to acquisition-date inventory estimated to have been sold of approximately $755 million and $934 million, respectively.
•Additional estimated interest expense of approximately $984 million and $2.0 billion, respectively, related to the debt issued by Pfizer and the commercial paper borrowings to partially finance the acquisition.

Pfizer Inc.	2024 Form 10-K	64

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

•Elimination of interest income of approximately $1.2 billion and $267 million, respectively, related to the debt issuance proceeds that were invested prior to the acquisition date and associated with money market funds under the assumption that a portion of these funds would have been liquidated to partially finance the acquisition.
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
The final allocation of the consideration transferred to the assets acquired and the liabilities assumed was completed in 2023. In connection with this business combination, we recorded: (i) $4.4 billion in Identifiable intangible assets, net, consisting of $3.0 billion of IPR&D and $1.4 billion of developed technology rights with a useful life of six years, (ii) $1.1 billion of Goodwill, (iii) $644 million of inventories to be sold over approximately three years, (iv) $516 million of net deferred tax liabilities and (v) $331 million of assumed long-term debt that was paid in full in the fourth quarter of 2022.
Biohaven––On October 3, 2022, we acquired Biohaven, the maker of Nurtec ODT/Vydura (rimegepant), an innovative therapy approved for both acute treatment of migraine and prevention of episodic migraine in adults. The transaction included the acquisition of Biohaven’s CGRP programs, including rimegepant, zavegepant and a portfolio of five pre-clinical CGRP assets. Under the terms of the agreement, we acquired all outstanding common shares of Biohaven not already owned by us for $148.50 per share, in cash, for payments of approximately $11.5 billion, plus repayment of third-party debt of $863 million and redemption of Biohaven’s redeemable preferred stock for $495 million. Effective immediately prior to the closing of the acquisition, Biohaven completed the spin-off of Biohaven Ltd. (NYSE: BHVN), distributing Biohaven Ltd.’s shares to Biohaven shareholders. Biohaven Ltd. became a new publicly traded company that retained Biohaven’s non-CGRP development stage pipeline compounds. Pfizer, a Biohaven shareholder, received a pro rata portion of Biohaven Ltd.’s shares in the distribution.
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

Pfizer Inc.	2024 Form 10-K	65

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Upjohn Separation and Combination with Mylan––In connection with the 2020 spin-off and the combination of the Upjohn Business with Mylan to form Viatris, Pfizer and Viatris entered into various agreements, including a separation and distribution agreement, interim operating models, including agency arrangements, MSAs, TSAs, a tax matters agreement, and an employee matters agreement, among others. The interim agency operating model arrangements primarily include billings, collections and remittance of rebates that we are performing on a transitional basis on behalf of Viatris. Under the MSAs, Pfizer or Viatris, as the case may be, manufactures, labels and packages products for the other party. The terms of the MSAs range in initial duration from four to seven years post-separation. Services under the TSAs were largely completed as of December 31, 2023. Amounts recorded under the above agreements in 2024, 2023 and 2022 were not material to our operations. Net amounts due to Viatris under the above agreements were $105 million as of December 31, 2024 and $33 million as of December 31, 2023. The cash flows associated with the above agreements are included in Net cash provided by/(used in) operating activities.
C. Equity-Method Investments
Haleon––Haleon, is an independent, publicly traded company listed on the London Stock Exchange that holds the joint historical consumer healthcare business of GSK and Pfizer. We owned 32% of Haleon as of December 31, 2023. In March 2024, we sold approximately 30% of our investment in Haleon through the sale of 791 million ordinary shares in a global public offering, and the sale of 102 million ordinary shares directly to Haleon, for $3.5 billion. In October 2024, we sold approximately 34% of our remaining investment in Haleon through the sale of 640 million ordinary shares in a global public offering, and the sale of 61 million ordinary shares directly to Haleon, for $3.5 billion. We recognized total gains on these sales of our Haleon shares of $945 million during 2024 in Other (income)/deductions––net (see Note 4). After the October 2024 share sale, we owned approximately 15% of the outstanding voting shares of Haleon as of December 31, 2024.
Through the third quarter of 2024, we accounted for our Haleon investment under the equity method and recorded our share of earnings from Haleon on a quarterly basis on a one-quarter lag in Other (income)/deductions––net. As Haleon is a foreign investee whose reporting currency is the U.K. pound, we translated its financial statements into U.S. dollars and recognized the impact of foreign currency translation adjustments in the carrying value of our investment and in other comprehensive income. With the reduction in our Haleon ownership percentage and board representation after the October 2024 sale, we no longer have the ability to exercise significant influence over the operating and financial policies of Haleon. As a result, we discontinued the application of the equity method to our Haleon investment, and began to account for the investment as an equity security with a readily determinable fair value, which is carried at fair value, with changes in fair value reported in Other (income)/deductions––net. See Note 4.

The following table summarizes the change in the carrying value of our investment in Haleon:
	Year Ended December 31,
(MILLIONS)	2024	2023
Beginning carrying value reported in Equity-method investments	$11,451	$10,824
Carrying value of shares sold	(6,113)	—
Dividends	(212)	(153)
Currency translation adjustments and other(a)	341	293
Basis difference adjustments and amortization(b), (c)	(91)	(2)
Pfizer share of Haleon investee capital transaction(b), (d)	(44)	—
Pfizer share of Haleon earnings(b)	224	489
Reclassification of accumulated other comprehensive income balances in Equity-method investments(e)	(143)	—
Transfer of carrying value to Short-term investments(f)	(5,411)	—
Ending carrying value	$—	$11,451
(a)See Note 6.
(b)Included in Other (income)/deductions––net.
(c)Adjustments in 2024 include (i) the impact of Haleon’s brand divestitures and impairments of intangible assets and (ii) changes in Haleon’s tax rates on intangible asset-related deferred tax liabilities.
(d)In 2024, includes (i) a decrease of $91 million recorded in the second quarter of 2024 for Pfizer’s share of an investee capital transaction recognized by Haleon for treasury stock Haleon purchased in the first quarter of 2024 and (ii) an increase of $46 million recorded in the third quarter of 2024 for the impact of the reduction in Pfizer’s ownership from approximately 32% to approximately 23% as applied to dividends with a record date in the first quarter of 2024, which were recognized in Haleon’s second quarter 2024 financial statements.
(e)The 2024 activity primarily represent foreign currency translation balances in Accumulated other comprehensive income related to the equity-method investment in Haleon that were reclassified into Equity-method investments upon our loss of significant influence over Haleon and our discontinuance of the equity method for the Haleon investment.
(f)The final carrying value of our equity-method investment in Haleon was reclassified to Short-term investments and is being accounted for as an equity investment with a readily determinable fair value.

Pfizer Inc.	2024 Form 10-K	66

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Summarized financial information for Haleon as of September 30, 2024, the most recent period available, and as of September 30, 2023 and for the periods ending September 30, 2024, 2023, and 2022 is as follows:

(MILLIONS)	September 30, 2024	September 30, 2023
Current assets	$7,813	$5,876
Noncurrent assets	37,572	36,954
Total assets	$45,385	$42,830

Current liabilities	$7,468	$6,117
Noncurrent liabilities	15,511	15,744
Total liabilities	$22,979	$21,862

Equity attributable to shareholders	$22,129	$20,719
Equity attributable to noncontrolling interests	277	249
Total net equity	$22,406	$20,968

	For the Twelve Months Ended
(MILLIONS)	September 30, 2024	September 30, 2023	September 30, 2022
Net sales	$14,252	$13,921	$13,566
Cost of sales	(5,656)	(5,580)	(5,081)
Gross profit	$8,596	$8,341	$8,486
Income from continuing operations	1,668	1,606	1,745
Net income	1,668	1,606	1,745
Income attributable to shareholders	1,600	1,528	1,675
In connection with GSK’s previously announced planned demerger of at least 80% of GSK’s 68% equity interest in the Consumer Healthcare JV, in March 2022 the Consumer Healthcare JV completed its offering of a total aggregate principal amount of $8.75 billion in U.S. dollar-denominated senior notes of various maturities, €2.35 billion in euro-denominated senior notes of various maturities and £700 million in U.K. pound-denominated senior notes of various maturities (collectively, the “notes”). The notes were guaranteed by GSK generally up to and excluding the date of the demerger (the “Guarantee Assumption Date”). We agreed to indemnify GSK for 32% (representing our pro rata equity interest in the Consumer Healthcare JV at that time) of any amount payable by GSK pursuant to its guarantee of the notes. Our indemnity was provided solely for the benefit of GSK. Neither we, nor any of our subsidiaries, were an issuer or guarantor of any of the notes.
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
Investment in ViiV––In 2009, we and GSK created ViiV, which is focused on research, development and commercialization of human immunodeficiency virus (HIV) medicines. We own approximately 11.7% of ViiV, and prior to 2016 we accounted for our investment under the equity method due to the significant influence that we have over the operations of ViiV through our board representation and minority veto rights. We suspended application of the equity method to our investment in ViiV in 2016 when the carrying value of our investment was reduced to zero due to the recognition of cumulative equity-method losses and dividends, and therefore we no longer record our proportionate share of ViiV’s net income (loss) in our results of operations. Since 2016, we have recognized dividends from ViiV as income in Other (income)/deductions––net when earned, including dividends of $272 million in 2024, $265 million in 2023 and $314 million in 2022 (see
Note 4).

Summarized financial information for our equity-method investee, ViiV, as of December 31, 2024 and 2023 and for the years ending December 31, 2024, 2023, and 2022 is as follows:
	As of December 31,
(MILLIONS)	2024	2023
Current assets	$4,338	$4,237
Noncurrent assets	3,223	3,009
Total assets	$7,561	$7,245

Current liabilities	$4,280	$4,085
Noncurrent liabilities	6,205	5,998
Total liabilities	$10,485	$10,083

Total net equity/(deficit) attributable to shareholders	$(2,924)	$(2,838)

Pfizer Inc.	2024 Form 10-K	67

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

	Year Ended December 31,
(MILLIONS)	2024	2023	2022
Net sales	$8,971	$7,845	$6,955
Cost of sales	(1,360)	(1,060)	(819)
Gross profit	$7,611	$6,785	$6,135
Income from continuing operations	3,062	3,090	3,108
Net income	3,062	3,090	3,108
Income attributable to shareholders	3,062	3,090	3,108
D. Collaborative Arrangements
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
Summarized Financial Information for Collaborative Arrangements

The following provides the amounts and classification of payments (income/(expense)) between us and our collaboration partners:
	Year Ended December 31,
(MILLIONS)	2024	2023	2022
Product revenues(a)	$175	$212	$437
Alliance revenues(b)	8,388	7,582	8,537
Royalty revenues(c)	923	605	614
Total revenues from collaborative arrangements	$9,486	$8,400	$9,588
Cost of sales(d)	$(2,901)	$(4,277)	$(15,589)
Selling, informational and administrative expenses(e)	(335)	(267)	(196)
Research and development expenses(f)	282	219	272
Acquired in-process research and development expenses(g)	2	(13)	(339)
Restructuring charges and certain acquisition-related costs(h)	(45)	—	—
Other income/(deductions)—net	(15)	25	50
(a)Represents sales to our partners of products manufactured by us.
(b)Substantially all relates to amounts earned from our partners under co-promotion agreements. The increase in 2024 was primarily driven by an increase in Alliance revenues from Eliquis and Xtandi, partially offset by a decrease in Alliance revenues from Bavencio. The decrease in 2023 was primarily driven by a decline in Alliance revenues from Comirnaty, partially offset by an increase in Alliance revenues from Eliquis.
(c)Primarily relates to royalties from our collaboration partners.
(d)Primarily relates to amounts paid to collaboration partners for their share of net sales or profits earned in collaboration arrangements where we are the principal in the transaction, and cost of sales for inventory purchased from our partners. The decreases in 2024 and in 2023 primarily relate to Comirnaty.
(e)Represents net reimbursements to our partners for selling, informational and administrative expenses incurred.
(f)Represents net reimbursements from our partners for research and development expenses incurred.
(g)Primarily relates to upfront payments to our partners as well as premiums paid on our equity investments in the common stock of our partners.
(h)Relates to exit costs associated with terminating a collaboration with SMPS.
The amounts outlined in the above table do not include transactions with third parties other than our collaboration partners, or other costs for the products under the collaborative arrangements.
E. Research and Development Arrangement
Research and Development Funding Arrangement with Blackstone––In April 2023, we entered into an arrangement with Blackstone under which we will receive up to a total of $550 million in 2023 through 2026 to co-fund our quarterly development costs for specified treatments. As there is substantive transfer of risk to the financial partner, the development funding is recognized by us as an obligation to perform contractual services. We are recognizing the funding as a reduction of Research and development expenses using an attribution model over the period of the related expenses. The reduction to Research and development expenses in 2024 and 2023 was $135 million and $175 million,

Pfizer Inc.	2024 Form 10-K	68

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
In the fourth quarter of 2023, we announced that we launched a multi-year, enterprise-wide cost realignment program that aims to realign our costs with our longer-term revenue expectations. We expect costs associated with this multi-year effort to continue primarily through 2025 and to total approximately $2.9 billion, primarily representing cash expenditures for severance, exit and implementation costs as well as asset write downs of which $2.2 billion is associated with our Biopharma segment. From the start of this program through December 31, 2024, we incurred costs under this program of $2.6 billion, of which $2.1 billion is associated with our Biopharma segment (including $2.0 billion of restructuring charges).
B. Manufacturing Optimization Program
In the second quarter of 2024, we announced that we launched a multi-year, multi-phased program to reduce our costs of goods sold, which is expected to include operational efficiencies, network structure changes, and product portfolio enhancements. The first phase of this program is focused on operational efficiencies and we expect costs for this first phase to total approximately $1.6 billion, primarily representing cash expenditures for severance and implementation costs, all of which is associated with our Biopharma segment. These costs were recorded primarily in 2024, with cash outlays expected primarily in 2025 and 2026. From the start of this program through December 31, 2024, we incurred costs under this program of $1.2 billion, substantially all of which is restructuring costs for our Biopharma segment.
C. Key Activities

The following summarizes costs and credits for acquisitions and cost-reduction/productivity initiatives:
	Year Ended December 31,
(MILLIONS)	2024	2023	2022
Restructuring charges/(credits):
Employee terminations	$1,152	$1,622	$776
Asset impairments	432	227	52
Exit costs	403	119	54
Restructuring charges/(credits)(a)	1,987	1,968	882
Transaction costs(b)	5	190	144
Integration costs and other(c)	427	785	348
Restructuring charges and certain acquisition-related costs	2,419	2,943	1,375
Net periodic benefit costs/(credits) recorded in Other (income)/deductions––net	7	(7)	(9)
Additional depreciation––asset restructuring recorded in our consolidated statements of operations as follows(d):
Cost of sales	14	31	34
Selling, informational and administrative expenses	5	1	2
Total additional depreciation––asset restructuring	19	32	36
Implementation costs recorded in our consolidated statements of operations as follows(e):
Cost of sales	120	67	54
Selling, informational and administrative expenses	90	289	560
Research and development expenses	84	101	2
Total implementation costs	294	457	616
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$2,738	$3,426	$2,018
(a)Primarily represents cost-reduction initiatives. Amounts associated with our Biopharma segment: charges of $1.8 billion for 2024 (including charges of $1.2 billion for our Manufacturing Optimization Program and charges of $571 million for our Realigning our Cost Base Program), $1.5 billion for 2023 (including charges of $1.4 billion for our Realigning our Cost Base Program and charges of $3 million for our Transforming to a More Focused Company program, that we have substantially completed) and $796 million for 2022 (including charges of $601 million for our Transforming to a More Focused Company program).
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

Pfizer Inc.	2024 Form 10-K	69

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

(d)Represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.
(e)Represents external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following summarizes the components and changes in restructuring accruals:
(MILLIONS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, January 1, 2023	$1,196	$—	$8	$1,204
Provision	1,622	227	119	1,968
Utilization and other(a)	(840)	(227)	(116)	(1,184)
Balance, December 31, 2023(b)	1,978	—	11	1,988
Provision	1,152	432	403	1,987
Utilization and other(a)	(1,083)	(432)	(341)	(1,856)
Balance, December 31, 2024(c)	$2,046	$—	$74	$2,120
(a)Other activity includes adjustments for foreign currency translation that are not material to our consolidated financial statements.
(b)Included in Other current liabilities ($1.3 billion) and Other noncurrent liabilities ($663 million).
(c)Included in Other current liabilities ($1.7 billion) and Other noncurrent liabilities ($437 million).
Note 4. Other (Income)/Deductions—Net

Components of Other (income)/deductions––net include:
	Year Ended December 31,
(MILLIONS)	2024	2023	2022
Interest income	$(545)	$(1,624)	$(251)
Interest expense(a)	3,091	2,209	1,238
Net interest expense(b)	2,546	585	987
Net (gains)/losses recognized during the period on equity securities(c)	(1,008)	(1,590)	1,273
Income from collaborations, out-licensing arrangements and sales of compound/product rights	(42)	(154)	(188)
Net periodic benefit costs/(credits) other than service costs	154	(610)	(849)
Certain legal matters, net(d)	567	474	230
Certain asset impairments(e)	3,295	3,024	421
Haleon equity method (income)/loss(f)	(102)	(505)	(436)
Other, net(g)	(1,022)	(1,002)	(378)
Other (income)/deductions––net	$4,388	$222	$1,062
(a)Capitalized interest totaled $182 million in 2024, $160 million in 2023 and $124 million in 2022.
(b)The increase in net interest expense in 2024 reflects (i) a decrease in interest income due to lower investment balances after completion of our $43.4 billion Seagen acquisition in December 2023 and (ii) higher interest expense driven by our $31 billion aggregate principal amount of senior unsecured notes issued in May 2023, as well as the remaining balance of the $8 billion of commercial paper issued in the fourth quarter of 2023, both part of the financing for our acquisition of Seagen.
(c)2024 net gains primarily include, among other things, an unrealized gain of $1.0 billion related to our investment in Haleon, which is now carried at fair value (see Note 2C). 2023 net gains primarily included, among other things, a realized gain of $1.7 billion related to our investment in Telavant Holdings, Inc. and unrealized gains of $297 million related to our investment in Cerevel Therapeutics Holdings, Inc., partially offset by unrealized losses of $292 million related to our investment in BioNTech. 2022 net losses included, among other things, unrealized losses of $986 million related to investments in BioNTech, Allogene Therapeutics, Inc. and Arvinas.
(d)2024 primarily includes certain product liability expenses related to products discontinued and/or divested by Pfizer. 2023 primarily included certain product liability and other legal expenses related to products discontinued and/or divested by Pfizer and legal obligations related to pre-acquisition matters. 2022 primarily included certain product liability and other legal expenses related to products discontinued and/or divested by Pfizer.
(e)The amount for 2024 represents intangible asset impairment charges, and includes $2.9 billion recorded in the fourth quarter associated with our Biopharma segment, due to changes in development plans and updated long-range commercial forecasts, composed of: (i) $1.0 billion for B7H4V (felmetatug vedotin), a Phase 1 IPR&D asset, (ii) $475 million for Medrol, a finite-lived brand, (iii) $435 million for Zavzpret nasal spray developed technology rights, (iv) $400 million and $200 million for Tukysa and disitamab vedotin, respectively, IPR&D assets reflecting emerging competition, as well as (v) other developed technology rights, IPR&D impairments and a finite-lived licensing agreement totaling $436 million which also includes de-prioritization of certain assets. 2024 also includes a $240 million intangible asset impairment charge, associated with our Biopharma segment that represents IPR&D related to a Phase 3 study for the treatment of DMD, which reflects unfavorable clinical trial results. The amount for 2023 primarily represented intangible asset impairment charges of $3.0 billion, of which $2.9 billion was associated with our Biopharma segment ($2.8 billion recorded in the fourth quarter), including: (i) $1.4 billion for etrasimod (Velsipity) IPR&D, based on a change in development plans for additional indications and overall revenue expectations, (ii) $964 million for Prevnar 13 developed technology rights due to updated commercial forecasts mainly reflecting a transition to vaccines with higher serotype coverage, as well as (iii) $486 million for various other IPR&D assets and developed technology rights, due to updated commercial forecasts mainly reflecting competitive pressures and/or prioritization decisions. 2023 also included $128 million associated with Other business activities, related to IPR&D and developed technology rights for acquired software assets and reflected unfavorable pivotal trial results and updated commercial forecasts. 2022 represented intangible asset impairment charges associated with our Biopharma segment of $200 million for an IPR&D asset for the unapproved indication of symptomatic dilated cardiomyopathy due to a mutation of the gene encoding the lamin A/C protein that resulted from the Phase 3 trial reaching futility at a pre-planned interim analysis and $171 million for developed technology rights due to updated commercial forecasts mainly reflecting competitive pressures. 2022 also included intangible asset impairment charges of $50 million

Pfizer Inc.	2024 Form 10-K	70

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

associated with PC1, related to finite-lived licensing agreements, and reflected updated contract manufacturing forecasts reflecting changes to market dynamics.
(f)See Note 2C.
(g)The amount for 2024 primarily includes, among other things, (i) gains of $945 million on the partial sales of our investment in Haleon in March and October 2024, (ii) dividend income of $272 million from our investment in ViiV and (iii) a charge of $420 million recorded in the third quarter related to the expected sale of one of our facilities resulting from the discontinuation of our DMD program. 2023 included, among other things, (i) dividend income of $265 million from our investment in ViiV and $211 million from our investment in Nimbus resulting from Takeda’s acquisition of Nimbus’s oral, selective allosteric tyrosine kinase 2 (TYK2) inhibitor program subsidiary and (ii) a $222 million gain on the divestiture of our early-stage rare disease gene therapy portfolio to Alexion. 2022 included, among other things, (i) dividend income of $314 million from our investment in ViiV, (ii) income net of costs associated with TSAs of $142 million and (iii) charges of $77 million, reflecting the change in the fair value of contingent consideration.

Additional information about the intangible assets that were impaired during 2024 follows:
					Year Ended
	Fair Value(a)				December 31, 2024
(MILLIONS)	Amount	Level 1	Level 2	Level 3	Impairment
IPR&D(b)	$4,900	$—	$—	$4,900	$1,873
Developed technology rights(b)	524	—	—	524	943
Finite-lived brand(b)	270	—	—	270	475
Finite-lived licensing agreement(b)	—	—	—	—	5
Total	$5,694	$—	$—	$5,694	$3,295
(a)The fair value amounts are presented as of the date of impairment, as these assets are not measured at fair value on a recurring basis. See also Note 1E.
(b)Reflects intangible assets written down to fair value in 2024. Fair value was determined using the income approach, specifically the multi-period excess earnings method, also known as the discounted cash flow method. We started with a forecast of all the expected net cash flows for the asset and then applied an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the product; and assumptions about the probability of technical and regulatory success (PTRS) of ongoing clinical trials, the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.
Note 5. Tax Matters
A. Taxes on Income from Continuing Operations

Components of Income from continuing operations before provision/(benefit) for taxes on income include:
	Year Ended December 31,
(MILLIONS)	2024	2023	2022
United States	$(637)	$(4,411)	$5,032
International	8,660	5,469	29,697
Income from continuing operations before provision/(benefit) for taxes on income(a), (b)	$8,023	$1,058	$34,729
(a)2024 v. 2023––The reduction in the domestic loss in 2024 versus the domestic loss in 2023 is primarily attributable to increased revenues offset by higher restructuring charges and asset impairment charges. The increase in the international income is primarily attributable to lower: Cost of Sales, Restructuring charges and certain acquisition-related costs and asset impairment charges.
(b)2023 v. 2022––The domestic loss in 2023 versus domestic income in 2022 and the decrease in international income in 2023 was primarily attributable to lower revenues, higher intangible asset impairment charges, and increases in Restructuring charges and certain acquisition-related costs, Amortization of intangible assets, and Selling, informational and administrative expenses, partially offset by a decrease in Cost of sales and net gains on equity securities in 2023 versus net losses on equity securities in 2022.

Components of Provision/(benefit) for taxes on income based on the location of the taxing authorities include:
	Year Ended December 31,
(MILLIONS)	2024	2023	2022
United States
Current income taxes:
Federal	$453	$1,321	$2,744
State and local	32	(135)	(20)
Deferred income taxes:
Federal	(1,909)	(2,606)	(3,271)
State and local	(293)	(184)	(310)
Total U.S. tax provision/(benefit)	(1,717)	(1,605)	(857)
International
Current income taxes	1,588	1,142	4,368
Deferred income taxes	100	(652)	(183)
Total international tax provision/(benefit)	1,689	490	4,185
Provision/(benefit) for taxes on income	$(28)	$(1,115)	$3,328

Pfizer Inc.	2024 Form 10-K	71

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The changes in Provision/(benefit) for taxes on income impacting the effective tax rate year-over-year are summarized below:
2024 v. 2023
The tax benefit of $28 million for 2024 compared to the tax benefit of $1.1 billion for 2023 was primarily a result of changes in the jurisdictional mix of earnings partially offset by a tax benefit related to the Transition Tax liability under the TCJA.
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
We elected, with the filing of our 2018 U.S. Federal Consolidated Income Tax Return, to pay our initial estimated $15 billion repatriation tax liability on accumulated post-1986 foreign earnings (Transition Tax liability) over eight years through 2026. The sixth annual installment was paid by its April 15, 2024 due date. The seventh annual installment is due April 15, 2025 and is reported in current Income taxes payable as of December 31, 2024. The remaining liability is reported in noncurrent Other taxes payable. Our obligations may vary due to the availability of attributes such as foreign tax and other credit carryforwards or carrybacks.

Cash paid for income taxes, net of refunds, consisted of:
	Year Ended December 31,
(MILLIONS)	2024	2023	2022
United States	$2,593	$1,923	$3,867
International	1,012	1,224	4,000
Total	$3,605	$3,147	$7,867
B. Tax Rate Reconciliation

The reconciliation of the U.S. statutory income tax rate to our effective tax rate for Income from continuing operations follows:
	Year Ended December 31,
	2024	2023^	2022
U.S. statutory income tax rate	21.0%	21.0%	21.0%
Taxation of non-U.S. operations(a), (b)	(7.9)	(21.1)	(5.0)
Transition Tax liability(c)	(6.0)	—	—
Tax settlements and resolution of certain tax positions(c)	(2.4)	(40.3)	(3.0)
Foreign-Derived Intangible Income deduction(d)	(1.2)	(33.1)	(1.9)
State & local taxes(e)	(2.5)	(22.4)	—
Charitable contributions	(1.7)	(7.3)	(0.5)
U.S. R&D tax credit	(1.8)	(15.8)	(0.6)
Interest(f)	2.2	13.5	0.2
All other, net(g)	0.1	0.2	(0.6)
Effective tax rate for income from continuing operations	(0.4)%	(105.4)%	9.6%
^ The higher rate percentages for the 2023 reconciling items are significantly impacted by the lower domestic and international Income from continuing operations before provision/(benefit) for taxes on income (see Note 5A).
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
(b)In all years, the reduction in our effective tax rate is a result of the jurisdictional location of earnings and is largely due to lower tax rates in certain jurisdictions, as well as manufacturing and other incentives for our subsidiaries in Singapore and, to a lesser extent, in Puerto Rico. We have Puerto Rican tax incentives pursuant to a grant that expires during 2053. Under such grant, we are partially exempt from income, property and municipal taxes. In Singapore, we have incentive tax rates effective through 2048 on income from manufacturing and other operations.

Pfizer Inc.	2024 Form 10-K	72

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
(g)All other, net is primarily due to routine business operations.
C. Deferred Taxes

Components of our deferred tax assets and liabilities, shown before jurisdictional netting, follow:
	2024 Deferred Tax^		2023 Deferred Tax^
(MILLIONS)	Assets	(Liabilities)	Assets	(Liabilities)
Prepaid/deferred items(a)	$2,988	$(847)	$2,658	$(654)
Accrued/deferred royalties	1,306	—	1,655	—
Deferred revenues	300	—	471	—
Inventories(b)	992	(702)	1,210	(1,060)
Intangible assets(c)	1,435	(9,066)	1,526	(11,605)
Property, plant and equipment	265	(1,751)	168	(2,039)
Employee benefits(d)	1,002	(274)	1,085	(287)
Restructurings and other charges	462	—	537	—
Legal and product liability reserves	378	—	430	—
Research and development(e)	7,635	—	6,275	—
Net operating loss/tax credit carryforwards(f)	2,028	—	2,708	—
Unremitted earnings	—	(69)	—	(60)
State and local tax adjustments	161	—	119	—
Investments	73	(248)	133	(395)
All other	87	(66)	62	(72)
	19,112	(13,023)	19,037	(16,172)
Valuation allowances	(1,638)	—	(1,738)	—
Total deferred taxes	$17,474	$(13,023)	$17,299	$(16,172)
Net deferred tax asset/(liability)(g), (h)	$4,451		$1,128
^ The deferred tax assets and liabilities associated with global intangible low-taxed income are included in the relevant categories. See Note 1Q.
(a)The increase in net deferred tax assets in 2024 is primarily related to temporary differences associated with the timing of accruals recorded in the ordinary course of business.
(b)The increase in net deferred tax assets in 2024 is primarily due to measurement period adjustments of inventories related to Seagen. See Note 2A.
(c)The decrease in net deferred tax liabilities in 2024 is primarily due to amortization of intangible assets and certain impairment charges, as well as the measurement period adjustments of intangible assets related to Seagen.
(d)The decrease in net deferred tax assets in 2024 is primarily due to changes in pension and postretirement benefit obligations, as well as the performance of plan assets reported in the period. See Note 11.
(e)The increase in deferred tax assets in 2024 is primarily related to the TCJA requirement to capitalize R&D costs for tax years beginning after December 31, 2021.
(f)The amounts in 2024 and 2023 are reduced for unrecognized tax benefits of $575 million and $1.3 billion, respectively, where we have net operating loss carryforwards, similar tax losses, and/or tax credit carryforwards that are available, under the tax law of the applicable jurisdiction, to settle any additional income taxes that would result from the disallowance of a tax position.
(g)In 2024, Noncurrent deferred tax assets and other noncurrent tax assets ($6.6 billion), and Noncurrent deferred tax liabilities ($2.1 billion). In 2023, Noncurrent deferred tax assets and other noncurrent tax assets ($1.8 billion), and Noncurrent deferred tax liabilities ($640 million).
(h)Excludes indefinite- and definite-lived deferred tax assets for certain non-U.S. tax losses and interest carryforwards and U.S. state general business credits, totaling $11.3 billion and $11.1 billion for 2024 and 2023 respectively, given that management has determined based on applicable accounting rules that it is remote that these tax attributes will be utilized.
We have carryforwards, primarily related to net operating and capital losses, general business credits, foreign tax credits and charitable contributions, which are available to reduce future U.S. federal and/or state, as well as international, income taxes payable with either an indefinite life or expiring at various times from 2025 to 2044. Certain of our U.S. net operating losses and general business credits are subject to limitations under IRC Section 382.
As of December 31, 2024, we have not made a U.S. tax provision on $58.0 billion of unremitted earnings of our international subsidiaries. As these earnings are intended to be indefinitely reinvested overseas, the determination of a hypothetical unrecognized deferred tax liability as of December 31, 2024 is not practicable. The amount of indefinitely reinvested earnings is based on estimates and assumptions and subject to management evaluation, and is subject to change in the normal course of business based on operational cash flow, completion of local statutory financial statements and the finalization of tax returns and audits, among other things. Accordingly, we regularly update our earnings and profits analysis for such events.
D. Tax Contingencies
For a description of our accounting policies associated with accounting for income tax contingencies, see Note 1Q.

Pfizer Inc.	2024 Form 10-K	73

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Uncertain Tax Positions
As tax law is complex and often subject to varied interpretations, it is uncertain whether some of our tax positions will be sustained upon audit. As of December 31, 2024, we had $2.0 billion and as of December 31, 2023, we had $3.1 billion in net unrecognized tax benefits, excluding associated interest.
•Tax assets for uncertain tax positions represent our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another tax jurisdiction. These potential benefits generally result from cooperative efforts among taxing authorities, as required by tax treaties to minimize double taxation, commonly referred to as the competent authority process. The recoverability of these assets, which we believe to be more likely than not, is dependent upon the actual payment of taxes in one tax jurisdiction and, in some cases, the successful petition for recovery in another tax jurisdiction. In 2024, tax assets for uncertain tax positions also include the expected filing of an amended income tax return relating to the Transition Tax liability under the TCJA. As of December 31, 2024, we had $2.5 billion in assets associated with uncertain tax positions mainly included in Noncurrent deferred tax assets and other noncurrent tax assets. As of December 31, 2023, we had $1.7 billion in assets associated with uncertain tax positions mainly included in Noncurrent deferred tax assets and other noncurrent tax assets.
•The majority of these unrecognized tax benefits, if recognized, would impact our effective income tax rate.

The reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:
(MILLIONS)	2024	2023	2022
Balance, beginning	$(4,802)	$(4,494)	$(6,068)
Acquisitions	8	(46)	(52)
Increases based on tax positions taken during a prior period(a), (b)	(934)	(158)	(67)
Decreases based on tax positions taken during a prior period(a), (c)	599	310	1,339
Decreases based on settlements for a prior period(c), (d)	911	85	842
Increases based on tax positions taken during the current period(a)	(433)	(515)	(701)
Impact of foreign exchange	52	(44)	90
Other, net(a), (e)	70	58	122
Balance, ending(f)	$(4,530)	$(4,802)	$(4,494)
(a)Primarily included in Provision/(benefit) for taxes on income.
(b)In 2024, the amount includes a gross unrecognized tax benefit associated with the expected filing of an amended income tax return related to the Transition Tax liability under the TCJA.
(c)Primarily related to effectively settling certain issues with the U.S. and foreign tax authorities. See Note 5A.
(d)Primarily related to cash payments and reductions of tax attributes.
(e)Primarily related to decreases as a result of a lapse of applicable statutes of limitations.
(f)In 2024, included in Income taxes payable ($103 million), Other current assets ($0.4 million), Noncurrent deferred tax assets and other noncurrent tax assets ($1.5 billion), Noncurrent deferred tax liabilities ($3 million) and Other taxes payable ($2.9 billion). In 2023, included in Income taxes payable ($94 million), Other current assets ($1 million), Noncurrent deferred tax assets and other noncurrent tax assets ($1.3 billion), Noncurrent deferred tax liabilities ($4 million) and Other taxes payable ($3.4 billion).
•Interest related to our unrecognized tax benefits is recorded in accordance with the laws of each jurisdiction and is recorded primarily in Provision/(benefit) for taxes on income. In 2024, we recorded a net increase in interest of $91 million. In 2023, we recorded a net increase in interest of $64 million. In 2022, we recorded a net decrease in interest of $17 million. Gross accrued interest totaled $636 million as of December 31, 2024 (reflecting a decrease of $56 million as a result of cash payments) and gross accrued interest totaled $605 million as of December 31, 2023 (reflecting a decrease of $11 million as a result of cash payments). In 2024 and 2023, these amounts were substantially all included in Other taxes payable. Accrued penalties are not significant. See also Note 5A.
Status of Tax Matters and Potential Impact on Accruals for Uncertain Tax Positions
The U.S. is one of our major tax jurisdictions, and we are regularly audited by the IRS. During the third quarter of 2024, we effectively settled the audit of Pfizer’s federal income tax returns for years 2016-2018. Tax years 2019-2024 are open but not under audit. All other tax years are closed. In addition to the open audit years in the U.S., we have open audit years and certain related audits, appeals and investigations in certain major international tax jurisdictions such as Canada (2017-2024), Europe (2012-2024, primarily in Ireland, the U.K., France, Italy, Spain and Germany), Asia Pacific (2014-2024, primarily in Australia, China, Japan and Singapore) and Latin America (1998-2024, primarily in Brazil).
Any settlements or statutes of limitations expirations could result in a significant decrease in our uncertain tax positions. We estimate that it is reasonably possible that within the next 12 months, our gross unrecognized tax benefits, exclusive of interest, could decrease by as much as $200 million, as a result of settlements with taxing authorities or the expiration of the statutes of limitations. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but our estimates of unrecognized tax benefits and potential tax benefits may not be representative of actual outcomes, and variation from such estimates could materially affect our financial statements in the period of settlement or when the statutes of limitations expire, as we treat these events as discrete items in the period of resolution. Finalizing audits with the relevant taxing authorities can include formal administrative and legal proceedings, and, as a result, it is difficult to estimate the timing and range of possible changes related to our uncertain tax positions, and such changes could be significant.

Pfizer Inc.	2024 Form 10-K	74

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

E. Tax Provision/(Benefit) on Other Comprehensive Income/(Loss)

Components of the Tax provision/(benefit) on other comprehensive income/(loss) include:
	Year Ended December 31,
(MILLIONS)	2024	2023	2022
Foreign currency translation adjustments, net(a)	$156	$(33)	$(126)

Unrealized holding gains/(losses) on derivative financial instruments, net	96	111	183
Reclassification adjustments for (gains)/losses included in net income	(29)	(93)	(270)
	67	18	(87)
Unrealized holding gains/(losses) on available-for-sale securities, net	(19)	(15)	(164)
Reclassification adjustments for (gains)/losses included in net income	5	(18)	226
	(14)	(33)	62
Benefit plans: prior service (costs)/credits and other, net	45	(5)	(5)
Reclassification adjustments related to amortization of prior service costs and other, net	(26)	(28)	(29)
Reclassification adjustments related to curtailments of prior service costs and other, net	2	(4)	(3)
	22	(37)	(37)
Tax provision/(benefit) on other comprehensive income/(loss)	$231	$(85)	$(187)
(a)Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that are expected to be held indefinitely.
Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following summarizes the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS)	Foreign Currency Translation Adjustments(a)	Derivative Financial Instruments	Available-For-Sale Securities	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, January 1, 2022	$(6,172)	$119	$(220)	$377	$(5,897)
Other comprehensive income/(loss)(b)	(2,188)	(531)	440	(129)	(2,407)
Balance, December 31, 2022	(8,360)	(412)	220	248	(8,304)
Other comprehensive income/(loss)(b)	497	195	(229)	(120)	343
Balance, December 31, 2023	(7,863)	(217)	(9)	128	(7,961)
Other comprehensive income/(loss)(b)	(121)	274	(97)	63	118
Balance, December 31, 2024	$(7,984)	$57	$(106)	$191	$(7,842)
(a)Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests.
(b)Foreign currency translation adjustments include net gains/(losses) related to the impact of our net investment hedging program and gains/(losses) related to our investment in Haleon (see Note 2C).

Pfizer Inc.	2024 Form 10-K	75

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Note 7. Financial Instruments
A. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis and Fair Value Hierarchy, using a Market Approach:

	As of December 31, 2024			As of December 31, 2023
(MILLIONS)	Total	Level 1	Level 2	Total	Level 1	Level 2
Financial assets:
Short-term investments
Equity securities with readily determinable fair value(a)	$7,848	$6,456	$1,392	$5,124	$—	$5,124

Available-for-sale debt securities:
Government and agency—non-U.S.	6,855	—	6,855	817	—	817
Government and agency—U.S.	2,853	—	2,853	2,601	—	2,601
Corporate and other	1,173	—	1,173	982	—	982
	10,881	—	10,881	4,400	—	4,400
Total short-term investments	18,729	6,456	12,273	9,524	—	9,524
Other current assets
Derivative assets:
Foreign exchange contracts	1,056	—	1,056	298	—	298
Total other current assets	1,056	—	1,056	298	—	298
Long-term investments
Equity securities with readily determinable fair values(b)	1,246	1,246	—	2,779	2,772	7

Available-for-sale debt securities:
Government and agency—non-U.S.	—	—	—	124	—	124
Corporate and other	—	—	—	26	—	26
	—	—	—	150	—	150
Total long-term investments	1,246	1,246	—	2,929	2,772	156
Other noncurrent assets
Derivative assets:
Interest rate contracts	13	—	13	144	—	144
Foreign exchange contracts	447	—	447	258	—	258
Total derivative assets	460	—	460	402	—	402
Insurance contracts(c)	875	—	875	790	—	790
Total other noncurrent assets	1,335	—	1,335	1,191	—	1,191
Total assets	$22,366	$7,701	$14,665	$13,943	$2,772	$11,170

Financial liabilities:
Other current liabilities
Derivative liabilities:
Interest rate contracts	$28	$—	$28	$16	$—	$16
Foreign exchange contracts	217	—	217	404	—	404
Total other current liabilities	245	—	245	420	—	420
Other noncurrent liabilities
Derivative liabilities:
Interest rate contracts	397	—	397	275	—	275
Foreign exchange contracts	723	—	723	725	—	725
Total other noncurrent liabilities	1,121	—	1,121	1,000	—	1,000
Total liabilities	$1,366	$—	$1,366	$1,420	$—	$1,420
(a)Includes money market funds. As of December 31, 2024, short-term equity securities include our investment in Haleon of $6.5 billion. See Note 2C.
(b)Long-term equity securities of $133 million as of December 31, 2024 and $130 million as of December 31, 2023 were held in restricted trusts for U.S. non-qualified employee benefit plans.
(c)Includes life insurance policies held in restricted trusts for U.S. non-qualified employee benefit plans. The underlying invested assets in these contracts are marketable securities, which are carried at fair value, with changes in fair value recognized in Other (income)/deductions—net (see Note 4).
Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis––The carrying value of Long-term debt, excluding the current portion was $57 billion as of December 31, 2024 and $62 billion as of December 31, 2023. The estimated fair value of such debt, using a market approach and Level 2 inputs, was $54 billion as of December 31, 2024 and $61 billion as of December 31, 2023.
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities, long-term receivables and short-term borrowings not measured at fair value on a recurring basis were not significant as of December 31, 2024 and 2023. The fair value measurements of our held-to-maturity debt securities and short-term borrowings are based on Level 2 inputs. The fair value measurements of our long-term receivables and private equity securities are based on Level 3 inputs.

Pfizer Inc.	2024 Form 10-K	76

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

B. Investments
Total Short-Term, Long-Term and Equity-Method Investments

The following summarizes our investments by classification type:
	As of December 31,
(MILLIONS)	2024	2023
Short-term investments
Equity securities with readily determinable fair values(a)	$7,848	$5,124
Available-for-sale debt securities	10,881	4,400
Held-to-maturity debt securities	705	313
Total Short-term investments	$19,434	$9,837

Long-term investments
Equity securities with readily determinable fair values(b)	$1,246	$2,779
Available-for-sale debt securities	—	150
Held-to-maturity debt securities	45	47
Private equity securities at cost(b)	719	755
Total Long-term investments	$2,010	$3,731
Equity-method investments(a)	217	11,637
Total long-term investments and equity-method investments	$2,228	$15,368
Held-to-maturity cash equivalents	$184	$207
(a)As of December 31, 2024, our investment in Haleon is reported in Short-term investments and as of December 31, 2023 was reported in Equity-method investments. See Note 2C. Short term equity securities as of December 31, 2024 include and as of December 31, 2023 represent money market funds primarily invested in U.S. Treasury and government debt.
(b)Represent investments in the life sciences sector.
Debt Securities

Our investment portfolio consists of investment-grade debt securities issued across diverse governments, corporate and financial institutions:
	As of December 31, 2024							As of December 31, 2023
		Gross Unrealized			Maturities (in Years)				Gross Unrealized
(MILLIONS)	Amortized Cost	Gains	Losses	Fair Value	Within 1	Over 1 to 5	Over 5	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Government and agency––non-U.S.	$6,970	$8	$(123)	$6,855	$6,855	$—	$—	$953	$2	$(14)	$941
Government and agency––U.S.	2,853	—	—	2,853	2,853	—	—	2,601	—	—	2,601
Corporate and other	1,179	—	(6)	1,173	1,173	—	—	1,006	4	(2)	1,007
Held-to-maturity debt securities
Time deposits and other	697	—	—	697	657	21	19	561	—	—	561
Government and agency––non-U.S.	237	—	—	237	232	4	1	4	—	—	4
Total debt securities	$11,935	$8	$(129)	$11,814	$11,770	$25	$20	$5,126	$6	$(16)	$5,115
Any expected credit losses to these portfolios would be immaterial to our financial statements.
Equity Securities

The following presents the calculation of the portion of unrealized (gains)/losses that relates to equity securities, excluding equity-method investments, held at the reporting date:
	Year Ended December 31,
(MILLIONS)	2024	2023	2022
Net (gains)/losses recognized during the period on equity securities(a)	$(1,008)	$(1,590)	$1,273
Less: Net (gains)/losses recognized during the period on equity securities sold during the period	(1,122)	(1,754)	(126)
Net unrealized (gains)/losses during the reporting period on equity securities still held at the reporting date(b)	$114	$165	$1,400
(a)Reported in Other (income)/deductions––net. See Note 4.
(b)Included in net unrealized (gains)/losses are observable price changes on equity securities without readily determinable fair values. As of December 31, 2024, there were cumulative impairments and downward adjustments of $360 million and upward adjustments of $222 million. Impairments, downward and upward adjustments were not material to our operations in 2024, 2023 and 2022.

Pfizer Inc.	2024 Form 10-K	77

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

C. Short-Term Borrowings

Short-term borrowings include:
	As of December 31,
(MILLIONS)	2024	2023
Commercial paper, principal amount(a)	$2,453	$7,965
Current portion of long-term debt, principal amount	3,750	2,250
Other short-term borrowings, principal amount(b)	755	252
Total short-term borrowings, principal amount	6,957	10,467
Net fair value adjustments related to hedging and purchase accounting	—	5
Net unamortized discounts, premiums and debt issuance costs	(12)	(121)
Total Short-term borrowings, including current portion of long-term debt, carried at historical proceeds, as adjusted	$6,946	$10,350
(a)Issued in the fourth quarter of 2023 as part of the financing for our acquisition of Seagen (see Note 2A). The weighted-average effective interest rate on commercial paper outstanding was approximately 4.94% as of December 31, 2024 and 5.37% as of December 31, 2023.
(b)Primarily includes cash collateral. See Note 7F.
As of December 31, 2024, we had access to a total of $15 billion in committed U.S. revolving credit facilities, consisting of an $8 billion facility maturing in October 2025 (subsequently terminated by Pfizer in February 2025), and a $7 billion facility maturing in October 2029, which may be used for general corporate purposes including to support our global commercial paper borrowings. In addition to the U.S. revolving credit facilities, our lenders have provided us an additional $276 million in lines of credit, of which $243 million expire within one year. Essentially all lines of credit were unused as of December 31, 2024.
D. Long-Term Debt

The following outlines our senior unsecured long-term debt(a) and the weighted-average stated interest rate by maturity:
	As of December 31,
(MILLIONS)	2024	2023
Notes due 2025 (3.9% for 2023)(b)	$—	$3,750
Notes due 2026 (3.7% for 2024 and 2023)	6,000	6,000
Notes due 2027 (2.2% for 2024 and 2.1% for 2023)	980	1,029
Notes due 2028 (4.6% for 2024 and 2023)	5,660	5,660
Notes due 2029 (3.5% for 2024 and 2023)	1,750	1,750
Notes due 2030 (3.6% for 2024 and 2023)	5,250	5,250
Notes due 2031-2035 (4.5% for 2024 and 2023)	6,750	6,750
Notes due 2036-2040 (5.4% for 2024 and 2023)	9,534	9,543
Notes due 2041-2045 (4.3% for 2024 and 2023)	6,474	6,501
Notes due 2046-2050 (3.7% for 2024 and 2023)	4,750	4,750
Notes due 2051-2063 (5.3% for 2024 and 2023)	10,000	10,000
Total long-term debt, principal amount	57,147	60,982
Net fair value adjustments related to hedging and purchase accounting	701	1,039
Net unamortized discounts, premiums and debt issuance costs	(444)	(483)
Total long-term debt, carried at historical proceeds, as adjusted	$57,405	$61,538
Current portion of long-term debt, carried at historical proceeds, as adjusted (not included above (3.9% for 2024 and 2023))	$3,747	$2,254
(a)Our long-term debt is generally redeemable by us at any time at varying redemption prices plus accrued and unpaid interest.
(b)Reclassified to the current portion of long-term debt.
Issuance—In May 2023, we issued, through our wholly-owned finance subsidiary, PIE, $31 billion principal amount of senior unsecured notes at an effective interest rate of 4.93% as part of the financing for our acquisition of Seagen. The notes are fully and unconditionally guaranteed on a senior unsecured basis by Pfizer Inc. PIE was formed to finance a portion of the consideration for the acquisition of Seagen and has no assets or operations, and will have no assets or operations, other than as related to the issuance, administration and repayment of the notes and any other debt securities that it may issue in the future.
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

Pfizer Inc.	2024 Form 10-K	78

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

The following summarizes the fair value of the derivative financial instruments and notional amounts:
(MILLIONS)	As of December 31, 2024			As of December 31, 2023
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$23,991	$1,250	$719	$18,750	$403	$916
Interest rate contracts	6,750	13	425	6,750	144	290
		1,263	1,144		546	1,206

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$26,335	253	221	$25,609	154	214

Total		$1,516	$1,366		$700	$1,420
(a)The notional amount of outstanding foreign exchange contracts hedging our intercompany forecasted inventory sales was $5.0 billion as of December 31, 2024 and $4.9 billion as of December 31, 2023.

Pfizer Inc.	2024 Form 10-K	79

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The following summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk exposures:
	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Year Ended December 31,
(MILLIONS)	2024	2023	2024	2023	2024	2023
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Interest rate contracts	$—	$—	$—	$68	$—	$1
Foreign exchange contracts(b)	—	—	466	380	124	236
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	34	178	34	177

Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	(253)	196	—	—	—	—
Hedged item	253	(196)	—	—	—	—

Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	498	(393)	—	—
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	119	137	154	136

Non-Derivative Financial Instruments in Net Investment Hedge Relationships(d):
Foreign currency short-term borrowings	—	—	—	—	—	—
Foreign currency long-term debt	—	—	49	(29)	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	50	164	—	—	—	—
	$50	$164	$1,166	$341	$313	$549
(a)OID = Other (income)/deductions—net, included in Other (income)/deductions—net in the consolidated statements of operations. COS = Cost of Sales, included in Cost of sales in the consolidated statements of operations. OCI = Other comprehensive income/(loss), included in the consolidated statements of comprehensive income/(loss).
(b)The amounts reclassified from OCI into COS were a net gain of $119 million in 2024 and a net gain of $253 million in 2023. The remaining amounts were reclassified from OCI into OID. Based on year-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax gain of $330 million within the next 12 months into income. The maximum length of time over which we are hedging our exposure to the variability in future foreign exchange cash flows is approximately 18 years and relates to foreign currency debt.
(c)The amounts reclassified from OCI were reclassified into OID.
(d)Long-term debt includes foreign currency borrowings which are used in net investment hedges; the related carrying values as of December 31, 2024 and December 31, 2023 were $777 million and $824 million, respectively.

The following summarizes cumulative basis adjustments to our long-term debt in fair value hedges:
	As of December 31, 2024			As of December 31, 2023
		Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount			Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount
(MILLIONS)	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships
Long-term debt	$7,154	$(384)	$891	$7,196	$(131)	$957
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

Pfizer Inc.	2024 Form 10-K	80

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

With respect to our investments, we monitor concentrations of credit risk associated with government, government agency, and corporate issuers of securities. Investments are placed in instruments that are investment grade and are primarily short in duration. Exposure limits are established to limit a concentration with any single credit counterparty. As of December 31, 2024, the largest investment exposures in our portfolio consisted primarily of U.S. government money market funds, as well as sovereign debt instruments issued by the U.S., Canada, and the U.K.
With respect to our derivative financial instrument agreements with financial institutions, we do not expect to incur a significant loss from failure of any counterparty. Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements with credit-support annexes that contain zero threshold provisions requiring collateral to be exchanged daily depending on levels of exposure. As a result, there are no significant concentrations of credit risk with any individual financial institution. As of December 31, 2024, the aggregate fair value of these derivative financial instruments that are in a net payable position was $741 million, for which we have posted collateral of $720 million with a corresponding amount reported in Short-term investments. As of December 31, 2024, the aggregate fair value of our derivative financial instruments that are in a net receivable position was $594 million, for which we have received collateral of $716 million with a corresponding amount reported in Short-term borrowings, including current portion of long-term debt.
Note 8. Other Financial Information
A. Inventories

The following summarizes the components of Inventories:
	As of December 31,
(MILLIONS)	2024	2023
Finished goods	$3,775	$3,495
Work-in-process	6,101	5,688
Raw materials and supplies	976	1,007
Inventories(a)	$10,851	$10,189
Noncurrent inventories not included above(b)	$2,663	$4,568
(a)The increase from December 31, 2023 reflects higher inventory levels for certain products mainly due to changes in net market demand, network strategy and new product launches.
(b)Included in Other noncurrent assets. The decrease from December 31, 2023 is primarily driven by a reduction in acquired Seagen inventory, inclusive of the acquisition accounting fair value step up. See Note 2A. Based on our current estimates and assumptions, there are no recoverability issues for these amounts.
B. Other Current Liabilities
Other current liabilities include, among other things, amounts payable to BioNTech for the gross profit split for Comirnaty, which totaled $1.3 billion as of December 31, 2024 and $2.0 billion as of December 31, 2023.
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

The following summarizes the changes in outstanding trade payables to suppliers who participate in these financing arrangements for the year ended December 31, 2024
(MILLIONS)	Total
Confirmed obligations outstanding, December 31, 2023	$791
Invoices confirmed during the year	2,638
Confirmed invoices paid during the year	(2,740)
Confirmed obligations outstanding, December 31, 2024	$688

Pfizer Inc.	2024 Form 10-K	81

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Note 9. Property, Plant and Equipment, Net

The following summarizes the components of Property, plant and equipment, net:
	Useful Lives	As of December 31,
(MILLIONS)	(Years)	2024	2023
Land	-	$291	$353
Buildings	33-50	9,036	9,046
Machinery and equipment	8-20	15,095	14,263
Furniture, fixtures and other	3-12.5	5,516	5,399
Construction in progress	-	4,937	5,925
		34,876	34,985
Less: Accumulated depreciation		16,483	16,045
Property, plant and equipment, net		$18,393	$18,940

The following provides Property, plant and equipment, net by geographic area:
	As of December 31,
(MILLIONS)	2024	2023
United States	$9,748	$10,674
International:
Developed Markets	7,187	6,713
Emerging Markets	1,458	1,554
Property, plant and equipment, net	$18,393	$18,940
Note 10. Identifiable Intangible Assets, Net and Goodwill
A. Identifiable Intangible Assets

The following summarizes the components of Identifiable intangible assets:
	As of December 31, 2024			As of December 31, 2023
(MILLIONS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, Net
Finite-lived intangible assets
Developed technology rights(a)	$99,397	$(65,044)	$34,353	$99,267	$(60,493)	$38,773
Brands(b)	1,277	(992)	285	922	(877)	45
Licensing agreements and other	2,724	(1,513)	1,210	2,756	(1,458)	1,297
	103,397	(67,549)	35,848	102,944	(62,828)	40,116
Indefinite-lived intangible assets
Brands(b)	—		—	827		827
IPR&D(c)	18,893		18,893	23,193		23,193
Licensing agreements and other	670		670	763		763
	19,563		19,563	24,784		24,784
Identifiable intangible assets(d)	$122,961	$(67,549)	$55,411	$127,728	$(62,828)	$64,900
(a)The increase in the gross carrying amount includes $740 million of measurement period adjustments related to our acquisition of Seagen (see Note 2A) and the transfer of IPR&D to developed technology rights of $727 million for talazoparib (Talzenna), partially offset by impairments of $943 million (see Note 4).
(b)The changes in the gross carrying amounts reflect the transfer of $827 million from indefinite-lived brands to finite-lived brands for Medrol, partially offset by impairments of $475 million in finite-lived brands (see Note 4).
(c)The decrease in the gross carrying amount reflects impairments of $1.9 billion (see Note 4), $1.7 billion of measurement period adjustments related to our acquisition of Seagen (see Note 2A), and the transfer of IPR&D to developed technology rights of $727 million for talazoparib (Talzenna).
(d)The decrease is primarily due to amortization expense of $5.3 billion, impairments of $3.3 billion (see Note 4) and measurement period adjustments related to our acquisition of Seagen of $950 million (see Note 2A).
Developed Technology Rights––Developed technology rights represent the cost for developed technology acquired from third parties and can include the right to develop, use, market, sell and/or offer for sale the product, compounds and intellectual property that we have acquired with respect to products, compounds and/or processes that have been completed. We possess a well-diversified portfolio of hundreds of developed technology rights across therapeutic categories, representing our commercialized products. The significant components of developed technology rights are the following: Nurtec ODT/Vydura, Adcetris, Padcev, Xtandi, Velsipity and Braftovi/Mektovi. Also included in this category are the post-approval milestone payments made under our alliance agreements for certain prescription pharmaceutical products.
Brands––Brands represent the cost for tradenames and know-how, as the products themselves do not receive patent protection. The significant components of Finite-lived brands primarily include Medrol.
IPR&D––IPR&D assets represent the acquisition date fair value (less impairments) of R&D assets acquired through business combinations that have not yet received regulatory approval in a major market which could include both new investigational products and additional

Pfizer Inc.	2024 Form 10-K	82

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

indications for in-line products. The significant components of IPR&D are SGN-B6A, disitamab vedotin, GBT601 and Tukysa. IPR&D assets are required to be classified as indefinite-lived assets until the successful completion or the abandonment of the associated R&D effort. Accordingly, during the development period after the date of acquisition, these assets are not amortized until approval is obtained in a major market, typically either the U.S. or the EU, or in a series of other countries, subject to certain specified conditions and management judgment. At that time, we will determine the useful life of the asset, reclassify it out of IPR&D and begin amortization. If the associated R&D effort is abandoned, the related IPR&D assets will be written-off, and we will record an impairment charge. IPR&D assets are high-risk assets, given the uncertain nature of R&D. Accordingly, IPR&D assets may become impaired and/or be written-off in the future.
Licensing Agreements––Licensing agreements for developed technology and for technology in development primarily relate to out-licensing arrangements acquired from third parties, including from acquisitions. These assets represent the cost for the license, where we acquired the right to future royalties and/or milestones upon development or commercialization by the licensing partners. Accordingly, during the development period after the date of acquisition, each of these assets is classified as indefinite-lived intangible assets and will not be amortized until approval is obtained in a major market. At that time we will determine the useful life of the asset, reclassify the respective licensing arrangement asset to finite-lived intangible asset and begin amortization. If the development effort is abandoned, the related licensing asset will be written-off, and we will record an impairment charge.
Amortization––The weighted-average life for our total finite-lived intangible assets and for the largest component, developed technology rights, is approximately 10 years.

The following provides the expected annual amortization expense:
(MILLIONS)	2025	2026	2027	2028	2029
Amortization expense	$4,838	$4,716	$4,125	$3,776	$2,829
B. Goodwill

The following summarizes the changes in the carrying amount of Goodwill:
(MILLIONS)	Total(a)
Balance, January 1, 2023	$51,375
Additions(b)	16,117
Impact of foreign exchange and other	292
Balance, December 31, 2023	67,783
Additions(b)	1,022
Impact of foreign exchange	(278)
Balance, December 31, 2024	$68,527
(a)As a result of the organizational changes to the commercial structure within the Biopharma operating segment effective in the first quarter of 2024 (see Note 17A), our goodwill was required to be reallocated amongst impacted reporting units. The allocation of goodwill is a complex process that requires, among other things, that we determine the fair value of each reporting unit under our old and new organizational structure and the portions being transferred. We completed the re-allocation during the fourth quarter of 2024 and concluded that none of our goodwill was impaired. All goodwill continues to be assigned within the Biopharma reportable segment.
(b)Additions primarily represent our acquisition of Seagen in 2023 and measurement period adjustments related to our acquisition of Seagen in 2024 (see
Note 2A).
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

Pfizer Inc.	2024 Form 10-K	83

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

A. Components of Net Periodic Benefit Cost/(Credit) and Changes in Other Comprehensive Income/(Loss)

	Pension Plans						Postretirement Plans
	U.S.			International
	Year Ended December 31,
(MILLIONS)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost	$—	$—	$—	$87	$85	$116	$14	$12	$29
Interest cost	553	589	534	312	287	157	23	21	27
Expected return on plan assets	(832)	(778)	(862)	(322)	(304)	(296)	(51)	(44)	(47)
Amortization of prior service cost/(credit)	1	2	2	4	—	(1)	(113)	(119)	(130)
Actuarial (gains)/losses(a)	396	(410)	225	33	102	(11)	144	51	(440)
Curtailments	—	—	—	(4)	(2)	(11)	—	(12)	(18)
Special termination benefits	—	6	18	10	—	1	—	—	1
Net periodic benefit cost/(credit) reported in income	117	(592)	(84)	120	169	(45)	18	(90)	(578)
Cost/(credit) reported in Other comprehensive income/(loss)	(1)	(2)	(2)	(4)	31	(1)	(80)	128	169
Cost/(credit) recognized in Comprehensive income	$116	$(594)	$(86)	$117	$199	$(46)	$(62)	$38	$(410)
(a)Reflects: (i) actuarial remeasurement net losses in 2024, primarily due to unfavorable asset performance for the U.S. pension plans and decreases in discount rates for the international pension plans, partially offset by increases in discount rates for the U.S. pension plans and favorable asset performance for the international pension plans and postretirement plans, (ii) actuarial remeasurement net gains in 2023, primarily due to favorable asset performance in the U.S. and increases in discount rates for the international plans, partially offset by unfavorable asset performance for certain international plans, and (iii) actuarial remeasurement net gains in 2022, primarily due to increases in discount rates, partially offset by unfavorable asset performance.
The components of net periodic benefit cost/(credit) other than the service cost component are included in Other (income)/deductions––net (see Note 4).
B. Actuarial Assumptions

	Pension Plans						Postretirement Plans
	U.S.			International
	Year Ended December 31,
(PERCENTAGES)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate:
Pension plans/postretirement plans	5.4%	5.4%	2.9%				5.4%	5.5%	2.9%
Interest cost				4.4%	3.8%	1.5%
Service cost				3.9%	3.6%	1.7%
Expected return on plan assets	8.0%	7.5%	6.3%	5.1%	4.5%	3.1%	8.0%	7.5%	6.3%
Rate of compensation increase(a)				3.2%	3.0%	2.8%

Weighted-average assumptions used to determine benefit obligations at fiscal year-end:
Discount rate	5.7%	5.4%	5.4%	4.1%	4.4%	3.8%	5.5%	5.4%	5.5%
Rate of compensation increase(a)				3.1%	3.2%	3.0%
(a)The rate of compensation increase is not used to determine the net periodic benefit cost and benefit obligation for the U.S. pension plans as these plans are frozen.
The assumptions are reviewed at least annually. We revise these assumptions based on an annual evaluation of long-term trends as well as market conditions that may have an impact on the cost of providing retirement benefits.
The weighted-average discount rate for our U.S. defined benefit plans is set with reference to the prevailing market rate of a portfolio of high-quality fixed income investments, rated AA/Aa or better that reflect the rates at which the pension benefits could be effectively settled. For our international plans, the discount rates are set by benchmarking against investment grade corporate bonds rated AA/Aa or better, including, when there is sufficient data, a yield curve approach. These rate determinations are made consistent with local requirements. Overall, the yield curves used to measure the benefit obligations at year-end 2024 resulted in higher discount rates for the U.S. pension plans and lower discount rates for the international pension plans as compared to the prior year.

Pfizer Inc.	2024 Form 10-K	84

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The following provides the healthcare cost trend rate assumptions for our U.S. postretirement benefit plans:
	As of December 31,
	2024	2023
Healthcare cost trend rate assumed for next year	7.5%	7.9%
Rate to which the cost trend rate is assumed to decline	4.0%	4.0%
Year that the rate reaches the ultimate trend rate	2047	2047
C. Obligations and Funded Status

The following provides: (i) an analysis of the changes in our benefit obligations, plan assets and funded status of our benefit plans, (ii) the funded status recognized in our consolidated balance sheets and (iii) the pre-tax components of cumulative amounts recognized in Accumulated other comprehensive loss:

	Pension Plans				Postretirement Plans
	U.S.		International
	Year Ended December 31,
(MILLIONS)	2024	2023	2024	2023	2024	2023
Change in benefit obligation(a)
Benefit obligation, beginning	$10,756	$11,420	$7,292	$7,497	$450	$410
Service cost	—	—	87	85	14	12
Interest cost	553	589	312	287	23	21
Employee contributions	—	—	16	11	61	52
Plan amendments	—	—	—	25	(193)	—
Changes in actuarial assumptions and other(b)	(299)	(127)	119	(518)	199	96
Foreign exchange impact	(1)	—	(106)	280	(2)	(1)
Acquisitions/divestitures, net	—	—	77	13	—	—
Curtailments and special termination benefits	—	6	7	—	—	(3)
Settlements	(756)	(675)	(69)	(56)	—	—
Benefits paid	(473)	(457)	(371)	(334)	(67)	(137)
Benefit obligation, ending(a)	9,781	10,756	7,363	7,292	486	450
Change in plan assets
Fair value of plan assets, beginning	10,935	10,871	6,552	6,865	636	647
Actual return on plan assets	138	1,061	408	(316)	105	89
Company contributions	103	134	164	154	—	(15)
Employee contributions	—	—	16	11	61	52
Foreign exchange impact	—	—	(65)	214	—	—
Acquisitions/divestitures, net	—	—	62	13	—	—
Settlements	(756)	(675)	(69)	(56)	—	—
Benefits paid	(473)	(457)	(371)	(334)	(67)	(137)
Fair value of plan assets, ending	9,948	10,935	6,696	6,552	736	636
Funded status	$167	$179	$(667)	$(740)	$251	$186
Amounts recorded in our consolidated balance sheet:
Noncurrent assets	$934	$1,010	$728	$644	$330	$266
Current liabilities	(90)	(94)	(31)	(28)	(5)	(6)
Noncurrent liabilities	(678)	(738)	(1,364)	(1,355)	(74)	(74)
Funded status	$167	$179	$(667)	$(740)	$251	$186
Pre-tax components of cumulative amounts recognized in Accumulated other comprehensive loss:
Prior service (costs)/credits	$(2)	$(2)	$(61)	$(65)	$365	$285
Information related to the funded status of pension plans with an ABO in excess of plan assets(c):
Fair value of plan assets	$—	$—	$456	$579
ABO	768	831	1,752	1,834
Information related to the funded status of pension plans with a PBO in excess of plan assets(c):
Fair value of plan assets	$—	$—	$690	$964
PBO	768	831	2,084	2,347
(a)For the U.S. pension plans, the benefit obligation is both the PBO and ABO as these plans are frozen and future benefit accruals no longer increase with future compensation increases. For the international pension plans, the benefit obligation is the PBO. The ABO for our international pension plans was $7.1 billion in 2024 and $7.0 billion in 2023. For the postretirement plans, the benefit obligation is the ABO.

Pfizer Inc.	2024 Form 10-K	85

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

(b)For 2024, primarily includes actuarial losses resulting from decreases in discount rates for the international pension plans, and other assumption changes for the postretirement plans, largely offset by actuarial gains resulting from increases in discount rates for the U.S. pension plans. For 2023, primarily included actuarial gains resulting from increases in discount rates for the international pension plans.
(c)Our U.S. qualified plan, U.S. postretirement plan and many of our larger funded international plans were overfunded as of December 31, 2024.
D. Plan Assets

The following provides the components of plan assets:
		As of December 31, 2024					As of December 31, 2023
			Fair Value					Fair Value
(MILLIONS EXCEPT TARGET ALLOCATION PERCENTAGE)	Target Allocation Percentage	Total	Level 1	Level 2	Level 3	Assets Measured at NAV(a)	Total	Level 1	Level 2	Level 3	Assets Measured at NAV(a)
U.S. pension plans
Cash and cash equivalents	0-10%	$533	$56	$477	$—	$—	$606	$47	$559	$—	$—
Equity securities:	10-40%
Global equity securities		1,341	1,341	—	—	—	1,537	1,537	—	1	—
Equity commingled funds		97	—	97	—	—	100	—	100	—	—
Fixed income securities:	45-80%
Corporate debt securities		2,878	4	2,874	—	—	3,668	1	3,667	—	—
Government and agency obligations(b)		2,059	—	2,059	—	—	1,971	—	1,971	—	—
Fixed income commingled funds		42	—	12	—	30	25	—	14	—	11
Other investments:	5-35%
Partnership investments(c)		2,665	—	—	—	2,665	2,449	—	—	—	2,449
Insurance contracts		—	—	—	—	—	99	—	99	—	—
Other commingled funds(d)		333	—	—	—	333	479	—	—	—	479
Total	100%	$9,948	$1,401	$5,518	$—	$3,028	$10,935	$1,585	$6,410	$1	$2,939
International pension plans
Cash and cash equivalents	0-10%	$310	$138	$172	$—	$—	$268	$120	$148	$—	$—
Equity securities:	10-20%
Equity commingled funds		704	—	619	—	86	633	—	587	—	46
Fixed income securities:	45-70%
Corporate debt securities		638	—	633	5	—	617	—	617	—	—
Government and agency obligations(b)		960	1	960	—	—	848	—	848	—	—
Fixed income commingled funds		1,750	—	1,064	—	686	1,852	—	872	—	980
Other investments:	15-35%
Partnership investments(c)		147	—	2	—	145	145	—	2	—	142
Insurance contracts		1,221	—	45	1,176	—	1,151	—	55	1,096	—
Other(d)		965	35	147	252	531	1,039	—	167	244	628
Total	100%	$6,696	$174	$3,642	$1,433	$1,447	$6,552	$120	$3,295	$1,340	$1,796
U.S. postretirement plans(e)
Cash and cash equivalents	0-5%	$12	$—	$12	$—	$—	$3	$1	$2	$—	$—
Insurance contracts	95-100%	724	—	724	—	—	633	—	633	—	—
Total	100%	$736	$—	$736	$—	$—	$636	$1	$635	$—	$—
(a)Certain investments that are measured at NAV per share (or its equivalent) have not been classified in the fair value hierarchy. The NAV amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total pension benefits plan assets.
(b)Government and agency obligations are inclusive of repurchase agreements.
(c)Mainly includes investments in private equity, private debt and real estate.
(d)Mostly includes investments in hedge funds and real estate.
(e)Reflects postretirement plan assets, which support our U.S. retiree medical plans.

Pfizer Inc.	2024 Form 10-K	86

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The following provides an analysis of the changes in our more significant investments valued using significant unobservable inputs:
	International Pension Plans
	Year Ended December 31,
(MILLIONS)	2024	2023
Fair value, beginning	$1,340	$1,455
Actual return on plan assets:
Assets held, ending	8	(96)
Assets sold during the period	—	(3)
Purchases, sales, and settlements, net	(79)	(155)
Transfer into/(out of) Level 3	168	81
Exchange rate changes	(5)	59
Fair value, ending	$1,433	$1,340
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

Pfizer Inc.	2024 Form 10-K	87

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The following provides the expected future cash flow information related to our benefit plans:
	Pension Plans		Postretirement Plans
(MILLIONS)	U.S.	International
Expected employer contributions:
2025	$90	$144	$40
Expected benefit payments:
2025	$871	$384	$44
2026	858	366	47
2027	844	384	49
2028	825	385	50
2029	815	392	50
2030–2034	3,760	2,067	245
The above table reflects the total U.S. and international plan benefits projected to be paid from the plans or from our general assets under the current actuarial assumptions used for the calculation of the benefit obligation.
F. Defined Contribution Plans
We have defined contribution plans in the U.S. and other countries. For the majority of the U.S. defined contribution plans, employees may contribute a portion of their salaries and bonuses to the plans, and we match, in cash, a portion of the employee contributions. We also offer a Retirement Savings Contribution which is an annual non-contributory employer contribution in the U.S. and Puerto Rico. We recorded charges related to the employer contributions to global defined contribution plans of $800 million in 2024, $843 million in 2023 and $770 million in 2022.
Note 12. Equity
A. Common Stock Purchases
We have authorization to purchase our common stock through privately negotiated transactions or in the open market as circumstances and prices warrant. Purchased shares under a share-purchase plan, which is authorized by our BOD, are available for general corporate purposes. In December 2018, the BOD authorized a $10 billion share repurchase program to be utilized over time and share repurchases commenced thereunder in the first quarter of 2019.
In the first quarter of 2022, we purchased 39 million shares of our common stock at a cost of $2 billion under our publicly announced share-purchase plan. Our remaining share-purchase authorization was $3.3 billion as of December 31, 2024.
B. Preferred Stock
We have 27 million authorized shares of preferred stock without par value; no shares were issued or outstanding as of December 31, 2024 and 2023.
C. Employee Stock Ownership Plans
We have one ESOP that holds common stock of the Company (Common ESOP). As of December 31, 2024, all shares of common stock held by the Common ESOP have been allocated to the Pfizer U.S. defined contribution plan participants. The compensation cost related to the Common ESOP was $16 million for 2024, $20 million for 2023 and $19 million for 2022.
Note 13. Share-Based Payments
Our compensation programs can include share-based payment awards with value that is determined by reference to the fair value of our shares and that provide for the grant of shares or options to acquire shares or similar arrangements. Our share-based awards are designed based on competitive survey data or industry peer groups used for compensation purposes, and are allocated between different long-term incentive awards, generally in the form of Total Shareholder Return Units (TSRUs), Restricted Stock Units (RSUs), Portfolio Performance Shares (PPSs), Performance Share Awards (PSAs), Breakthrough Performance Awards (BPAs) and stock options, as determined by the Compensation Committee of our BOD. No BPAs were granted in 2024 and no BPAs were outstanding as of December 31, 2024.
The Amended and Restated 2019 Stock Plan (2019 Plan) replaced and superseded the original 2019 Stock Plan. The 2019 Plan provides for 320 million shares to be authorized for grants plus any shares remaining available for grant under the original 2019 Stock Plan as of April 25, 2024 (the carryforward shares). The RSUs count as three shares, and PPSs, PSAs and BPAs count as three shares times the maximum potential payout, while TSRUs and stock options count as one share, toward the maximum shares available under the 2019 Plan. As of December 31, 2024, 441 million shares were available for award. Although not required to do so, we have used authorized and unissued shares and, to a lesser extent, treasury stock to satisfy our obligations under these programs.

Pfizer Inc.	2024 Form 10-K	88

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

A summary of the awards and valuation details:

Awarded to	Terms	Valuation	Recognition and Presentation
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
•Automatically settle on the fifth or seventh anniversary of the grant but vest on the third anniversary of the grant. Certain 2022 and 2023 five-year grants were modified during 2024 (for active colleagues) to vest on the fifth anniversary and settle on the seventh anniversary of the grant.
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
•PSAs vest on the third anniversary of the grant assuming continuous service from the grant date. PSA awards granted in 2022 and 2023 were modified during 2024 (for active colleagues) to vest on the fifth anniversary of the grant.
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

Pfizer Inc.	2024 Form 10-K	89

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Awarded to	Terms	Valuation	Recognition and Presentation
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
•Stock options vest on the third anniversary of the grant assuming continuous service from the grant date and have a contractual term of 10 years.
		As of the grant date using the Black-Scholes-Merton option-pricing model	Amortized on a straight-line basis over the vesting term into Cost of sales, Selling, informational and administrative expenses, and/or Research and development expenses, as appropriate.

The following provides data related to all TSRU, RSU, PPS, PSA and stock option activity:
(MILLIONS, EXCEPT FAIR VALUE OF SHARES VESTED PER TSRU AND STOCK OPTION AND YEARS)	TSRUs			RSUs			PPSs			PSAs			Stock Options
Year Ended December 31,	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022
Total fair value of shares vested(a)	$7.05	$10.71	$11.72	$469	$505	$345	$176	$116	$145	$—	$58	$57	$4.08	$7.88	$9.44
Total intrinsic value of options exercised or share units converted	$29	$755	$1,131				$123	$250	$280				$—	$102	$247
Cash received upon exercise													$—	$181	$260
Tax benefits realized from exercise													$—	$20	$46
Compensation cost recognized/(reduced), pre-tax	$246	$244	$255	$394	$437	$402	$252	$(138)	$144	$(21)	$(5)	$73	$4	$4	$4
Total compensation cost related to nonvested awards not yet recognized, pre-tax	$270	$192	$179	$214	$212	$266	$107	$81	$135	$40	$22	$38	$4	$4	$3
Weighted-average period over which cost is expected to be recognized (years)	2.1	1.7	1.7	1.8	1.8	1.7	1.9	1.8	1.7	1.7	1.8	1.8	1.7	1.7	1.7
(a)Weighted-average GDFV per TSRUs and stock options.
Total share-based payment expense was $877 million, $525 million and $872 million in 2024, 2023 and 2022, respectively. Tax benefit for share-based compensation expense was $165 million, $93 million and $160 million in 2024, 2023 and 2022, respectively.
The table above excludes total expense due to the modification for share-based awards in connection with our cost reduction/productivity initiatives, which was not significant for all years presented and is recorded in Restructuring charges and certain acquisition-related costs (see Note 3). Amounts capitalized as part of inventory cost were not significant for any period presented.

Summary of the weighted-average assumptions used in the valuation of TSRUs and stock options:
	TSRUs			Stock Options
Year Ended December 31,	2024	2023	2022	2024	2023	2022
Expected dividend yield (based on a constant dividend yield during the expected term)	6.06%	3.80%	3.42%	6.06%	3.80%	3.42%
Risk-free interest rate (based on interpolated yield on U.S. Treasury zero-coupon issues)	4.31%	4.08%	1.87%	4.32%	4.03%	1.93%
Expected stock price volatility (based on implied volatility, after consideration of historical volatility)	26.56%	23.23%	29.20%	26.56%	23.23%	29.21%
TSRUs contractual/stock options expected term, years (based on historical exercise and post-vesting termination patterns for stock options)	5.15	5.15	5.17	6.50	6.50	6.50

Pfizer Inc.	2024 Form 10-K	90

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Summary of all TSRU, RSU, PPS and PSA activity during 2024 (with the shares granted representing the maximum award that could be achieved for PPSs and PSAs):
	TSRUs			RSUs		PPSs(a)		PSAs
	TSRUs	Per TSRU, Weighted Average		Shares	Weighted Avg. GDFV per share	Shares	Weighted Avg. Intrinsic Value per share	Shares	Weighted Avg. Intrinsic Value per share

	(Thousands)	GDFV	Grant Price	(Thousands)		(Thousands)		(Thousands)
Nonvested, December 31, 2023	77,673	$9.67	$39.92	25,844	$40.08	22,225	$28.79	4,734	$28.79
Granted	43,674	7.05	26.90	17,073	26.97	13,535	26.92	2,597	26.89
Vested	(31,076)	7.42	33.87	(16,874)	37.89	(6,329)	27.76	—	—
Reinvested dividend equivalents				1,541	28.17
Forfeited	(5,370)	8.66	33.90	(2,024)	32.20	(3,274)	28.03	(1,810)	27.79
Nonvested, December 31, 2024	84,902	$9.63	$35.87	25,561	$32.67	26,156	$26.53	5,521	$26.53
(a)Vested and non-vested shares outstanding, but not paid as of December 31, 2024 were 33.9 million.

Summary of TSRU and PTU information as of December 31, 2024(a), (b):
	TSRUs (Thousands)	PTUs (Thousands)	Weighted-Average Grant Price Per TSRU	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)(c)
TSRUs Outstanding	167,977		$34.17	2.5	$122
TSRUs Vested	83,075		32.44	0.7	86
TSRUs Expected to vest(d)	80,014		$35.93	4.3	34
Outstanding PTUs converted from TSRUs exercised		586		0.2	$16
(a)In 2024, we settled 2,419,674 TSRUs with a weighted-average grant price of $27.76 per unit.
(b)In 2024, 1,150,382 TSRUs with a weighted-average grant price of $31.54 per unit were converted into 100,307 PTUs.
(c)Market price of our underlying common stock less grant price plus dividend equivalents to date.
(d)The number of TSRUs expected to vest takes into account an estimate of expected forfeitures.

Summary of all stock option activity during 2024:
	Shares (Thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(a) (Millions)
Outstanding, December 31, 2023	28,452	$32.66
Granted	1,372	26.90
Exercised	(4)	29.06
Forfeited	(235)	33.52
Expired	(9,964)	30.69
Outstanding, December 31, 2024	19,621	33.24	1.9	$—
Vested and expected to vest, December 31, 2024(b)	19,510	33.26	1.9	—
Exercisable, December 31, 2024	17,447	$33.12	1.1	$—
(a)Market price of our underlying common stock less exercise price.
(b)The number of options expected to vest takes into account an estimate of expected forfeitures.
Note 14. Earnings Per Common Share Attributable to Pfizer Inc. Common Shareholders

The following presents the detailed calculation of EPS:
	Year Ended December 31,
(MILLIONS)	2024	2023	2022
EPS Numerator
Income from continuing operations attributable to Pfizer Inc. common shareholders	$8,020	$2,134	$31,366
Discontinued operations––net of tax	11	(15)	6
Net income attributable to Pfizer Inc. common shareholders	$8,031	$2,119	$31,372
EPS Denominator
Weighted-average common shares outstanding––Basic	5,664	5,643	5,608
Common-share equivalents	36	66	125
Weighted-average common shares outstanding––Diluted	5,700	5,709	5,733
Anti-dilutive common stock equivalents(a)	24	9	1

Pfizer Inc.	2024 Form 10-K	91

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

(a)These common stock equivalents were outstanding for the periods presented, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.
Note 15. Leases
We lease real estate, fleet, and equipment for use in our operations. Our leases generally have lease terms of 1 to 30 years, some of which include options to terminate or extend leases for up to 5 to 10 years or on a month-to-month basis. We include options that are reasonably certain to be exercised as part of the determination of lease terms. We may negotiate termination clauses in anticipation of any changes in market conditions, but generally these termination options have not been exercised. Residual value guarantees are generally not included within our operating leases with the exception of some fleet leases. In addition to base rent payments, the leases may require us to pay directly for taxes and other non-lease components, such as insurance, maintenance and other operating expenses, which may be dependent on usage or vary month-to-month. Variable lease payments amounted to $517 million in 2024, $444 million in 2023 and $536 million in 2022. We elected the practical expedient to not separate non-lease components from lease components in calculating the amounts of ROU assets and lease liabilities for all underlying asset classes.
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

For operating leases, the ROU assets and liabilities in our consolidated balance sheets follows:
		As of December 31,
(MILLIONS)	Balance Sheet Classification	2024	2023
ROU assets	Other noncurrent assets	$2,289	$2,924
Lease liabilities (short-term)	Other current liabilities	356	527
Lease liabilities (long-term)	Other noncurrent liabilities	2,286	2,626

Components of total lease cost includes:
	Year Ended December 31,
(MILLIONS)	2024	2023	2022
Operating lease cost	$683	$863	$714
Variable lease cost	517	444	536
Sublease income	(23)	(24)	(32)
Total lease cost	$1,177	$1,283	$1,218

Other supplemental information follows:
	As of December 31,
(MILLIONS)	2024	2023
Operating leases
Weighted-Average Remaining Contractual Lease Term (Years)	10.2	10.8
Weighted-Average Discount Rate	3.7%	3.8%

	Year Ended December 31,
(MILLIONS)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$601	$744	$617
(Gains)/losses on sale and leaseback transactions, net	29	(49)	11

Pfizer Inc.	2024 Form 10-K	92

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The following reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the consolidated balance sheet as of December 31, 2024:

(MILLIONS)
Period	Operating Lease Liabilities
Next one year(a)	$443
1-2 years	406
2-3 years	361
3-4 years	281
4-5 years	239
Thereafter	1,468
Total undiscounted lease payments	3,197
Less: Imputed interest	556
Present value of minimum lease payments	2,642
Less: Current portion	356
Noncurrent portion	$2,286
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
•Product liability and other product-related litigation related to current or former products, which can include personal injury, consumer fraud, off-label promotion, securities, antitrust and breach of contract claims, among others, and often involves highly complex issues relating to medical causation, label warnings and reliance on those warnings, scientific evidence and findings, actual, provable injury and other matters.
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

Pfizer Inc.	2024 Form 10-K	93

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
In August 2024, we brought a patent infringement action against SpecGx LLC (SpecGX) asserting the infringement and validity of our composition of matter patent, covering immediate release formulations of tofacitinib that was challenged by SpecGX in its ANDA seeking approval to market a generic version of tofacitinib 5 mg and 10 mg immediate release tablets. In November 2024, we settled the action against SpecGX on terms not material to us.
In October 2024, we brought a patent infringement action against Breckenridge Pharmaceutical, Inc. (Breckenridge) asserting the infringement and validity of our composition of patent, covering immediate release formulations of tofacitinib that was challenged by Breckenridge in its ANDA seeking approval to market a generic version of tofacitinib 10 mg immediate release tablets. In November 2024, we settled the action against Breckenridge on terms not material to us.
In December 2024, we brought a patent infringement action against Alkem Laboratories Ltd. (Alkem) asserting the infringement and validity of our composition of matter patent, covering immediate release formulations of tofacitinib that was challenged by Alkem in its ANDA seeking approval to market a generic version of tofacitinib 5 mg and 10 mg immediate release tablets.
Mektovi (binimetinib)
Beginning in August 2022, two generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of Mektovi. The companies assert the invalidity and non-infringement of two method of use patents expiring in 2030, a method of use patent expiring in 2031, two method of use patents expiring in 2033, and a product by process patent expiring in 2033. Beginning in September 2022, we brought patent infringement actions against both of the generic filers in the U.S. District Court for the District of Delaware, asserting the validity and infringement of all six patents. In January 2025, we settled with one of the generic companies on terms not material to us.
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

Pfizer Inc.	2024 Form 10-K	94

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
Inlyta (axitinib)
In October 2024, Sandoz Inc. (Sandoz) notified us that it had filed an ANDA with the FDA seeking approval to market a generic version of Inlyta. Sandoz asserts the invalidity and non-infringement of the crystalline form patent for Inlyta that expires in 2030. In November 2024, we filed suit against Sandoz in the U.S. District Court for the District of Delaware, asserting the validity and infringement of the crystalline form patent for Inlyta.
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
In April 2024, GlaxoSmithKline Biologicals SA and GlaxoSmithKline LLC (collectively, GSK Group) sued Pfizer and Pharmacia & Upjohn Company LLC, BioNTech, BioNTech Manufacturing GmbH and BioNTech US Inc. in the U.S. District Court for the District of Delaware, alleging that Comirnaty infringes five U.S. patents and seeking unspecified money damages. In August 2024, GSK Group filed an amended complaint alleging that Comirnaty infringes three additional U.S. patents.
In January 2025, Promosome LLC filed a complaint in the Unified Patent Court, Local Division Munich, against Pfizer and BioNTech and certain of their subsidiaries alleging that Comirnaty infringes a European patent that is in force only in France, Germany and Sweden, and seeking unspecified monetary damages in connection with the manufacture and sale of Comirnaty in France, Germany and Sweden.

Pfizer Inc.	2024 Form 10-K	95

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Paxlovid
In June 2022, Enanta Pharmaceuticals, Inc. (Enanta) filed a complaint in the U.S. District Court for the District of Massachusetts against Pfizer alleging that the active ingredient in Paxlovid, nirmatrelvir, infringes a U.S. patent issued in June 2022, and seeking unspecified monetary damages. In December 2024, the District Court issued an order granting Pfizer’s motion for summary judgment, finding Enanta’s patent invalid.
Abrysvo
In August 2023, GSK Group filed a complaint in the U.S. District Court for the District of Delaware against Pfizer alleging that the active ingredient in Abrysvo infringes four U.S. patents. In November 2023, GSK Group amended its complaint to assert infringement of two additional patents. In November 2024, the GSK Group filed a second amended complaint, adding a seventh patent to the lawsuit. The second amended complaint seeks unspecified monetary damages and a permanent injunction against sales of Abrysvo for use in adults in age ranges for which GSK Group’s Arexvy product is also indicated.
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
Lipitor
In 2013, the State of West Virginia filed an action in West Virginia state court against Pfizer and Ranbaxy Laboratories Limited, among others, that asserted claims and sought relief on behalf of the State of West Virginia and residents of that state alleging delay in the launch of generic Lipitor, in violation of state antitrust, consumer protection and various other laws. In December 2024, we reached an agreement to settle this matter on terms not material to Pfizer.
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
In 2016, the federal cases were transferred for coordinated pre-trial proceedings to an MDL in the U.S. District Court for the Eastern District of Louisiana. In 2022, the eye injury cases were transferred for coordinated pre-trial proceedings to an MDL in the U.S. District Court for the Eastern District of Louisiana.
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
In February 2020, the federal actions were transferred for coordinated pre-trial proceedings to an MDL in the U.S. District Court for the Southern District of Florida (the Federal MDL Court). Plaintiffs in the MDL filed against Pfizer and many other defendants a master personal injury complaint, a consolidated consumer class action complaint alleging, among other things, claims under consumer protection statutes of all 50 states, and a medical monitoring complaint seeking to certify medical monitoring classes under the laws of 13 states. In December 2022,

Pfizer Inc.	2024 Form 10-K	96

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
Many of these Zantac-related cases have been outstanding for a number of years and could take many more years to resolve. From time to time, Pfizer has explored and will continue to explore opportunistic settlements of these matters. As of January 2025, Pfizer had settled, or entered into definitive agreements or agreements-in-principle to settle, subject to certain conditions, a substantial majority of the cases filed in state courts in which the plaintiff alleges use of a Pfizer product. The remaining unresolved state court cases continue in various state courts.
Chantix
Beginning in August 2021, a number of putative class actions have been filed against Pfizer in various U.S. federal courts following Pfizer’s voluntary recall of Chantix due to the presence of a nitrosamine, N-nitroso-varenicline. Plaintiffs assert that they suffered economic harm purportedly as a result of purchasing Chantix or generic varenicline medicines sold by Pfizer. Plaintiffs seek to represent nationwide and state-specific classes and seek various remedies, including damages and medical monitoring. In December 2022, the federal actions were transferred for coordinated pre-trial proceedings to an MDL in the U.S. District Court for the Southern District of New York. Similar putative class actions have been filed in Canada and Israel, where the product brand is Champix. The class action in Israel has been dismissed.
Depo-Provera
A number of lawsuits have been filed against Pfizer and certain subsidiaries in various federal and state courts alleging that plaintiffs who used the injectable version of Depo-Provera (active ingredient medroxyprogesterone acetate, or MPA) for contraception developed meningioma. The cases also name other defendants, including the manufacturers of generic versions of injectable MPA for contraception. Plaintiffs assert claims against Pfizer relating to both Depo-Provera and generic MPA products, and seek compensatory and punitive damages. In February 2025, the federal cases were transferred for coordinated pre-trial proceedings to an MDL in the U.S. District Court for the Northern District of Florida.
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

Pfizer Inc.	2024 Form 10-K	97

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
Greenstone Antitrust Litigation
In 2019 and 2020, Attorneys General of more than 50 states and territories filed two complaints in the U.S. District Court for the District of Connecticut against a number of pharmaceutical companies, including Pfizer and Greenstone—a former Pfizer subsidiary that sold generic drugs. As to Greenstone and Pfizer, the complaints allege anticompetitive conduct in violation of federal and state antitrust laws and state consumer protection laws. The State Attorney General complaints were initially transferred to an MDL in the U.S. District Court for the Eastern District of Pennsylvania for coordinated pre-trial proceedings but were transferred back to the District of Connecticut in April 2024. The Greenstone antitrust litigation also includes civil complaints filed in federal and state court by private and governmental plaintiffs against Pfizer, Greenstone, and a number of other defendants. These related civil lawsuits assert allegations that generally overlap with those asserted by the State Attorneys General. All of the related federal lawsuits are part of the MDL pending in Pennsylvania.
Subpoena relating to Tris Pharma/Quillivant XR
In October 2018, we received a subpoena from the U.S. Attorney’s Office for the Southern District of New York (SDNY) seeking records relating to our relationship with another drug manufacturer and its production and manufacturing of drugs including, but not limited to, Quillivant XR. We have produced records in response to this request.
Government Inquiries relating to Meridian Medical Technologies
In February 2019, we received a Civil Investigative Demand (CID) from the U.S. Attorney’s Office for the SDNY. The CID seeks records and information related to alleged quality issues involving the manufacture of auto-injectors at Pfizer’s former Meridian site. In August 2019, we received a HIPAA subpoena issued by the U.S. Attorney’s Office for the Eastern District of Missouri, in coordination with the Department of Justice’s Consumer Protection Branch, seeking similar records and information. We have produced records in response to these and subsequent requests.
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
Government Inquiries relating to Biohaven
In June 2022, the U.S. Department of Justice’s Commercial Litigation Branch and the U.S. Attorney’s Office for the Western District of New York issued a CID to Biohaven. The CID seeks records and information related to, among other things, Biohaven’s engagements with healthcare professionals and co-pay coupons cards prior to Pfizer’s acquisition of Biohaven. In March 2023, the California Department of Insurance issued a subpoena seeking records similar to those requested by the CID. Biohaven is a wholly-owned subsidiary that we acquired in October 2022. We have produced records in response to these requests. In January 2025, Biohaven entered into civil settlement agreements with the U.S., numerous states, and the California Department of Insurance to resolve these matters. Pursuant to these settlement agreements, $59.7 million, plus interest, was paid to the U.S. and participating states, and $3.3 million was paid to the California Department of Insurance. The settlement agreements relate to alleged conduct at Biohaven before Pfizer’s acquisition of the company and do not include an admission of liability by Biohaven.

Pfizer Inc.	2024 Form 10-K	98

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
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of December 31, 2024, the estimated fair value of these indemnification obligations is not material to Pfizer.
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
See Note 7D for information on Pfizer Inc.’s guarantee of the debt issued by PIE in May 2023. We have also guaranteed the long-term debt of certain subsidiaries of Pfizer and certain companies that we acquired and that now are subsidiaries of Pfizer. See Note 7D.
C. Certain Commitments
As of December 31, 2024, we had commitments totaling $4.1 billion that are legally binding and enforceable. These commitments include purchase obligations for goods and services and payments relating to potential milestone payments deemed reasonably likely to occur.
See Note 5A for information on the TCJA repatriation tax liability.
D. Contingent Consideration for Acquisitions
We may be required to make payments to sellers for certain prior business combinations that are contingent upon future events or outcomes. See Note 1D. The estimated fair value of contingent consideration as of December 31, 2024 is $517 million, of which $39 million is recorded in Other current liabilities and $477 million in Other noncurrent liabilities, and as of December 31, 2023 was $692 million, of which $179 million was recorded in Other current liabilities and $512 million in Other noncurrent liabilities. The decrease in the contingent consideration balance from December 31, 2023 is primarily due to payments made upon the achievement of certain sales-based milestones.
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
Note 17. Segment, Geographic and Other Revenue Information
A. Segment Information
We manage our commercial operations through three operating segments, each led by a single manager: Biopharma, PC1 and Pfizer Ignite. Biopharma is engaged in the discovery, development, manufacture, marketing, sale and distribution of biopharmaceutical products worldwide. PC1 is our contract development and manufacturing organization and a leading supplier of specialty active pharmaceutical ingredients. Pfizer Ignite is an offering that provides strategic guidance and end-to-end R&D services to select innovative biotech companies that align with Pfizer’s R&D focus areas. Prior to June 2024, PC1 and Pfizer Ignite were managed together by a single manager as part of the former Business Innovation operating segment. Biopharma is the only reportable segment. Pfizer’s CODM is the Chairman and Chief Executive Officer. Our CODM uses the revenues and earnings of the operating segments, among other factors, for performance evaluation and resource allocation. The CODM uses segment revenues and earnings in the annual budgeting process when setting strategic goals for the company and considers periodic budget-to-actual variances in segment revenues and earnings when assessing performance of the segments and making decisions about allocating resources to the operating segments. By analyzing segment financial results, the CODM can discern trends, which can inform decisions that align with the company’s goals and objectives, and help ensure risks are managed appropriately. We regularly review our operating segments and the approach used by management to evaluate performance and allocate resources.
Our commercial divisions market, sell and distribute our products, and global operating functions are responsible for the research, development, manufacturing and supply of our products. Each operating segment is supported by our global corporate enabling functions. At the beginning of 2024, we made changes in our commercial organization to incorporate Seagen and improve focus, speed and execution. The commercial structure within our Biopharma reportable segment in 2024 was comprised of the Pfizer Oncology Division, the Pfizer U.S. Commercial Division, and the Pfizer International Commercial Division:
•Pfizer Oncology Division combined the U.S. Oncology commercial organizations, global Oncology marketing organizations and global and U.S. Oncology medical affairs from both Pfizer and Seagen.
•Pfizer U.S. Commercial Division included the U.S. Primary Care and U.S. Specialty Care customer groups, the Chief Marketing Office, the Global Chief Medical Affairs Office and Global Access & Value.
•Pfizer International Commercial Division included the ex-U.S. commercial and medical affairs organizations covering Pfizer’s entire product portfolio in all international markets.

Pfizer Inc.	2024 Form 10-K	99

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Beginning January 1, 2024, Biopharma’s earnings include costs related to manufacturing and supply, sales and marketing activities, R&D, and medical and safety activities that are associated with products in our Biopharma segment. Prior to 2024, overhead costs associated with our manufacturing operations and costs associated with R&D and medical and safety activities managed by our global ORD and PRD organizations in 2024 were presented as part of Other business activities. We have reclassified our prior period segment information to conform to the current period presentation.
•ORD was responsible in 2024 for discovery to late-phase clinical development for oncology research projects for our global portfolio along with facilitating regulatory submissions and interactions with regulatory agencies for these projects. R&D spending may include upfront and milestone payments for intellectual property rights for oncology projects.
•PRD was responsible in 2024 for discovery to late-phase clinical development research projects for all therapeutic areas other than oncology for our global portfolio, along with facilitating regulatory submissions and interactions with regulatory agencies for these projects. R&D spending may include upfront and milestone payments for intellectual property rights related to non-oncology projects. PRD also had responsibility for certain science-based and other services organizations, which provide end-to-end technical expertise and other services to both ORD and PRD projects, as well as the Worldwide Medical and Safety group, which helps ensure that Pfizer provides all stakeholders––including patients, healthcare providers, pharmacists, payors and health authorities––with complete and up-to-date information on the risks and benefits associated with Pfizer products so that they can make appropriate decisions on how and when to use Pfizer’s medicines.
Other Business Activities––Other business activities include the operating results of PC1 and Pfizer Ignite as well as certain pre-tax costs not allocated to our operating segment results, such as costs associated with:
•corporate enabling functions (such as digital, global real estate operations, legal, finance, human resources, worldwide public affairs, compliance and worldwide procurement, among others) and other corporate costs, including, but not limited to, all strategy, business development and portfolio management capabilities and certain compensation, as well as interest income and expense, and gains and losses on investments; and
•our share of earnings from Haleon/the Consumer Healthcare JV (see Note 2C).
Reconciling Items––Reconciling items include the following items, transactions and events that are not allocated to our operating segments: (i) all amortization of intangible assets; (ii) acquisition-related items, where we incur costs for executing the transaction, integrating the acquired operations and restructuring the combined company, and which may also include purchase accounting impacts, such as the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value, depreciation related to the increase/decrease in fair value of acquired fixed assets, amortization related to the increase in fair value of acquired debt, and the fair value changes for contingent consideration; and (iii) certain significant items, representing substantive and/or unusual, and in some cases recurring, items that are evaluated on an individual basis by management and that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis. Such certain significant items can include, but are not limited to, pension and postretirement actuarial remeasurement gains and losses, non-acquisition-related restructuring costs, net gains and losses on investments in equity securities, as well as costs incurred for legal settlements, asset impairments and disposals of assets or businesses, including, as applicable, any associated transition activities.
Segment Assets––We manage our assets on a total company basis, not by operating segment, as our operating assets are shared or commingled. Therefore, our CODM does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were $213 billion as of December 31, 2024 and $227 billion as of December 31, 2023.
Selected Statement of Operations Information

The following table provides selected information by reportable segment:
	Total Revenues			Earnings(a)			Depreciation and Amortization(b)
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
(MILLIONS)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Reportable Segment:
Biopharma(c)	$62,400	$58,237	$99,826	$28,139	$15,923	$47,939	$1,360	$1,213	$1,107
Other business activities(d)	1,228	1,316	1,349	(7,382)	(4,342)	(5,162)	340	323	332
Reconciling Items:
Amortization of intangible assets				(5,286)	(4,733)	(3,609)	5,286	4,733	3,609
Acquisition-related items				(1,938)	(1,874)	(832)	12	(11)	(20)
Certain significant items(e)				(5,510)	(3,917)	(3,608)	14	32	36
	$63,627	$59,553	$101,175	$8,023	$1,058	$34,729	$7,013	$6,290	$5,064
(a)Income/(loss) from continuing operations before provision/(benefit) for taxes on income/(loss). As described above, in connection with the organizational changes effective in the first quarter of 2024, overhead costs associated with our manufacturing operations and costs associated with R&D and medical and safety activities managed by our global ORD and PRD organizations as they operated in 2024 are included in Biopharma’s earnings. We have reclassified $14.7 billion and $9.2 billion of net costs in 2023 and 2022, respectively, from Other business activities to Biopharma to conform to the current period presentation.
(b)Certain production facilities are shared. Depreciation is allocated based on estimates of physical production. As described above, in connection with the organizational changes effective in the first quarter of 2024, we have reclassified $331 million and $294 million of net costs in 2023 and 2022, respectively, from Other business activities to Biopharma to conform to the current period presentation.
(c)Biopharma’s revenues and earnings in 2024 reflect a non-cash favorable product return adjustment of $771 million recorded in the first quarter of 2024 and in 2023 reflected a non-cash revenue reversal of $3.5 billion (see Note 17C). In 2023, Biopharma earnings included approximately $6.2 billion of inventory write-offs and related charges to Cost of sales mainly due to lower-than-expected demand for our COVID-19 products. In 2022, Biopharma earnings included COVID-19-related charges of approximately $1.7 billion to Cost of sales, composed of (i) inventory write-offs of approximately $1.2 billion related to COVID-19

Pfizer Inc.	2024 Form 10-K	100

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

products that exceeded or were expected to exceed their approved shelf-lives prior to being used and (ii) charges of approximately $0.5 billion, primarily related to excess raw materials for Paxlovid. Biopharma’s earnings also include dividend income from our investment in ViiV of $272 million in 2024, $265 million in 2023 and $314 million in 2022.
(d)Other business activities include revenues and costs associated with PC1 and Pfizer Ignite as well as costs that we do not allocate to our operating segments, per above.
(e)Certain significant items are substantive and/or unusual, and in some cases recurring, items (as noted above). Earnings in 2024 include, among other items: (i) intangible asset impairment charges of $3.3 billion recorded in Other (income)/deductions––net, (ii) restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring of $2.2 billion (primarily recorded in Restructuring charges and certain acquisition-related costs), (iii) actuarial valuation and other postretirement plan losses of $579 million recorded in Other (income)/deductions––net, (iv) charges for certain legal matters of $567 million recorded in Other (income)/deductions––net, and (v) a charge in Other (income)/deductions––net of $420 million related to the expected sale of one of our facilities resulting from the discontinuation of our DMD program, partially offset by (vi) net gains on equity securities of $1.0 billion and (vii) net gains of $825 million on the partial sales of our investment in Haleon in March and October 2024, which are comprised of (a) total gains on the sales of $945 million less (b) $120 million in the fourth quarter (included in Other business activities) representing our pro-rata share of Haleon’s third quarter 2024 adjusted income recorded on a one quarter lag and implicitly included in the gain on the sale of those shares. Earnings in 2023 included, among other items: (i) intangible asset impairment charges of $3.0 billion recorded in Other (income)/deductions––net and (ii) restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring of $2.2 billion ($290 million recorded in Selling, informational and administrative expenses and the remaining amount primarily recorded in Restructuring charges and certain acquisition-related costs), partially offset by (iii) net gains on equity securities of $1.6 billion recorded in Other (income)/deductions––net. Earnings in 2022 included, among other items: (i) restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring of $1.4 billion ($562 million recorded in Selling, informational and administrative expenses and the remaining amount primarily recorded in Restructuring charges and certain acquisition-related costs) and (ii) net losses on equity securities of $1.3 billion recorded in Other (income)/deductions––net. See Notes 3 and 4.

The following provides Biopharma reportable segment information regularly provided to the CODM:
	Year Ended December 31,
(MILLIONS)	2024	2023	2022
Biopharma reportable segment:
Biopharma total revenues	$62,400	$58,237	$99,826
Less:
Cost of sales	14,997	22,666	32,859
Selling, informational and administrative expenses	10,040	10,235	9,207
Research and development expenses	9,532	9,763	10,324
Acquired in-process research and development expenses	108	194	181
Other (income)/deductions––net	(416)	(543)	(685)
Biopharma earnings	$28,139	$15,923	$47,939
Revenues - Comirnaty	$5,353	$11,220	$37,809
Revenues - Paxlovid	$5,716	$1,279	$18,933
Revenues - excluding Comirnaty and Paxlovid	$51,331	$45,738	$43,084
B. Geographic Information

The following summarizes revenues by geographic area:
	Year Ended December 31,
(MILLIONS)	2024	2023	2022
United States	$38,691	$28,145	$43,317
International:
Developed Markets	16,057	20,910	40,534
Emerging Markets	8,879	10,498	17,324
Total revenues	$63,627	$59,553	$101,175
Revenues exceeded $500 million in each of 11, 14 and 24 countries outside the U.S. in 2024, 2023 and 2022, respectively. The U.S. is the only country to contribute more than 10% of total revenue in 2024, 2023 and 2022. As a percentage of Total revenues, China was our largest market outside the U.S. (representing 4% of total revenues) in 2024, and Japan was our largest market outside the U.S. in 2023 and 2022 (representing 6% and 8% of total revenues, respectively).
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

Pfizer Inc.	2024 Form 10-K	101

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

In 2022 and 2023, we had entered into agreements to supply pre-specified treatment courses of Paxlovid with government and government sponsored customers in multiple developed and emerging nations around the world, which represented most Paxlovid revenues in 2022 and 2023, while commercialization began in some markets in 2023. In October 2023, we announced an amended agreement with the U.S. government, which facilitated the transition of Paxlovid to traditional commercial markets in the U.S. starting in November 2023, with prices negotiated with commercial payors and a copay assistance program for eligible privately insured patients, as the U.S. government began to discontinue the distribution of EUA-labeled Paxlovid. We ensured commercial readiness by providing NDA-labeled commercial supply by the end of 2023. However, EUA-labeled Paxlovid remained available free-of-charge to all eligible patients until the end of 2023, and therefore, there was only minimal uptake of NDA-labeled commercial product before January 1, 2024. In connection with this agreement, we recorded a non-cash revenue reversal of $3.5 billion in the fourth quarter of 2023, of which a portion was associated with sales recorded in 2022, related to the expected return of an estimated 6.5 million treatment courses of EUA-labeled U.S. government inventory. In the first quarter of 2024, we recorded a non-cash favorable final adjustment of $771 million to reflect 5.1 million EUA-labeled treatment courses returned through February 29, 2024, which were converted to a volume-based credit that supports continued access to Paxlovid through a U.S. government patient assistance program operated by Pfizer. In the third quarter of 2024, in connection with this amended agreement, we also supplied at no cost to the U.S. government or taxpayers a U.S. SNS of 1.0 million treatment courses to enable future pandemic preparedness through 2028, and recorded revenue of $442 million. While we are recognizing revenue as these treatment courses are delivered, there is no cash consideration for these treatment courses.

The following summarizes revenue, as a percentage of Total revenues, for our three largest U.S. wholesaler customers and the U.S. government, which was concentrated in our Biopharma operating segment:
	Year Ended December 31,
	2024	2023	2022
McKesson, Inc.	23%	16%	8%
Cencora, Inc.	17%	12%	5%
Cardinal Health, Inc.	14%	10%	4%

U.S. government(a)	6%	—	23%
(a) The decrease in revenues from the U.S. government as a percentage of Total revenues for 2024 and 2023 compared to 2022 was primarily due to the transition of Comirnaty and Paxlovid to commercial market sales in the second half of 2023 as well as the revenue reversal for Paxlovid in the fourth quarter of 2023.
Collectively, our three largest U.S. wholesaler customers represented 34% and 42% of total trade accounts receivable as of December 31, 2024 and December 31, 2023, respectively. Accounts receivable from the U.S. government as of December 31, 2024 and December 31, 2023 were not material to our consolidated financial statements.
Significant Revenues by Product
The following provides detailed revenue information for several of our major products:

(MILLIONS)		Year Ended December 31,
PRODUCT	PRIMARY INDICATION OR CLASS	2024	2023	2022

TOTAL REVENUES		$63,627	$59,553	$101,175
GLOBAL BIOPHARMACEUTICALS BUSINESS (BIOPHARMA)		$62,400	$58,237	$99,826
Primary Care		$30,135	$30,799	$73,181
Eliquis(a)	Nonvalvular atrial fibrillation, deep vein thrombosis, pulmonary embolism	7,366	6,747	6,480
Prevnar family	Active immunization to prevent pneumonia, invasive disease and otitis media caused by Streptococcus pneumoniae	6,411	6,501	6,342
Paxlovid(b)	COVID-19 in certain high-risk patients	5,716	1,279	18,933
Comirnaty	Active immunization to prevent COVID-19	5,353	11,220	37,809
Nurtec ODT/Vydura	Acute treatment of migraine and prevention of episodic migraine	1,263	928	213
Abrysvo	Active immunization to prevent RSV infection	755	890	—
Premarin family	Symptoms of menopause	380	397	455
BMP2	Bone graft for spinal fusion	352	338	277
FSME-IMMUN/TicoVac	Active immunization to prevent tick-borne encephalitis disease	280	268	200
All other Primary Care	Various	2,259	2,233	2,473
Specialty Care		$16,652	$14,988	$13,851
Vyndaqel family	ATTR-CM and polyneuropathy	5,451	3,321	2,447
Xeljanz	RA, PsA, UC, active polyarticular course juvenile idiopathic arthritis, ankylosing spondylitis	1,168	1,703	1,796
Enbrel (Outside the U.S. and Canada)	RA, juvenile idiopathic arthritis, PsA, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	690	830	1,003
Sulperazon	Bacterial infections	637	757	786
Zavicefta	Bacterial infections	586	511	412
Octagam(c)	Primary humoral immunodeficiency, chronic immune thrombocytopenic purpura in adults, and dermatomyositis in adults	509	245	186
Inflectra	Crohn’s disease, pediatric Crohn’s disease, UC, pediatric UC, RA in combination with methotrexate, ankylosing spondylitis, PsA and plaque psoriasis	509	490	532
Zithromax	Bacterial infections	480	406	331

Pfizer Inc.	2024 Form 10-K	102

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

(MILLIONS)		Year Ended December 31,
PRODUCT	PRIMARY INDICATION OR CLASS	2024	2023	2022

Genotropin	Replacement of human growth hormone	470	539	360
BeneFIX	Hemophilia B	381	424	425
Cibinqo	Atopic dermatitis	215	128	27
Oxbryta(d)	Sickle cell disease	201	328	73
All other Hospital(e)	Various	4,448	4,514	4,730
All other Specialty Care	Various	907	792	743
Oncology		$15,612	$12,450	$12,794
Ibrance	HR-positive/HER2-negative metastatic breast cancer	4,367	4,753	5,120
Xtandi(f)	mCRPC, nmCRPC, mCSPC, nmCSPC	2,039	1,659	1,650
Padcev	Locally advanced or metastatic urothelial cancer	1,588	53	—
Adcetris	Hodgkin lymphoma and certain T-cell lymphomas	1,089	56	—
Oncology biosimilars(g)	Various	1,037	1,407	1,753
Inlyta	Advanced RCC	978	1,036	1,003
Lorbrena	ALK-positive metastatic NSCLC	731	539	343
Bosulif	Philadelphia chromosome–positive chronic myelogenous leukemia	645	645	575
Braftovi/Mektovi	Metastatic melanoma in patients with a BRAFV600E/K mutation and for metastatic NSCLC in patients with a BRAFV600E mutation; and, for Braftovi for the treatment of BRAFV600E-mutant mCRC, in combination with Erbitux (cetuximab)(h) (after prior therapy) or cetuximab and mFOLFOX6	607	477	456
Tukysa	Unresectable or metastatic HER2-positive breast cancer; RAS wild-type, HER2-positive unresectable or metastatic colorectal cancer	480	18	—
Elrexfio	Relapsed or refractory multiple myeloma	133	10	—
Tivdak	Recurrent or mCC	131	4	—
Talzenna	In combination with Xtandi (enzalutamide) for adult patients with HRR gene-mutated mCRPC; treatment of BRCA gene-mutated, HER2-negative, inoperable or recurrent breast cancer	117	64	48
All other Oncology	Various	1,670	1,729	1,846
PFIZER CENTREONE(i)		$1,146	$1,272	$1,342
PFIZER IGNITE		$82	$44	$7

BIOPHARMA		$62,400	$58,237	$99,826
PFIZER U.S. COMMERCIAL DIVISION (U.S. Primary Care and U.S. Specialty Care)		26,765	19,299	34,337
PFIZER ONCOLOGY DIVISION		11,567	8,450	8,583
PFIZER INTERNATIONAL COMMERCIAL DIVISION		24,068	30,488	56,905

Total Alliance revenues included above		$8,388	$7,582	$8,537
Total Royalty revenues included above		$1,423	$1,058	$845
(a)Reflects Alliance revenues and product revenues.
(b)2024 includes (i) a $771 million favorable final adjustment recorded in the first quarter to the estimated non-cash revenue reversal of $3.5 billion recorded in the fourth quarter of 2023, reflecting 5.1 million EUA-labeled treatment courses returned by the U.S. government through February 29, 2024 versus the estimated 6.5 million treatment courses that were expected to be returned as of December 31, 2023, and (ii) $442 million of revenue recorded in the third quarter in connection with the creation of the U.S. SNS. 2023 includes a non-cash revenue reversal of $3.5 billion recorded in the fourth quarter, of which a portion was associated with sales recorded in 2022, related to the expected return of an estimated 6.5 million treatment courses of EUA-labeled U.S. government inventory.
(c)2024 includes $129 million related to a one-time sales true-up settlement agreement with our commercialization partner.
(d)In September 2024, we announced our voluntary withdrawal of all lots of Oxbryta for the treatment of sickle cell disease in all markets where it is approved, as well as the discontinuation of expanded access programs worldwide, based on the totality of clinical data that indicated at that time the overall benefit of Oxbryta no longer outweighs the risk in the approved sickle cell patient population. The data suggest an imbalance in vaso-occlusive crises and fatal events, which requires further assessment that remains ongoing.
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
Remaining Performance Obligations––Contracted revenue expected to be recognized from remaining performance obligations for firm orders in long-term contracts to supply Comirnaty and Paxlovid to our customers totaled approximately $4 billion and $1 billion, respectively, as of December 31, 2024, which includes amounts received in advance and deferred, as well as amounts that will be invoiced as we deliver these products to our customers in future periods. Of these amounts, current contract terms provide for expected delivery of product with contracted revenue from 2025 through 2028, the timing of which may be renegotiated. Remaining performance obligations are based on foreign exchange rates as of the end of our fiscal fourth quarter of 2024 and exclude arrangements with an original expected contract duration of less than one year. Remaining performance obligations associated with contracts for other products and services were not significant as of December 31, 2024 or 2023.

Pfizer Inc.	2024 Form 10-K	103

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Deferred Revenues–– Our deferred revenues primarily relate to advance payments received or receivable from various government or government sponsored customers for supply of Paxlovid and Comirnaty. The deferred revenues related to Paxlovid and Comirnaty totaled $2.2 billion as of December 31, 2024, with $1.4 billion and $785 million recorded in current liabilities and noncurrent liabilities, respectively. The deferred revenues related to Paxlovid and Comirnaty totaled $5.1 billion as of December 31, 2023, with $2.6 billion and $2.5 billion recorded in current liabilities and noncurrent liabilities, respectively. The decrease in Paxlovid and Comirnaty deferred revenues during full-year 2024 was primarily driven by amounts recognized in Product revenues as we delivered the products to our customers (including $442 million associated with the U.S. SNS for Paxlovid) as well as the aforementioned $771 million favorable final adjustment recorded in the first quarter of 2024 for Paxlovid, partially offset by additional advance payments received in 2024 as we entered into amended contracts. During 2024, we recognized revenue of approximately $2.9 billion that was included in the balance of Paxlovid and Comirnaty deferred revenues as of December 31, 2023. The Paxlovid and Comirnaty deferred revenues as of December 31, 2024 will be recognized in Product revenues proportionately as we transfer control of the products to our customers and satisfy our performance obligations under the contracts, with the amounts included in current liabilities expected to be recognized in Product revenues within the next 12 months, and the amounts included in noncurrent liabilities expected to be recognized in Product revenues from December 2025 (which falls in our international first quarter of 2026) through 2028. Deferred revenues associated with contracts for other products were not significant as of December 31, 2024 or December 31, 2023.

Pfizer Inc.	2024 Form 10-K	104

Selected Quarterly Financial Data (Unaudited)
Pfizer Inc. and Subsidiary Companies

	Quarter
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	First	Second	Third	Fourth
2024(a)
Total revenues	$14,879	$13,283	$17,702	$17,763
Costs and expenses(b)	11,355	12,133	12,674	17,023
Restructuring charges and certain acquisition-related costs(c)	102	1,254	313	750
Income/(loss) from continuing operations before provision/(benefit) for taxes on income/(loss)	3,421	(103)	4,715	(10)
Provision/(benefit) for taxes on income/(loss)(d)	293	(134)	234	(421)
Income/(loss) from continuing operations	3,128	31	4,481	411
Discontinued operations––net of tax	(5)	17	(8)	7
Net income/(loss) before allocation to noncontrolling interests	3,123	48	4,473	418
Less: Net income attributable to noncontrolling interests	8	7	8	8
Net income/(loss) attributable to Pfizer Inc. common shareholders	$3,115	$41	$4,465	$410
Earnings/(loss) per common share—basic:
Income/(loss) from continuing operations attributable to Pfizer Inc. common shareholders	$0.55	$0.01	$0.79	$0.07
Discontinued operations––net of tax	—	—	—	—
Net income/(loss) attributable to Pfizer Inc. common shareholders	$0.55	$0.01	$0.79	$0.07
Earnings/(loss) per common share—diluted:
Income/(loss) from continuing operations attributable to Pfizer Inc. common shareholders	$0.55	$0.01	$0.79	$0.07
Discontinued operations––net of tax	—	—	—	—
Net income/(loss) attributable to Pfizer Inc. common shareholders	$0.55	$0.01	$0.78	$0.07
(a)Business development activities impacted our results of operations in 2024. See Note 1A. Due to the commercial market transition as well as the seasonality of demand for COVID-19 vaccinations, the majority of our global revenues for Comirnaty were recorded in the fourth quarter of 2024.
(b)The fourth quarter historically reflects higher costs in Cost of sales, Selling, informational and administrative expenses and Research and development expenses. Cost of sales for all quarters reflects higher costs from our Seagen acquisition, inclusive of the amortization of the fair value step-up of inventory. See Note 2A. Certain asset impairments totaled $2.9 billion in the fourth quarter. See Note 4.
(c)The second quarter of 2024 primarily includes employee termination costs associated with our Manufacturing Optimization Program. The fourth quarter of 2024 primarily includes charges for asset impairments, exit costs and employee termination costs associated with our Realigning our Cost Base Program. See
Note 3.
(d)All periods reflect changes primarily the result of jurisdictional mix of earnings. The third quarter reflects tax benefits related to the closing of the IRS audits covering multiple tax years and the fourth quarter reflects tax benefits related to the Transition Tax liability under the TCJA. See Note 5A.
Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

Pfizer Inc.	2024 Form 10-K	105

Selected Quarterly Financial Data (Unaudited)
Pfizer Inc. and Subsidiary Companies

	Quarter
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	First	Second	Third	Fourth
2023(a)
Total revenues	$18,486	$13,007	$13,491	$14,570
Costs and expenses(b)	12,207	10,524	16,688	16,133
Restructuring charges and certain acquisition-related costs(c)	9	214	155	2,566
Income/(loss) from continuing operations before provision/(benefit) for taxes on income/(loss)	6,270	2,269	(3,352)	(4,129)
Provision/(benefit) for taxes on income/(loss)(d)	715	(71)	(964)	(795)
Income/(loss) from continuing operations	5,555	2,340	(2,388)	(3,335)
Discontinued operations––net of tax	1	(2)	12	(26)
Net income/(loss) before allocation to noncontrolling interests	5,556	2,338	(2,376)	(3,361)
Less: Net income attributable to noncontrolling interests	13	11	6	8
Net income/(loss) attributable to Pfizer Inc. common shareholders	$5,543	$2,327	$(2,382)	$(3,369)
Earnings/(loss) per common share—basic:
Income/(loss) from continuing operations attributable to Pfizer Inc. common shareholders	$0.98	$0.41	$(0.42)	$(0.59)
Discontinued operations––net of tax	—	—	—	—
Net income/(loss) attributable to Pfizer Inc. common shareholders	$0.98	$0.41	$(0.42)	$(0.60)
Earnings/(loss) per common share—diluted:
Income/(loss) from continuing operations attributable to Pfizer Inc. common shareholders	$0.97	$0.41	$(0.42)	$(0.59)
Discontinued operations––net of tax	—	—	—	—
Net income/(loss) attributable to Pfizer Inc. common shareholders	$0.97	$0.41	$(0.42)	$(0.60)
(a)On December 14, 2023, we completed the acquisition of Seagen. In addition, other business development activities impacted our results of operations in 2023. See Note 1A. Due to the commercial market transition as well as the seasonality of demand for COVID-19 vaccinations, the majority of our global revenues for Comirnaty were recorded in the second half of 2023.
(b)The fourth quarter historically reflects higher costs in Cost of sales, Selling, informational and administrative expenses and Research and development expenses. The third quarter of 2023 reflects a non-cash charge of $5.6 billion to Cost of sales for inventory write-offs and related charges ($4.7 billion for Paxlovid and $0.9 billion for Comirnaty). Certain asset impairments totaled $2.8 billion in the fourth quarter of 2023 recorded in Other (income)/deductions—net. See Note 4.
(c)The fourth quarter of 2023 primarily includes (i) charges of $1.5 billion for employee termination costs associated with our Realigning our Cost Base Program and (ii) integration and other costs of $587 million, mostly related to our acquisition of Seagen. See Note 3.
(d)All periods reflect changes primarily the result of the jurisdictional mix of earnings and the second quarter reflects the tax benefits related to global income tax resolutions in multiple tax jurisdictions spanning multiple tax years. See Note 5A.
Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
Changes in Internal Controls
During our most recent fiscal quarter, there has not been any change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Pfizer Inc.	2024 Form 10-K	106

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Pfizer Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Pfizer Inc. and Subsidiary Companies’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

New York, New York

February 27, 2025

Pfizer Inc.	2024 Form 10-K	107

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2024.
The Company’s independent auditors have issued their auditors’ report on the Company’s internal control over financial reporting. That report appears above in this Form 10-K.

Albert Bourla
Chairman and Chief Executive Officer

David M. Denton	Jennifer B. Damico
Principal Financial Officer	Principal Accounting Officer

February 27, 2025

Pfizer Inc.	2024 Form 10-K	108

ITEM 9B.	OTHER INFORMATION
During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our Directors is incorporated by reference from the discussion under the heading Item 1—Election of Directors in our Proxy Statement. Information about the Pfizer Policies on Business Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, the Code of Business Conduct and Ethics for Members of the Board of Directors and our other governance practices and policies, including our Insider Trading Policy, is incorporated by reference from the discussions under the headings Governance —Pfizer Policies on Business Conduct, —Code of Conduct for Directors and —Other Governance Practices and Policies in our Proxy Statement. Information regarding the procedures by which our shareholders may recommend nominees to our Board of Directors is incorporated by reference from the discussion under the headings Item 1—Election of Directors—Criteria for Board Membership and Annual Meeting Information—Submitting Proxy Proposals and Director Nominations for the 2026 Annual Meeting in our Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading Governance Overview—Board and Committee Information—Board Committees—The Audit Committee in our Proxy Statement. The balance of the information required by this item is contained in the discussion entitled Information about Our Executive Officers in this Form 10-K.

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
Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor Firm ID: 185. Information about the fees for professional services rendered by our independent registered public accounting firm in 2024 and 2023 is incorporated by reference from the discussion under the heading Item 2—Ratification of Selection of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees in our Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from the discussion under the heading Item 2—Ratification of Selection of Independent Registered Public Accounting Firm—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services in our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
15(a)(1) Financial Statements. The following consolidated financial statements, related notes and report of independent registered public accounting firm are set forth in Item 8. Financial Statements and Supplementary Data in this Form 10-K:
•Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements
•Consolidated Statements of Operations
•Consolidated Statements of Comprehensive Income
•Consolidated Balance Sheets
•Consolidated Statements of Equity
•Consolidated Statements of Cash Flows
•Notes to Consolidated Financial Statements

Pfizer Inc.	2024 Form 10-K	109

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

4.12	Indenture, dated as of April 10, 1992, between Wyeth (formerly American Home Products Corporation) and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as trustee, is incorporated by reference from Wyeth’s Registration Statement on Form S-3, filed on January 18, 1995.

4.13	Supplemental Indenture, dated as of October 13, 1992, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as trustee, is incorporated by reference from Wyeth’s Registration Statement on Form S-3, filed on January 18, 1995.

4.14	Fifth Supplemental Indenture, dated as of December 16, 2003, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as trustee, is incorporated by reference from Wyeth’s 2003 Annual Report on Form 10-K.

Pfizer Inc.	2024 Form 10-K	110

4.15	Sixth Supplemental Indenture, dated as of November 14, 2005, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as trustee, is incorporated by reference from Wyeth’s Current Report on Form 8-K filed on November 15, 2005.

4.16	Seventh Supplemental Indenture, dated as of March 27, 2007, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as trustee, is incorporated by reference from Wyeth’s Current Report on Form 8-K filed on March 28, 2007.

4.17	Eighth Supplemental Indenture, dated as of October 30, 2009, between Wyeth, us and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, formerly The Chase Manhattan Bank), as trustee, to Indenture dated as of April 10, 1992 (as amended on October 13, 1992), is incorporated by reference from our Current Report on Form 8-K filed on November 3, 2009.

4.18	Indenture, dated as of September 7, 2018, between us and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on September 7, 2018.

4.19	First Supplemental Indenture, dated as of September 7, 2018, between us and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on September 7, 2018.

4.20	Second Supplemental Indenture, dated as of March 11, 2019, between us and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on March 11, 2019.

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

10.7	Form of Executive Grant Letter is incorporated by reference from our 2015 Annual Report on Form 10-K.

10.8	Pfizer Consolidated Supplemental Pension Plan for United States and Puerto Rico Employees is incorporated by reference from our 2017 Annual Report on Form 10-K.

10.9	Amendment No. 1 to the Pfizer Consolidated Supplemental Pension Plan for United States and Puerto Rico Employees is incorporated by reference from our 2018 Annual Report on Form 10-K.

10.10	Amendment No. 2 to the Pfizer Consolidated Supplemental Pension Plan for United States and Puerto Rico Employees is incorporated by reference from our 2020 Annual Report on Form 10-K.

10.11	Amendment No. 3 to the Pfizer Consolidated Supplemental Pension Plan for United States and Puerto Rico Employees is incorporated by reference from our 2022 Annual Report on Form 10-K.

10.12	Amendment No. 4 to the Pfizer Consolidated Supplemental Pension Plan for United States and Puerto Rico Employees is incorporated by reference from our 2023 Annual Report on Form 10-K.
10.13	Pfizer Supplemental Savings Plan is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended April 3, 2016.

10.14	Amendment No. 1 to the Pfizer Supplemental Savings Plan (Amended and Restated as of January 1, 2016), is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended October 1, 2017.

10.15	Amendment No. 2 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2017 Annual Report on Form 10-K.

10.16	Amendment No. 3 to the Pfizer Supplemental Savings Plan is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 30, 2018.

10.17	Amendment No. 4 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2018 Annual Report on Form 10-K.

10.18	Amendment No. 5 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2018 Annual Report on Form 10-K.

Pfizer Inc.	2024 Form 10-K	111

10.19	Amendment No. 6 to the Pfizer Supplemental Savings Plan is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 30, 2019.

10.20	Amendment No. 7 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2019 Annual Report on Form 10-K.

10.21	Amendment No. 8 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2020 Annual Report on Form 10-K.

10.22	Amendment No. 9 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2020 Annual Report on Form 10-K.

10.23	Amendment No. 10 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2022 Annual Report on Form 10-K.

10.24	Amended and Restated Pfizer Inc. Global Performance Plan is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended October 1, 2023.

10.25	Amended and Restated Deferred Compensation Plan is incorporated by reference from our 2012 Annual Report on Form 10-K.

10.26	Amendment to Amended and Restated Deferred Compensation Plan, dated June 20, 2013, is incorporated by reference from our 2013 Annual Report on Form 10-K.

10.27	Amendment No. 2 to Amended and Restated Deferred Compensation Plan, dated April 27, 2016, is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended July 3, 2016.

10.28	Amendment No. 3 to Amended and Restated Deferred Compensation Plan is incorporated by reference from our 2020 Annual Report on Form 10-K.

10.29	Amended and Restated Deferred Compensation Plan (adopted in 2024) is incorporated by reference from our 2023 Annual Report on Form 10-K.
10.30	Wyeth 2005 (409A) Deferred Compensation Plan (frozen as of January 2012), together with certain Amendments, is incorporated by reference from our 2013 Annual Report on Form 10-K.

10.31	Amendment No. 2 to Wyeth 2005 (409A) Deferred Compensation Plan is incorporated by reference from our 2020 Annual Report on Form 10-K.

10.32	Amended and Restated Wyeth Supplemental Employee Savings Plan (effective as of January 1, 2005 and frozen as of January 2012), together with all material Amendments is incorporated by reference from our 2011 Annual Report on Form 10-K.

10.33	Amendment to Amended and Restated Wyeth Supplemental Employee Savings Plan, dated June 20, 2013, is incorporated by reference from our 2013 Annual Report on Form 10-K.

10.34	The form of Indemnification Agreement with each of our non-employee Directors is incorporated by reference from our 1996 Annual Report on Form 10-K.

10.35
The form of Indemnification Agreement with each of the Named Executive Officers identified in our Proxy Statement for the 2024 Annual Meeting of Shareholders is incorporated by reference from our 1997 Annual Report on Form 10-K.

10.36	Pfizer Inc. Executive Severance Plan is incorporated by referenced from our Current Report on Form 8-K filed on February 20, 2009.

10.37	Amendment No. 1 to the Pfizer Inc. Executive Severance Plan is incorporated by reference from our 2018 Annual Report on Form 10-K.

10.38	Amendment No. 2 to the Pfizer Inc. Executive Severance Plan is incorporated by reference from our 2019 Annual Report on Form 10-K.

10.39	Amendment No. 3 to the Pfizer Inc. Executive Severance Plan is incorporated by reference from our 2020 Annual Report on Form 10-K.

10.40	Amendment No. 4 to the Pfizer Inc. Executive Severance Plan is incorporate by reference from our 2022 Annual Report on Form 10-K.

10.41	Annual Retainer Unit Award Plan (for Non-Employee Directors) (frozen as of March 1, 2006) as amended, is incorporated by reference from our 2008 Annual Report on Form 10-K.

10.42	Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended, is incorporated by reference from our 2022 Annual Report on Form 10-K.

10.43	Offer Letter to G. Mikael Dolsten, dated April 6, 2009, is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended April 3, 2011.

10.44	Pfizer Inc. 2019 Stock Plan is incorporated by reference from our Proxy Statement for the 2019 Annual Meeting of Shareholders.

10.45	Pfizer Inc. Amended and Restated 2019 Stock Plan is incorporated by reference from our Proxy Statement for the 2024 Annual Meeting of Shareholders.
10.46	Time Sharing Agreement, dated July 9, 2020, between Pfizer Inc. and Albert Bourla is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 28, 2020.

10.47	Pfizer Inc. Executive Officer Cash Severance Policy is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended July 2, 2023.

*19	Corporate Policy 604A: Prohibition on Insider Trading.

*21	Subsidiaries of the Company.

*22	Subsidiary Issuers of Guaranteed Securities.

*23	Consent of Independent Registered Public Accounting Firm.

*24	Power of Attorney (included as part of signature page).

*31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Pfizer Inc.	2024 Form 10-K	112

*32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*97	Pfizer Inc. Recoupment Policy.

Exhibit 101:
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

*101.DEF	Inline XBRL Taxonomy Extension Definition Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

ITEM 16.	FORM 10-K SUMMARY
None.
SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.

Dated: February 27, 2025	By:	/S/ MARGARET M. MADDEN
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

Pfizer Inc.	2024 Form 10-K	113

Signature	Title	Date

/S/ ALBERT BOURLA Albert Bourla	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2025

/S/ DAVID M. DENTON David M. Denton	Chief Financial Officer, Executive Vice President (Principal Financial Officer)	February 27, 2025

/S/ JENNIFER B. DAMICO Jennifer B. Damico	Senior Vice President and Controller (Principal Accounting Officer)	February 27, 2025

/S/ RONALD E. BLAYLOCK Ronald E. Blaylock	Director	February 27, 2025

/S/ MORTIMER J. BUCKLEY Mortimer J. Buckley	Director	February 27, 2025

/S/ SUSAN DESMOND-HELLMANN Susan Desmond-Hellmann	Director	February 27, 2025

/S/ JOSEPH J. ECHEVARRIA Joseph J. Echevarria	Director	February 27, 2025

/S/ SCOTT GOTTLIEB Scott Gottlieb	Director	February 27, 2025

/S/ HELEN H. HOBBS Helen H. Hobbs	Director	February 27, 2025

/S/ SUSAN HOCKFIELD Susan Hockfield	Director	February 27, 2025

/S/ DAN R. LITTMAN Dan R. Littman	Director	February 27, 2025

/S/ SHANTANU NARAYEN Shantanu Narayen	Director	February 27, 2025

/S/ SUZANNE NORA JOHNSON Suzanne Nora Johnson	Director	February 27, 2025

/S/ JAMES QUINCEY James Quincey	Director	February 27, 2025

/S/ JAMES C. SMITH James C. Smith	Director	February 27, 2025

/S/ CYRUS TARAPOREVALA Cyrus Taraporevala	Director	February 27, 2025

Pfizer Inc.	2024 Form 10-K	114