Form 10-Q
period 2025-03-30
PFIZER INC
filed 2025-05-05
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2025

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

At April 30, 2025, 5,685,365,587 shares of the issuer’s voting common stock were outstanding.

DEFINED TERMS

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Form 10-Q (defined below) refer to Pfizer Inc. and its subsidiaries. Pfizer’s fiscal quarter-end for subsidiaries operating outside the U.S. is as of and for the three months ended February 23, 2025 and February 25, 2024, and for U.S. subsidiaries is as of and for the three months ended March 30, 2025 and March 31, 2024. References to “Notes” in this Form 10-Q are to the Notes to the Condensed or Consolidated Financial Statements in this Form 10-Q or in our 2024 Form 10-K. We also have used several other terms in this Form 10-Q, most of which are explained or defined below:

*	Indicates calculation not meaningful or results are greater than 100%
2024 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2024
AbbVie	AbbVie Inc.
AI	artificial intelligence
ALK	anaplastic lymphoma kinase
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Astellas	Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.
ATTR-CM	transthyretin amyloid cardiomyopathy
BioNTech	BioNTech SE
Biopharma	Global Biopharmaceuticals Business
Blackstone	Blackstone Life Sciences
BMS	Bristol-Myers Squibb Company
BOD	Board of Directors
CDC	U.S. Centers for Disease Control and Prevention
CMS	Centers for Medicare & Medicaid Services
CODM	Chief Operating Decision Maker
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

COVID-19	novel coronavirus disease of 2019
Developed Markets	Includes, but is not limited to, the following markets: Western Europe, Japan, Central Europe, Canada, Australia, Eastern Europe, Scandinavian countries, South Korea, New Zealand and Finland
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Eastern Europe (excluding the Balkans), Africa, the Middle East and Turkey
EPS	earnings per share
EU	European Union
EUA	emergency use authorization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Form 10-Q	This Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2025
GAAP	U.S. Generally Accepted Accounting Principles
GSK	GSK plc
Haleon	Haleon plc
HIPAA	Health Insurance Portability and Accountability Act of 1996
Hospira	Hospira, Inc.
HRR	homologous recombination repair
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
IRS	U.S. Internal Revenue Service
JV	joint venture
King	King Pharmaceuticals LLC (formerly King Pharmaceuticals, Inc.)
mCRC	metastatic colorectal cancer
mCRPC	metastatic castration-resistant prostate cancer
mCSPC	metastatic castration-sensitive prostate cancer
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MDL	Multi-District Litigation
Medicare Part B	a medical insurance plan that helps cover medically necessary services, outpatient care, and preventative services for people with Medicare
Medicare Part D	a prescription drug coverage program for people with Medicare

Meridian	Meridian Medical Technologies, Inc.
Moody’s	Moody’s Ratings (formerly Moody’s Investors Service)
mRNA	messenger ribonucleic acid
NDA	New Drug Application
nmCRPC	non-metastatic castration-resistant prostate cancer
nmCSPC	non-metastatic castration-sensitive prostate cancer
NSCLC	non-small cell lung cancer
ODT	oral disintegrating tablet
Ono	Ono Pharmaceutical Co., Ltd.
OTC	over-the-counter
Paxlovid(a)	an oral COVID-19 treatment (nirmatrelvir tablets and ritonavir tablets)
PC1	Pfizer CentreOne
Pharmacia	Pharmacia LLC (formerly Pharmacia Corporation)
Pierre Fabre	Pierre Fabre Medicament SAS
Prevnar family	Includes Prevnar 20/Apexxnar (pediatric and adult) and Prevnar 13/Prevenar 13 (pediatric and adult)
PsA	psoriatic arthritis
QTD	Quarter-to-date or three months ended
RA	rheumatoid arthritis
R&D	research and development
RSV	respiratory syncytial virus
S&P	S&P Global (formerly Standard & Poor’s)
Seagen	Seagen Inc. and its subsidiaries
SEC	U.S. Securities and Exchange Commission
SI&A	Selling, informational and administrative expenses
Takeda	Takeda Pharmaceutical Company Limited
UC	ulcerative colitis
U.K.	United Kingdom
U.S.	United States
ViiV	ViiV Healthcare Limited
Vyndaqel family	Includes Vyndaqel, Vyndamax and Vynmac
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
(MILLIONS, EXCEPT PER SHARE DATA)	March 30, 2025	March 31, 2024
Revenues:
Product revenues	$11,294	$12,443
Alliance revenues	2,113	2,172
Royalty revenues	308	263
Total revenues	13,715	14,879
Costs and expenses:
Cost of sales(a)	2,845	3,379
Selling, informational and administrative expenses(a)	3,031	3,495
Research and development expenses(a)	2,203	2,493
Acquired in-process research and development expenses	9	—
Amortization of intangible assets	1,211	1,308
Restructuring charges and certain acquisition-related costs	678	102
Other (income)/deductions––net	953	680
Income from continuing operations before provision/(benefit) for taxes on income	2,785	3,421
Provision/(benefit) for taxes on income	(189)	293
Income from continuing operations	2,973	3,128
Discontinued operations––net of tax	—	(5)
Net income before allocation to noncontrolling interests	2,973	3,123
Less: Net income attributable to noncontrolling interests	6	8
Net income attributable to Pfizer Inc. common shareholders	$2,967	$3,115

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.52	$0.55
Discontinued operations––net of tax	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.52	$0.55

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.52	$0.55
Discontinued operations––net of tax	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.52	$0.55

Weighted-average shares––basic	5,675	5,657
Weighted-average shares––diluted	5,710	5,697
(a)Exclusive of amortization of intangible assets.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
(MILLIONS)	March 30, 2025	March 31, 2024
Net income before allocation to noncontrolling interests	$2,973	$3,123

Foreign currency translation adjustments, net	(557)	140
Unrealized holding gains/(losses) on derivative financial instruments, net	(123)	217
Reclassification adjustments for (gains)/losses included in net income(a)	(313)	(12)
	(436)	205
Unrealized holding gains/(losses) on available-for-sale securities, net	(31)	(51)
Reclassification adjustments for (gains)/losses included in net income(b)	155	(14)
	124	(65)
Reclassification adjustments related to amortization of prior service costs and other, net	(30)	(28)
Reclassification adjustments related to curtailments of prior service costs and other, net	(33)	—
	(64)	(28)
Other comprehensive income/(loss), before tax	(932)	251
Tax provision/(benefit) on other comprehensive income/(loss)	(191)	53
Other comprehensive income/(loss) before allocation to noncontrolling interests	$(741)	$198

Comprehensive income/(loss) before allocation to noncontrolling interests	$2,232	$3,321
Less: Comprehensive income/(loss) attributable to noncontrolling interests	4	3
Comprehensive income/(loss) attributable to Pfizer Inc.	$2,229	$3,319
(a)Reclassified into Other (income)/deductions—net and Cost of sales. See Note 7E.
(b)Reclassified into Other (income)/deductions—net.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS)	March 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$1,430	$1,043
Short-term investments	15,887	19,434
Trade accounts receivable, net of allowance for doubtful accounts: 2025—$427; 2024—$438	11,845	11,463
Inventories	10,852	10,851
Current tax assets	2,900	3,314
Other current assets	2,947	4,253
Total current assets	45,861	50,358
Equity-method investments	224	217
Long-term investments	1,789	2,010
Property, plant and equipment, net of accumulated depreciation: 2025—$16,842; 2024—$16,483	18,347	18,393
Identifiable intangible assets, net	53,976	55,411
Goodwill	68,444	68,527
Noncurrent deferred tax assets and other noncurrent tax assets	9,542	8,662
Other noncurrent assets	9,845	9,817
Total assets	$208,028	$213,396

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2025—$3,749; 2024—$3,747	$4,470	$6,946
Trade accounts payable	5,240	5,633
Dividends payable	—	2,437
Income taxes payable	3,105	2,910
Accrued compensation and related items	2,607	3,838
Deferred revenues	1,012	1,511
Other current liabilities	20,016	19,720
Total current liabilities	36,452	42,995

Long-term debt	57,639	57,405
Pension and postretirement benefit obligations	2,021	2,115
Noncurrent deferred tax liabilities	2,258	2,122
Other taxes payable	5,724	6,112
Other noncurrent liabilities	13,297	14,150
Total liabilities	117,391	124,899

Commitments and Contingencies

Common stock	481	480
Additional paid-in capital	93,856	93,603
Treasury stock	(115,008)	(114,763)
Retained earnings	119,590	116,725
Accumulated other comprehensive loss	(8,581)	(7,842)
Total Pfizer Inc. shareholders’ equity	90,338	88,203
Equity attributable to noncontrolling interests	299	294
Total equity	90,637	88,497
Total liabilities and equity	$208,028	$213,396
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2025	9,593	$480	$93,603	(3,926)	$(114,763)	$116,725	$(7,842)	$88,203	$294	$88,497
Net income						2,967		2,967	6	2,973
Other comprehensive income/(loss), net of tax							(738)	(738)	(3)	(741)
Cash dividends declared, per share: $—
Common stock						—		—		—
Share-based payment transactions	27	1	252	(9)	(245)	(103)		(94)		(94)
Other			—	—	—	1		1	2	2
Balance, March 30, 2025	9,620	$481	$93,856	(3,935)	$(115,008)	$119,590	$(8,581)	$90,338	$299	$90,637

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2024	9,562	$478	$92,631	(3,916)	$(114,487)	$118,353	$(7,961)	$89,014	$274	$89,288
Net income						3,115		3,115	8	3,123
Other comprehensive income/(loss), net of tax							203	203	(5)	198
Cash dividends declared, per share: $—
Common stock						—		—		—
Share-based payment transactions	30	1	366	(10)	(268)	(151)		(51)		(51)
Other			—	—	—	—		—	—	—
Balance, March 31, 2024	9,592	$480	$92,997	(3,925)	$(114,755)	$121,318	$(7,758)	$92,282	$276	$92,558
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(MILLIONS)	March 30, 2025	March 31, 2024
Operating Activities
Net income before allocation to noncontrolling interests	$2,973	$3,123
Discontinued operations—net of tax	—	(5)
Net income from continuing operations before allocation to noncontrolling interests	2,973	3,128
Adjustments to reconcile net income from continuing operations before allocation to noncontrolling interests to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,618	1,736
Asset write-offs and impairments	344	136
Deferred taxes	(663)	(441)
Share-based compensation expense	170	220
Benefit plan contributions in excess of expense/income	(229)	(201)
Other adjustments, net	40	(151)
Other changes in assets and liabilities, net of acquisitions and divestitures	(1,919)	(3,336)
Net cash provided by/(used in) operating activities	2,335	1,090

Investing Activities
Purchases of property, plant and equipment	(564)	(704)
Purchases of short-term investments	(2,823)	(797)
Proceeds from redemptions/sales of short-term investments	3,955	658
Net (purchases of)/proceeds from redemptions/sales of short-term investments with original maturities of three months or less	(3,852)	(1,187)
Purchases of long-term investments	(134)	(35)
Proceeds from redemptions/sales of long-term investments	82	305
Proceeds from sales of investment in Haleon(a)	6,311	3,491
Other investing activities, net	300	—
Net cash provided by/(used in) investing activities	3,274	1,732

Financing Activities
Proceeds from short-term borrowings	—	1,444
Payments on short-term borrowings	(2,048)	(328)
Net (payments on)/proceeds from short-term borrowings with original maturities of three months or less	(386)	(2,039)
Payments on long-term debt	—	(1,250)
Cash dividends paid	(2,437)	(2,372)
Other financing activities, net	(356)	(386)
Net cash provided by/(used in) financing activities	(5,227)	(4,931)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	(7)	(28)
Net increase/(decrease) in cash and cash equivalents and restricted cash and cash equivalents	375	(2,137)
Cash and cash equivalents and restricted cash and cash equivalents, at beginning of period	1,107	2,917
Cash and cash equivalents and restricted cash and cash equivalents, at end of period	$1,481	$780
Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes	$152	$184
Interest paid	353	415
Interest rate hedges	74	33
(a) See Note 7A.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation and Significant Accounting Policies
A. Basis of Presentation
We prepared these condensed consolidated financial statements in conformity with U.S. GAAP, consistent in all material respects with those applied in our 2024 Form 10-K. As permitted under the SEC requirements for interim reporting, certain footnotes or other financial information have been condensed or omitted.
These financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods presented. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2024 Form 10-K. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.
Pfizer’s fiscal quarter-end for subsidiaries operating outside the U.S. is as of and for the three months ended February 23, 2025 and February 25, 2024, and for U.S. subsidiaries is as of and for the three months ended March 30, 2025 and March 31, 2024.
We manage our commercial operations through three operating segments, each led by a single manager: Biopharma, PC1 and Pfizer Ignite. Biopharma is the only reportable segment. See Note 13A.
B. Revenues and Trade Accounts Receivable

Deductions from Revenues––Our accruals for Medicare, Medicaid and related state program and performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts are as follows:

(MILLIONS)	March 30, 2025	December 31, 2024
Reserve against Trade accounts receivable, net of allowance for doubtful accounts	$1,462	$1,627
Other current liabilities:
Accrued rebates	8,119	7,195
Other accruals	904	972
Other noncurrent liabilities	461	1,029
Total accrued rebates and other sales-related accruals	$10,945	$10,822
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
During the three months ended March 30, 2025 and March 31, 2024, additions to the allowance for credit losses, write-offs and recoveries of customer receivables were not material to our condensed consolidated financial statements. For additional information on our trade accounts receivable, see Note 1G in our 2024 Form 10-K.
Note 2. Research and Development Arrangement
Research and Development Funding Arrangement with Blackstone––In March 2025, we entered into an arrangement with Blackstone under which we will receive up to a total of $326 million in 2025 through 2028 to co-fund our quarterly development costs for specified treatments. As there is substantive transfer of risk to the financial partner, the development funding is recognized by us as an obligation to perform contractual services. We are recognizing the funding as a reduction of Research and development expenses using an attribution model over the period of the related expenses. If successful, upon regulatory approval in the U.S. or certain major markets in the EU for the indications based on the applicable clinical trials, Blackstone will be eligible to receive approval-based fixed milestone payments of up to $277 million contingent upon the successful results of the clinical trials and payable to Blackstone over a period of one to three years. Following potential regulatory approval, Blackstone will be eligible to receive a combination of fixed milestone payments of up to $897 million in total based on achievement of certain levels of cumulative applicable net sales and payable to Blackstone over a period of five

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

to seven years. The net present value of the approval-based milestone payments and sales-based milestone payments will be recorded as intangible assets and amortized to Amortization of intangible assets over the shorter of the term of the agreement or estimated commercial life of the product. Accretion of interest on the liabilities to pay Blackstone will be recognized as interest expense in Other (income)/deductions––net.
Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
A. Realigning Our Cost Base Program
•In the fourth quarter of 2023, we announced that we launched a multi-year, enterprise-wide cost realignment program that aims to realign our costs with our longer-term revenue expectations. We expect costs associated with this initial part of the program to continue primarily through 2025 and to total approximately $3.1 billion, primarily representing cash expenditures for severance, exit and implementation costs as well as non-cash asset write downs of which $2.4 billion is associated with our Biopharma segment.
•In the second quarter of 2025, we identified additional productivity opportunities to further reduce costs primarily in SI&A, driven in large part by enhanced digital enablement, including automation and AI, and simplification of business processes. We expect costs associated with the additional productivity opportunities to be incurred through 2027 and to total approximately $1.6 billion, primarily representing cash expenditures for severance, digital enablement and implementation, of which $700 million is associated with our Biopharma segment.
•In connection with our efforts to simplify the structure and sharpen the focus of our R&D organization, in the first quarter of 2025 we expanded this program after having identified additional opportunities to drive improvements in productivity and operational efficiencies through enhanced digital enablement, including automation and AI, and simplification of business processes. We expect costs to implement these initiatives to be incurred through 2026 and to total approximately $600 million, primarily representing cash expenditures for severance, digital enablement and implementation, all of which is associated with our Biopharma segment. The majority of these costs were recorded in the first quarter of 2025, with cash outlays expected primarily in 2025 and 2026.
We now expect costs associated with all three components of this program to total approximately $5.3 billion of which $3.7 billion is associated with the Biopharma segment.
From the start of this program through March 30, 2025, we incurred total costs under this program of $3.2 billion, of which $2.7 billion is associated with our Biopharma segment (including $2.5 billion of restructuring charges).
B. Manufacturing Optimization Program
In the second quarter of 2024, we announced that we launched a multi-year, multi-phased program to reduce our costs of goods sold, which is expected to include operational efficiencies, network structure changes, and product portfolio enhancements. The first phase of this program is focused on operational efficiencies and we expect costs for this first phase to total approximately $1.6 billion, primarily representing cash expenditures for severance and implementation costs, all of which is associated with our Biopharma segment. From the start of this program through March 30, 2025, we incurred costs under this program of $1.2 billion, substantially all of which is restructuring costs for our Biopharma segment. These costs were recorded primarily in 2024, with cash outlays expected primarily in 2025 and 2026.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Key Activities

The following summarizes costs and credits for acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended
(MILLIONS)	March 30, 2025	March 31, 2024
Restructuring charges/(credits):
Employee terminations	$384	$(29)
Asset impairments	173	25
Exit costs	64	14
Restructuring charges/(credits)(a)	621	10
Transaction costs(b)	—	5
Integration costs and other(c)	57	87
Restructuring charges and certain acquisition-related costs	678	102
Net periodic benefit costs/(credits) recorded in Other (income)/deductions––net	(59)	3
Additional depreciation––asset restructuring recorded in Cost of sales in our condensed consolidated statements of operations(d)	4	4
Implementation costs recorded in our condensed consolidated statements of operations as follows(e):
Cost of sales	20	16
Selling, informational and administrative expenses	6	29
Research and development expenses	24	13
Total implementation costs	50	58
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$673	$168
(a)In 2025, primarily represents cost-reduction initiatives. In 2024, primarily represented Seagen acquisition-related costs, largely offset by credits for cost-reduction initiatives. Amounts associated with our Biopharma segment: charges of $617 million for the three months ended March 30, 2025 (including charges of $587 million for our Realigning our Cost Base Program and credits of $4 million for our Manufacturing Optimization Program) and credits of $37 million for the three months ended March 31, 2024 for our Realigning our Cost Base Program.
(b)Represents external costs for banking, legal, accounting and other similar services.
(c)Represents external, incremental costs directly related to integrating acquired businesses, such as expenditures for consulting and the integration of systems and processes, and certain other qualifying costs.
(d)Represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.
(e)Represents incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following summarizes the components and changes in restructuring accruals:
(MILLIONS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2024(a)	$2,046	$—	$74	$2,120
Provision	384	173	64	621
Utilization and other(b)	(249)	(173)	80	(342)
Balance, March 30, 2025(c)	$2,181	$—	$218	$2,399
(a)Included in Other current liabilities ($1.7 billion) and Other noncurrent liabilities ($437 million).
(b)Other activity includes adjustments for foreign currency translation that are not material to our condensed consolidated financial statements.
(c)Included in Other current liabilities ($1.8 billion) and Other noncurrent liabilities ($562 million).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Other (Income)/Deductions—Net

Components of Other (income)/deductions––net include:
	Three Months Ended
(MILLIONS)	March 30, 2025	March 31, 2024
Interest income	$(143)	$(129)
Interest expense	654	790
Net interest expense(a)	511	661
Net (gains)/losses recognized during the period on equity securities(b)	370	(25)
Net periodic benefit costs/(credits) other than service costs	(158)	(103)
Certain legal matters, net(c)	142	208
Certain asset impairments(d)	224	109
Haleon equity method (income)/loss	—	88
Other, net(e)	(135)	(258)
Other (income)/deductions––net	$953	$680
(a)The decrease in net interest expense in the first quarter of 2025, compared to the first quarter of 2024, reflects (i) lower interest expense mainly due to lower long-term debt and commercial paper balances and (ii) an increase in interest income primarily due to higher cash balances from sales of our remaining investment in Haleon.
(b)The net losses in the first quarter of 2025 include, among other things, a net loss of $144 million related to our investment in Haleon, composed of unrealized losses of $1.0 billion, partially offset by $900 million in realized gains on the sales of our remaining investment.
(c)The amount for the first quarter of 2025 primarily includes certain product liability and other legal expenses related to products discontinued and/or divested by Pfizer. The amount for the first quarter of 2024 primarily included certain product liability expenses related to products discontinued and/or divested by Pfizer.
(d)The amount for the first quarter of 2025 primarily represents an intangible asset impairment charge associated with our Biopharma segment of $210 million for KRAS G12D, a Phase 2 indefinite-lived out-licensed asset that was discontinued by our out-licensing partner. The amount for the first quarter of 2024 represented intangible asset impairment charges associated with our Biopharma segment for developed technology rights due to updated commercial forecasts mainly reflecting competitive pressures.
(e)The first quarter of 2024 primarily included, among other things, a $150 million realized gain on the partial sale of our investment in Haleon.

Additional information about the intangible assets that were impaired during 2025 follows:
					Three Months Ended
	Fair Value(a)				March 30, 2025
(MILLIONS)	Amount	Level 1	Level 2	Level 3	Impairment
Indefinite-lived licensing agreement(b)	$—	$—	$—	$—	$210
Developed technology rights(b)	—	—	—	—	14
Total	$—	$—	$—	$—	$224
(a)The fair value amount is presented as of the date of impairment, as this asset is not measured at fair value on a recurring basis. See also Note 1E in our 2024 Form 10-K.
(b)Reflects intangible assets written down to fair value in 2025. Fair value was determined using the income approach, specifically the multi-period excess earnings method, also known as the discounted cash flow method. We started with a forecast of all the expected net cash flows for the asset and then applied an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the product; and assumptions about the probability of technical and regulatory success (PTRS) of ongoing clinical trials, the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.
Note 5. Tax Matters
A. Taxes on Income/(Loss) from Continuing Operations
Our effective tax rate for continuing operations was (6.8)% for the first quarter of 2025, compared to 8.6% for the first quarter of 2024. The negative and lower effective tax rate for the first quarter of 2025, compared to the first quarter of 2024, was primarily due to favorable global income tax resolutions in multiple tax jurisdictions spanning multiple tax years, as well as a favorable change in the jurisdictional mix of earnings.
We elected, with the filing of our 2018 U.S. Federal Consolidated Income Tax Return, to pay our initial estimated $15 billion repatriation tax liability on accumulated post-1986 foreign earnings (Transition Tax liability) over eight years through 2026. The seventh annual installment was paid by its April 15, 2025 due date and is reported in current Income taxes payable as of March 30, 2025. The remaining liability is reported in noncurrent Other taxes payable. Our obligations may vary due to the availability of attributes such as foreign tax and other credit carryforwards or carrybacks.
See Note 5A in our 2024 Form 10-K for information on our cash paid for income taxes, net of refunds.

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
The U.S. is one of our major tax jurisdictions, and we are regularly audited by the IRS. Tax years 2019 - 2022 are under audit. The IRS audit of Pfizer’s federal income tax returns for years 2016-2018 is effectively settled but the statute of limitation remains open for these tax years. Tax years 2023-2025 are open but not under audit. All other tax years are closed. In addition to the open audit years in the U.S., we have open audit years and certain related audits, appeals and investigations in certain major international tax jurisdictions dating back to 2014.
See Note 5D in our 2024 Form 10-K.
C. Tax Provision/(Benefit) on Other Comprehensive Income/(Loss)

Components of Tax provision/(benefit) on other comprehensive income/(loss) include:
	Three Months Ended
(MILLIONS)	March 30, 2025	March 31, 2024
Foreign currency translation adjustments, net(a)	$(102)	$25
Unrealized holding gains/(losses) on derivative financial instruments, net	(34)	45
Reclassification adjustments for (gains)/losses included in net income	(55)	(4)
	(89)	41
Unrealized holding gains/(losses) on available-for-sale securities, net	(4)	(6)
Reclassification adjustments for (gains)/losses included in net income	19	(2)
	15	(8)
Reclassification adjustments related to amortization of prior service costs and other, net	(7)	(5)
Reclassification adjustments related to curtailments of prior service costs and other, net	(9)	—
	(16)	(5)
Tax provision/(benefit) on other comprehensive income/(loss)	$(191)	$53
(a)Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that are expected to be held indefinitely.
Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following summarizes the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS)	Foreign Currency Translation Adjustments(a)	Derivative Financial Instruments	Available-For-Sale Securities	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, January 1, 2025	$(7,984)	$57	$(106)	$191	$(7,842)
Other comprehensive income/(loss)(b)	(453)	(347)	109	(48)	(738)
Balance, March 30, 2025	$(8,436)	$(290)	$3	$143	$(8,581)
(a)Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests.
(b)Foreign currency translation adjustments include net gains/(losses) related to the impact of our net investment hedging program.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments
A. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis and Fair Value Hierarchy, using a Market Approach:

	March 30, 2025			December 31, 2024
(MILLIONS)	Total	Level 1	Level 2	Total	Level 1	Level 2
Financial assets:
Short-term investments
Equity securities with readily determinable fair value(a)	$1,255	$—	$1,255	$7,848	$6,456	$1,392

Available-for-sale debt securities:
Government and agency—non-U.S.	8,995	—	8,995	6,855	—	6,855
Government and agency—U.S.	3,494	—	3,494	2,853	—	2,853
Corporate and other	1,464	—	1,464	1,173	—	1,173
	13,952	—	13,952	10,881	—	10,881
Total short-term investments	15,207	—	15,207	18,729	6,456	12,273
Other current assets
Derivative assets:
Interest rate contracts	2	—	2	—	—	—
Foreign exchange contracts	548	—	548	1,056	—	1,056
Total other current assets	550	—	550	1,056	—	1,056
Long-term investments
Equity securities with readily determinable fair values(b)	1,031	1,031	—	1,246	1,246	—

Total long-term investments	1,031	1,031	—	1,246	1,246	—
Other noncurrent assets
Derivative assets:
Interest rate contracts	36	—	36	13	—	13
Foreign exchange contracts	256	—	256	447	—	447
Total derivative assets	292	—	292	460	—	460
Insurance contracts(c)	849	—	849	875	—	875
Total other noncurrent assets	1,141	—	1,141	1,335	—	1,335
Total assets	$17,929	$1,031	$16,899	$22,366	$7,701	$14,665

Financial liabilities:
Other current liabilities
Derivative liabilities:
Interest rate contracts	$10	$—	$10	$28	$—	$28
Foreign exchange contracts	200	—	200	217	—	217
Total other current liabilities	210	—	210	245	—	245
Other noncurrent liabilities
Derivative liabilities:
Interest rate contracts	278	—	278	397	—	397
Foreign exchange contracts	826	—	826	723	—	723
Total other noncurrent liabilities	1,104	—	1,104	1,121	—	1,121
Total liabilities	$1,314	$—	$1,314	$1,366	$—	$1,366
(a)Includes money market funds primarily invested in U.S. Treasury and government debt. As of December 31, 2024, short-term equity securities included our investment in Haleon of $6.5 billion. In the first quarter of 2025, we sold the remaining portion of our investment in Haleon for $6.3 billion.
(b)Long-term equity securities of $132 million as of March 30, 2025 and $133 million as of December 31, 2024 were held in restricted trusts for U.S. non-qualified employee benefit plans.
(c)Includes life insurance policies held in restricted trusts for U.S. non-qualified employee benefit plans. The underlying invested assets in these contracts are marketable securities, which are carried at fair value, with changes in fair value recognized in Other (income)/deductions—net (see Note 4).
Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis––The carrying value of Long-term debt, excluding the current portion, was $58 billion as of March 30, 2025 and $57 billion as of December 31, 2024. The estimated fair value of such debt, using a market approach and Level 2 inputs, was $55 billion as of March 30, 2025 and $54 billion as of December 31, 2024.
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities, long-term receivables and short-term borrowings not measured at fair value on a recurring basis were not significant as of March 30, 2025 and December 31, 2024. The fair value measurements of our held-to-maturity debt securities and short-term borrowings are based on Level 2 inputs. The fair value measurements of our long-term receivables and private equity securities are based on Level 3 inputs.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Investments
Total Short-Term, Long-Term and Equity-Method Investments

The following summarizes our investments by classification type:
(MILLIONS)	March 30, 2025	December 31, 2024
Short-term investments
Equity securities with readily determinable fair values	$1,255	$7,848
Available-for-sale debt securities	13,952	10,881
Held-to-maturity debt securities	679	705
Total Short-term investments	$15,887	$19,434

Long-term investments
Equity securities with readily determinable fair values(a)	$1,031	$1,246
Held-to-maturity debt securities	47	45
Private equity securities at cost(a)	712	719
Total Long-term investments	$1,789	$2,010
Equity-method investments	224	217
Total long-term investments and equity-method investments	$2,014	$2,228
Held-to-maturity cash equivalents	$262	$184
(a)Represent investments in the life sciences sector.
Debt Securities

Our investment portfolio consists of investment-grade debt securities issued across diverse governments, corporate and financial institutions:
	March 30, 2025							December 31, 2024
		Gross Unrealized			Maturities (in Years)				Gross Unrealized
(MILLIONS)	Amortized Cost	Gains	Losses	Fair Value	Within 1	Over 1 to 5	Over 5	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Government and agency––non-U.S.	$8,986	$39	$(31)	$8,995	$8,995	$—	$—	$6,970	$8	$(123)	$6,855
Government and agency––U.S.	3,494	—	—	3,494	3,494	—	—	2,853	—	—	2,853
Corporate and other	1,469	—	(5)	1,464	1,464	—	—	1,179	—	(6)	1,173
Held-to-maturity debt securities
Time deposits and other	739	—	—	739	696	22	20	697	—	—	697
Government and agency––non-U.S.	249	—	—	249	245	4	1	237	—	—	237
Total debt securities	$14,937	$39	$(36)	$14,941	$14,894	$26	$21	$11,935	$8	$(129)	$11,814
Any expected credit losses to these portfolios would be immaterial to our financial statements.
Equity Securities

The following presents the calculation of the portion of unrealized (gains)/losses that relates to equity securities, excluding equity-method investments, held at the reporting date:
	Three Months Ended
(MILLIONS)	March 30, 2025	March 31, 2024
Net (gains)/losses recognized during the period on equity securities(a)	$370	$(25)
Less: Net (gains)/losses recognized during the period on equity securities sold during the period	(924)	(214)
Net unrealized (gains)/losses during the reporting period on equity securities still held at the reporting date(b)	$1,295	$188
(a)Reported in Other (income)/deductions––net. See Note 4.
(b)Included in net unrealized (gains)/losses are observable price changes on equity securities without readily determinable fair values. As of March 30, 2025, there were cumulative impairments and downward adjustments of $400 million and upward adjustments of $223 million. Impairments, downward and upward adjustments were not material to our operations in the first quarters of 2025 and 2024.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Short-Term Borrowings

Short-term borrowings include:
(MILLIONS)	March 30, 2025	December 31, 2024
Commercial paper, principal amount	$155	$2,453
Current portion of long-term debt, principal amount	3,750	3,750
Other short-term borrowings, principal amount(a)	567	755
Total short-term borrowings, principal amount	4,471	6,957
Net unamortized discounts, premiums and debt issuance costs	(1)	(12)
Total Short-term borrowings, including current portion of long-term debt, carried at historical proceeds, as adjusted	$4,470	$6,946
(a)Primarily includes cash collateral. See Note 7F.
D. Long-Term Debt

The following summarizes the aggregate principal amount of our senior unsecured long-term debt, and adjustments to report our aggregate long-term debt:
(MILLIONS)	March 30, 2025	December 31, 2024
Total long-term debt, principal amount	$57,257	$57,147
Net fair value adjustments related to hedging and purchase accounting	820	701
Net unamortized discounts, premiums and debt issuance costs	(437)	(444)
Total long-term debt, carried at historical proceeds, as adjusted	$57,639	$57,405
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
The derivative financial instruments primarily hedge or offset exposures in the euro, U.K. pound, Japanese yen, Chinese renminbi, Canadian dollar and Swedish krona, and include a portion of our forecasted foreign exchange-denominated intercompany inventory sales hedged up to two years. We may also seek to protect against possible declines in the net investments of our foreign business entities.
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

The following summarizes the fair value of the derivative financial instruments and notional amounts:
	March 30, 2025			December 31, 2024
		Fair Value			Fair Value
(MILLIONS)	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$24,291	$680	$869	$23,991	$1,250	$719
Interest rate contracts	6,750	37	287	6,750	13	425
		718	1,156		1,263	1,144
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$18,889	124	157	$26,335	253	221
Total		$842	$1,314		$1,516	$1,366
(a)The notional amount of outstanding foreign exchange contracts hedging our intercompany forecasted inventory sales was $4.9 billion as of March 30, 2025 and $5.0 billion as of December 31, 2024.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk exposures:
	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Three Months Ended
(MILLIONS)	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Interest rate contracts	$—	$—	$—	$—	$2	$—
Foreign exchange contracts(b)	—	—	(138)	210	295	4
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	15	7	16	7
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	142	(188)	—	—	—	—
Hedged item	(142)	188	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	(437)	235	—	—
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	75	21	41	37
Non-Derivative Financial Instruments in Net Investment Hedge Relationships(d):
Foreign currency long-term debt	—	—	(31)	18	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	(31)	55	—	—	—	—
	$(31)	$55	$(517)	$490	$354	$49
(a)OID = Other (income)/deductions—net, included in Other (income)/deductions—net in the condensed consolidated statements of operations. COS = Cost of Sales, included in Cost of sales in the condensed consolidated statements of operations. OCI = Other comprehensive income/(loss), included in the condensed consolidated statements of comprehensive income/(loss).
(b)The amounts reclassified from OCI into COS were a net gain of $62 million in the first quarter of 2025 and a net gain of $31 million in the first quarter of 2024. The remaining amounts were reclassified from OCI into OID. Based on quarter-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax gain of $94 million within the next 12 months into income. The maximum length of time over which we are hedging our exposure to the variability in future foreign exchange cash flows is approximately 18 years and relates to foreign currency debt.
(c)The amounts reclassified from OCI were reclassified into OID.
(d)Long-term debt includes foreign currency borrowings, which are used in net investment hedges; the related carrying values as of March 30, 2025 and December 31, 2024 were $808 million and $777 million, respectively.

The following summarizes cumulative basis adjustments to our long-term debt in fair value hedges:
	March 30, 2025			December 31, 2024
		Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount			Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount
(MILLIONS)	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships
Long-term debt	$7,142	$(242)	$872	$7,154	$(384)	$891
(a)Carrying amounts exclude the cumulative amount of fair value hedging adjustments.
F. Credit Risk
A significant portion of our trade accounts receivable balances are due from wholesalers and governments. For additional information on our trade accounts receivables with significant customers, see Note 13C below and Note 17C in our 2024 Form 10-K.
As of March 30, 2025, the largest investment exposures in our portfolio consisted primarily of U.S. government money market funds, as well as sovereign debt instruments issued by the U.S., Germany, the U.K. and Canada.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

With respect to our derivative financial instrument agreements with financial institutions, we do not expect to incur a significant loss from failure of any counterparty. Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements with credit-support annexes that contain zero threshold provisions requiring collateral to be exchanged daily depending on levels of exposure. As a result, there are no significant concentrations of credit risk with any individual financial institution. As of March 30, 2025, the aggregate fair value of these derivative financial instruments that are in a net payable position was $646 million, for which we have posted collateral of $640 million with a corresponding amount reported in Short-term investments. As of March 30, 2025, the aggregate fair value of our derivative financial instruments that are in a net receivable position was $487 million, for which we have received collateral of $564 million with a corresponding amount reported in Short-term borrowings, including current portion of long-term debt.
Note 8. Other Financial Information
A. Inventories

The following summarizes the components of Inventories:
(MILLIONS)	March 30, 2025	December 31, 2024
Finished goods	$4,162	$3,775
Work-in-process	5,553	6,101
Raw materials and supplies	1,137	976
Inventories	$10,852	$10,851
Noncurrent inventories not included above(a)	$2,793	$2,663
(a)Included in Other noncurrent assets. Based on our current estimates and assumptions, there are no recoverability issues for these amounts.
B. Other Current Liabilities
Other current liabilities include, among other things, amounts payable to BioNTech for the gross profit split for Comirnaty, which totaled $1.1 billion as of March 30, 2025 and $1.3 billion as of December 31, 2024.
C. Supplier Finance Program Obligation
We maintain voluntary supply chain finance agreements with several participating financial institutions. Under these agreements, participating suppliers may voluntarily elect to sell their accounts receivable with Pfizer to these financial institutions. As of March 30, 2025 and December 31, 2024, respectively, $546 million and $688 million of our trade payables to suppliers who participate in these financing arrangements were outstanding.
Note 9. Identifiable Intangible Assets, Net and Goodwill
A. Identifiable Intangible Assets

The following summarizes the components of Identifiable intangible assets:
	March 30, 2025			December 31, 2024
(MILLIONS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, Net
Finite-lived intangible assets
Developed technology rights	$99,404	$(66,224)	$33,180	$99,397	$(65,044)	$34,353
Brands	1,274	(1,001)	274	1,277	(992)	285
Licensing agreements and other	2,722	(1,554)	1,169	2,724	(1,513)	1,210
	103,401	(68,778)	34,622	103,397	(67,549)	35,848
Indefinite-lived intangible assets
IPR&D	18,893		18,893	18,893		18,893
Licensing agreements and other(a)	460		460	670		670
	19,353		19,353	19,563		19,563
Identifiable intangible assets(b)	$122,754	$(68,778)	$53,976	$122,961	$(67,549)	$55,411
(a)The decrease in the gross carrying amount reflects an impairment of $210 million (see Note 4).
(b)The decrease is primarily due to amortization expense of $1.2 billion.
B. Goodwill
As a result of the organizational changes to the commercial structure within the Biopharma operating segment effective in the first quarter of 2025 (see Note 13A), our goodwill was reallocated amongst impacted reporting units. We completed the re-

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

allocation during the first quarter of 2025 and concluded that none of our goodwill was impaired. All goodwill continues to be assigned within the Biopharma reportable segment.
Note 10. Pension and Postretirement Benefit Plans

The following summarizes the components of net periodic benefit cost/(credit):
	Pension Plans
	U.S.		International		Postretirement Plans
	Three Months Ended
(MILLIONS)	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Service cost	$—	$—	$24	$20	$4	$4
Interest cost	133	139	70	78	6	6
Expected return on plan assets	(184)	(208)	(79)	(80)	(14)	(13)
Amortization of prior service cost/(credit)	—	—	1	1	(32)	(29)
Curtailments	—	—	(9)	(2)	(50)	—
Special termination benefits	—	—	—	5	—	—
Net periodic benefit cost/(credit) reported in income	$(51)	$(69)	$8	$22	$(85)	$(33)
The components of net periodic benefit cost/(credit) other than the service cost component are primarily included in Other (income)/deductions––net (see Note 4).
For the three months ended March 30, 2025, we contributed $66 million to our U.S. Pension Plans and $42 million to our International Pension Plans from our general assets, which include direct employer benefit payments.
Note 11. Earnings Per Common Share Attributable to Pfizer Inc. Common Shareholders

The following presents the detailed calculation of EPS:
	Three Months Ended
(MILLIONS)	March 30, 2025	March 31, 2024
EPS Numerator
Income from continuing operations attributable to Pfizer Inc. common shareholders	$2,967	$3,120
Discontinued operations––net of tax	—	(5)
Net income attributable to Pfizer Inc. common shareholders	$2,967	$3,115
EPS Denominator
Weighted-average number of common shares outstanding––Basic	5,675	5,657
Common-share equivalents	36	40
Weighted-average number of common shares outstanding––Diluted	5,710	5,697
Anti-dilutive common stock equivalents(a)	17	26
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
In December 2024, we brought a patent infringement action against Alkem Laboratories Ltd. (Alkem) asserting the infringement and validity of our composition of matter patent, covering immediate release formulations of tofacitinib that was challenged by Alkem in its ANDA seeking approval to market a generic version of tofacitinib 5 mg and 10 mg immediate release tablets. In February 2025, we settled the action against Alkem on terms not material to us.
In April 2025, we brought a patent infringement action against Annora Pharma Private Limited (Annora) asserting the infringement and validity of our composition of matter patent, covering immediate release formulations of tofacitinib that was challenged by Annora in its ANDA seeking approval to market a generic version of tofacitinib 5 mg and 10 mg immediate release tablets.
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
Xtandi (enzalutamide)
Beginning in August 2024, several generic companies notified us and Astellas that they had filed ANDAs with the FDA seeking approval to market generic versions of Xtandi, challenging some or all of the patents listed in the FDA’s Orange Book for Xtandi. Beginning in August 2024, we brought patent infringement actions against the generic filers in the U.S. District Court for the District of New Jersey, asserting the validity and infringement of the patents in suit.
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
In March 2022, Alnylam Pharmaceuticals, Inc. (Alnylam) filed a complaint in the U.S. District Court for the District of Delaware against Pfizer and Pharmacia & Upjohn Company LLC, our wholly owned subsidiary, alleging that Comirnaty infringes a U.S. patent issued in February 2022, and seeking unspecified monetary damages. In July 2022, Alnylam filed a second complaint in the U.S. District Court for the District of Delaware against Pfizer, Pharmacia & Upjohn Company LLC, BioNTech and BioNTech Manufacturing GmbH, alleging that Comirnaty infringes a U.S. patent issued in July 2022, and seeking unspecified monetary damages. In May 2023, Alnylam filed a separate complaint in the U.S. District Court for the District of Delaware against Pfizer and Pharmacia & Upjohn Company LLC alleging that Comirnaty infringes four additional U.S. patents issued on various dates in 2023 and seeking unspecified monetary damages. In February 2025, one of the patents asserted in the May 2023 complaint was dismissed from the litigation by stipulation of the parties. In August 2022, ModernaTX, Inc. (ModernaTX) and Moderna US, Inc. (Moderna) sued Pfizer, BioNTech, BioNTech Manufacturing GmbH and BioNTech US Inc. in the U.S. District Court for the District of Massachusetts, alleging that Comirnaty infringes three U.S. patents. In its complaint, Moderna stated that it is seeking damages for alleged infringement occurring after March 7, 2022. In March 2024, the U.S. Patent Office Patent Trial & Appeal Board instituted a review of two of the three patents in suit. In March 2025, the U.S. Patent Office issued a decision holding that the two Moderna patents were invalid.
In August 2022, ModernaTX filed a patent infringement action in Germany against Pfizer and certain subsidiary companies, as well as BioNTech and certain subsidiary companies, alleging that Comirnaty infringes two European patents. In March 2025, a German court found the asserted patents infringed; no decision on invalidity was rendered. In September 2022, ModernaTX filed patent infringement actions in the U.K. and in the Netherlands against Pfizer and certain subsidiary companies, as well as BioNTech and certain subsidiary companies, on the same two European patents. In its complaints, ModernaTX stated that it is seeking damages for alleged infringement occurring after March 7, 2022. In November 2023, one of the European patents was revoked by the European Patent Office. In December 2023, the other European patent was declared invalid by a court in the

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Netherlands (the invalidity decision is limited to the Netherlands). In July 2024, the U.K. court revoked one patent, ruling that it was invalid, and held that the other patent was valid and infringed. ModernaTX has also filed additional patent infringement actions against Pfizer and BioNTech in certain other ex-U.S. jurisdictions.
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
In addition, we have challenged certain of GSK’s RSV vaccine patents in certain ex-U.S. jurisdictions, including the U.K., the Netherlands, Belgium and the Unified Patent Court, and GSK has asserted that Abrysvo infringes these patents. In October 2024, the U.K. Court held that two of GSK’s U.K. patents were invalid and not infringed. In April 2025, the Company settled all of the patent disputes related to Abrysvo on terms not material to Pfizer.
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
In the U.K., Pfizer and BioNTech have sued CureVac seeking a judgment of invalidity of several patents and CureVac has made certain infringement counterclaims. In September 2024, the U.K. Court held that both of the CureVac patents in suit are invalid. In January 2025, the U.K. Court rejected CureVac’s request for permission to appeal.
Orgovyx (relugolix)
Beginning in January 2025, several generic companies notified us that they had filed ANDAs with the FDA seeking approval to sell a generic form of relugolix (Orgovyx), and challenging one or more patents listed in the FDA’s Orange Book for Orgovyx which are licensed to Pfizer. In March 2025, we, along with Sumitomo Pharma Switzerland GBBH, Sumitomo Pharma America, Inc., Takeda and Takeda Pharmaceuticals International AG jointly filed separate patent infringement actions in the U.S. District Court for the District of Delaware against the generic companies, asserting the infringement and validity of the patents in suit.
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
Many of these Zantac-related cases have been outstanding for a number of years and could take many more years to resolve. From time to time, Pfizer has explored and will continue to explore opportunistic settlements of these matters. As of April 2025, Pfizer had settled, or entered into definitive agreements or agreements-in-principle to settle, subject to certain conditions, a substantial majority of the cases filed in state courts in which the plaintiff alleges use of a Pfizer product. The remaining unresolved state court cases continue in various state courts.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

District Court for the Southern District of New York. Similar putative class actions in Canada and Israel, where the product brand is Champix, have been dismissed.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 30, 2025, the estimated fair value of these indemnification obligations is not material to Pfizer.
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
See Note 7D in our 2024 Form 10-K for information on Pfizer Inc.’s guarantee of the debt issued by Pfizer Investment Enterprises Pte. Ltd. (a wholly owned subsidiary of Pfizer) in May 2023. We have also guaranteed the long-term debt of certain subsidiaries of Pfizer and certain companies that we acquired and that now are subsidiaries of Pfizer.
C. Contingent Consideration for Acquisitions
We may be required to make payments to sellers for certain prior business combinations that are contingent upon future events or outcomes. See Note 1D in our 2024 Form 10-K.
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
Our commercial divisions market, sell and distribute our products, and global operating functions are responsible for the research, development, manufacturing and supply of our products. Each operating segment is supported by our global corporate enabling functions. At the beginning of 2025, we made the following changes within our Biopharma reportable segment that went into effect on January 1, 2025 to support our continued focus on commercial execution and to further strengthen Pfizer’s capabilities and leadership in discovering and developing breakthrough medicines and vaccines:
•transitioned all activities within the former Pfizer Oncology Division to other parts of Biopharma. Specifically, within our Biopharma reportable segment the U.S. Oncology commercial organization and the global Oncology marketing organization, which were part of the former Pfizer Oncology Division, are now part of the Pfizer U.S. Commercial Division. As of January 1, 2025, the commercial structure within our Biopharma reportable segment is now comprised of the Pfizer U.S. Commercial Division, which now focuses on the commercialization of Pfizer’s entire product portfolio in the U.S. and is led by the Chief U.S. Commercial Officer, Executive Vice President and the Pfizer International Commercial Division, which focuses on the commercialization of Pfizer’s entire product portfolio in all international markets and is led by the Chief International Commercial Officer, Executive Vice President.
•strategically combined our former global Oncology Research and Development (ORD) and Pfizer Research and Development (PRD) divisions to form a single Pfizer R&D organization led by the Chief Scientific Officer and President, Research and Development. This organization is responsible for overseeing all R&D activities with end-to-end responsibilities that span from discovery to late-phase clinical development, including facilitating regulatory submissions, engaging with health authorities and global medical strategies. The R&D organization also includes science-based disciplines, providing comprehensive technical expertise for the development of Pfizer's medicines and vaccines. A newly formed Chief Medical

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Office is part of this structure, advancing medical and scientific knowledge by generating evidence-based insights to drive informed regulatory and healthcare decisions. It ensures all stakeholders – including patients, healthcare providers, pharmacists, payors, and health authorities – have complete and up-to-date information on the benefits and risks associated with our products. R&D spending may encompass upfront and pre-approval milestone payments for intellectual property rights related to its programs which would be recorded as Acquired in-process research and development expenses.
Other Business Activities and Reconciling Items––Other business activities include the operating results of PC1 and Pfizer Ignite as well as certain pre-tax costs not allocated to our operating segment results, such as costs associated with corporate enabling functions and other corporate costs, as well as for the three months ended March 31, 2024, our share of earnings from Haleon. In 2025, Pfizer made the decision to discontinue Pfizer Ignite and will begin winding down this business while collaborating closely with our Ignite partners to ensure continuity and the successful transition of work. Reconciling items include the following items, transactions and events that are not allocated to our operating segments: (i) all amortization of intangible assets; (ii) acquisition-related items; and (iii) certain significant items, representing substantive and/or unusual, and in some cases recurring, items that are evaluated on an individual basis by management and that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis.
Segment Assets––We manage our assets on a total company basis, not by operating segment, as our operating assets are shared or commingled. Therefore, our CODM does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were $208 billion as of March 30, 2025 and $213 billion as of December 31, 2024.
Selected Statement of Operations Information

The following provides selected information by reportable segment:
	Three Months Ended
	Total Revenues		Earnings(a)		Depreciation and Amortization(b)
(MILLIONS)	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Reportable Segment:
Biopharma(c)	$13,441	$14,604	$7,105	$7,622	$331	$337
Other business activities(d)	273	275	(1,420)	(2,007)	74	86
Reconciling Items:
Amortization of intangible assets			(1,211)	(1,308)	1,211	1,308
Acquisition-related items			(282)	(508)	(1)	1
Certain significant items(e)			(1,407)	(378)	4	4
	$13,715	$14,879	$2,785	$3,421	$1,618	$1,736
(a)Income from continuing operations before provision/(benefit) for taxes on income.
(b)Certain production facilities are shared. Depreciation is allocated based on estimates of physical production.
(c)Biopharma’s earnings in the first quarter of 2025 reflect a credit to Cost of sales representing a favorable revision of our estimate of accrued royalties. Biopharma’s revenues and earnings in the first quarter of 2024 reflected a non-cash favorable product return adjustment of $771 million (see Note 17C in our 2024 Form 10-K). Biopharma’s earnings also include dividend income from our investment in ViiV of $39 million in the first quarter of 2025 and $61 million in the first quarter of 2024 recorded in Other (income)/deductions––net.
(d)Other business activities include revenues and costs associated with PC1 and Pfizer Ignite as well as costs that we do not allocate to our operating segments, per above.
(e)Earnings in the first quarter of 2025 include, among other items restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring of $666 million (primarily recorded in Restructuring charges and certain acquisition-related costs). See Note 3.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following provides Biopharma reportable segment information regularly provided to the CODM:
	Three Months Ended
(MILLIONS)	March 30, 2025	March 31, 2024
Biopharma reportable segment:
Biopharma total revenues	$13,441	$14,604
Less:
Cost of sales	2,314	2,643
Selling, informational and administrative expenses	2,150	2,334
Research and development expenses	1,941	2,151
Acquired in-process research and development expenses	9	—
Other (income)/deductions––net	(78)	(148)
Biopharma earnings	$7,105	$7,622
B. Geographic Information

The following summarizes revenues by geographic area:
	Three Months Ended
(MILLIONS)	March 30, 2025	March 31, 2024
United States	$8,374	$9,514
International:
Developed Markets	3,178	3,198
Emerging Markets	2,163	2,167
Total revenues	$13,715	$14,879
C. Other Revenue Information
Significant Customers
Revenues from the U.S. government were not material for the three months ended March 30, 2025. Revenues from the U.S. government comprised 10% of total revenues for the three months ended March 31, 2024 and primarily represented sales of Paxlovid, including the non-cash favorable product return adjustment of $771 million. See Note 17C in our 2024 Form 10-K.
Significant Revenues by Product
The following provides detailed revenue information for several of our major products:

(MILLIONS)		Three Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	March 30, 2025	March 31, 2024
TOTAL REVENUES		$13,715	$14,879
GLOBAL BIOPHARMACEUTICALS BUSINESS (BIOPHARMA)		$13,441	$14,604
Primary Care		$5,696	$7,211
Eliquis(a)	Nonvalvular atrial fibrillation, deep vein thrombosis, pulmonary embolism	1,923	2,040
Prevnar family	Active immunization to prevent pneumonia, invasive disease and otitis media caused by Streptococcus pneumoniae	1,660	1,691
Comirnaty	Active immunization to prevent COVID-19	565	354
Paxlovid(b)	COVID-19 in certain high-risk patients	491	2,035
Nurtec ODT/Vydura	Acute treatment of migraine and prevention of episodic migraine	248	178
Abrysvo	Active immunization to prevent RSV infection	131	145
All other Primary Care	Various	677	770
Specialty Care		$3,987	$3,843
Vyndaqel family	ATTR-CM and polyneuropathy	1,486	1,137
Sulperazon (Outside the U.S. and Canada)	Bacterial infections	164	167
Zithromax	Bacterial infections	158	200
Inflectra	Crohn’s disease, pediatric Crohn’s disease, UC, pediatric UC, RA in combination with methotrexate, ankylosing spondylitis, PsA and plaque psoriasis	153	158
Enbrel (Outside the U.S. and Canada)	RA, juvenile idiopathic arthritis, PsA, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	140	159

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(MILLIONS)		Three Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	March 30, 2025	March 31, 2024
Zavicefta (Outside the U.S. and Canada)	Bacterial infections	135	125
Xeljanz	RA, PsA, UC, active polyarticular course juvenile idiopathic arthritis, ankylosing spondylitis	128	194
Cibinqo	Atopic dermatitis	58	42
All other Hospital	Various	1,155	1,149
All other Specialty Care	Various	409	513
Oncology		$3,758	$3,549
Ibrance	HR-positive/HER2-negative metastatic breast cancer	977	1,054
Xtandi(c)	mCRPC, nmCRPC, mCSPC, nmCSPC	458	418
Padcev	Locally advanced or metastatic urothelial cancer	426	341
Oncology biosimilars(d)	Various	264	264
Lorbrena	ALK-positive metastatic NSCLC	222	164
Inlyta	Advanced renal cell carcinoma	219	237
Adcetris	Hodgkin lymphoma and certain T-cell lymphomas	218	257
Bosulif	Philadelphia chromosome–positive chronic myelogenous leukemia	151	145
Braftovi/Mektovi	Metastatic melanoma in patients with a BRAFV600E/K mutation and for metastatic NSCLC in patients with a BRAFV600E mutation; and, for Braftovi for the treatment of BRAFV600E-mutant mCRC, in combination with Erbitux® (cetuximab)(e) (after prior therapy) or cetuximab and mFOLFOX6	136	116
Aromasin	Post-menopausal early and advanced breast cancer	108	82
Tukysa	Unresectable or metastatic HER2-positive breast cancer; RAS wild-type, HER2-positive unresectable or metastatic colorectal cancer	102	106
Elrexfio	Relapsed or refractory multiple myeloma	60	13
Talzenna	Treatment of BRCA gene-mutated, HER2-negative, inoperable or recurrent breast cancer; and, in combination with Xtandi (enzalutamide), of adult patients with HRR gene-mutated mCRPC	40	23
Tivdak	Recurrent or mCC	33	28
All other Oncology	Various	345	301
PFIZER CENTREONE(f)		$257	$258
PFIZER IGNITE		$17	$17

BIOPHARMA		$13,441	$14,604
PFIZER U.S. COMMERCIAL DIVISION(g)		8,285	9,426
PFIZER INTERNATIONAL COMMERCIAL DIVISION		5,156	5,178

Total Alliance revenues included above		$2,113	$2,172
Total Royalty revenues included above		$308	$263
(a)Reflects Alliance revenues and product revenues.
(b)The amount for 2024 included a $771 million favorable final adjustment to the estimated non-cash revenue reversal of $3.5 billion recorded in the fourth quarter of 2023, reflecting 5.1 million EUA-labeled treatment courses returned by the U.S. government through February 29, 2024 versus the estimated 6.5 million treatment courses that were expected to be returned as of December 31, 2023.
(c)Primarily reflects Alliance revenues and royalty revenues.
(d)Biosimilars are highly similar versions of approved and authorized biological medicines. Oncology biosimilars primarily include Ruxience, Retacrit, Trazimera, Zirabev and Nivestym.
(e)Erbitux® is a registered trademark of ImClone LLC.
(f)PC1 includes revenues from our contract manufacturing and our active pharmaceutical ingredient sales operation, as well as revenues related to our manufacturing and supply agreements with legacy Pfizer businesses/partnerships.
(g)Refer to Note 13A above.
Remaining Performance Obligations––Contracted revenue expected to be recognized from remaining performance obligations for firm orders in long-term contracts to supply Comirnaty and Paxlovid to our customers totaled approximately $3 billion and $1 billion, respectively, as of March 30, 2025, which includes amounts received in advance and deferred, as well as amounts that will be invoiced as we deliver these products to our customers in future periods. Of these amounts, current contract terms provide for expected delivery of product with contracted revenue from 2025 through 2028, the timing of which may be renegotiated. Remaining performance obligations are based on foreign exchange rates as of the end of our fiscal first quarter of 2025 and exclude arrangements with an original expected contract duration of less than one year. Remaining performance obligations associated with contracts for other products and services were not significant as of March 30, 2025 or December 31, 2024.
Deferred Revenues––Our deferred revenues primarily relate to advance payments received or receivable from various government or government sponsored customers for supply of Paxlovid and Comirnaty. The deferred revenues related to Paxlovid and Comirnaty totaled $1.9 billion as of March 30, 2025, with $932 million and $977 million recorded in current

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

liabilities and noncurrent liabilities, respectively. The deferred revenues related to Paxlovid and Comirnaty totaled $2.2 billion as of December 31, 2024, with $1.4 billion and $785 million recorded in current liabilities and noncurrent liabilities, respectively. The decrease in Paxlovid and Comirnaty deferred revenues during the first three months of 2025 was primarily driven by amounts recognized in Product revenues as we delivered the products to our customers. During the first quarter of 2025, we recognized revenue of approximately $335 million that was included in the balance of Paxlovid and Comirnaty deferred revenues as of December 31, 2024. The Paxlovid and Comirnaty deferred revenues as of March 30, 2025 will be recognized in Product revenues proportionately as we transfer control of the products to our customers and satisfy our performance obligations under the contracts, with the amounts included in current liabilities expected to be recognized in Product revenues within the next 12 months, and the amounts included in noncurrent liabilities expected to be recognized in Product revenues from 2026 through 2028. Deferred revenues associated with contracts for other products were not significant as of March 30, 2025 or December 31, 2024.

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
OVERVIEW OF OUR PERFORMANCE, OPERATING ENVIRONMENT, STRATEGY AND OUTLOOK
Our Business and Strategy––Pfizer Inc. is a research-based, global biopharmaceutical company. We apply science and our global resources to bring therapies to people that extend and significantly improve their lives. Our 2025 key priorities are to:
1. Improve R&D productivity with sharpened focus
2. Expand margins and maximize operational efficiency
3, Achieve commercial excellence in our key categories
4. Optimize capital allocation.
One way we believe we will be more efficient, effective and able to execute on these strategic priorities is through digital enablement, including automation and AI.
Segments––We manage our commercial operations through a global structure consisting of three operating segments: Biopharma, PC1 and Pfizer Ignite. Biopharma is the only reportable segment. See Note 13A.
Restructuring Programs
Realigning Our Cost Base Program
•In the fourth quarter of 2023, we announced that we launched a multi-year, enterprise-wide cost realignment program that aims to realign our costs with our longer-term revenue expectations.
•In the second quarter of 2025, we announced additional anticipated productivity opportunities, designed to further reduce costs primarily in SI&A, driven in large part by enhanced digital enablement, including automation and AI, and simplification of business processes.
•In connection with our efforts to simplify the structure and sharpen the focus of our R&D organization, in the first quarter of 2025 we expanded this program after having identified additional opportunities to drive improvements in productivity and operational efficiencies through enhanced digital enablement, including automation and AI, and simplification of business processes.
Manufacturing Optimization Program––In the second quarter of 2024, we announced that we launched a multi-year, multi-phased program to reduce our costs of goods sold, which is expected to include operational efficiencies, network structure changes, and product portfolio enhancements.
See Note 3 for the anticipated and actual costs of these programs. For a description of anticipated savings related to these programs, see the Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives section within MD&A.
For additional information about our business, strategy and operating environment, see the Item 1. Business section and Overview of Our Performance, Operating Environment, Strategy and Outlook section within MD&A of our 2024 Form 10-K.
Our Business Development Initiatives––We are committed to strategically capitalizing on growth opportunities, primarily by advancing our own product pipeline and maximizing the value of our existing products, but also through various business development activities. For a description of the more significant recent transactions through February 27, 2025, the filing date of our 2024 Form 10-K, see Note 2 in our 2024 Form 10-K. See Note 2 for significant recent activities.
Our First Quarter 2025 Performance
Total Revenues––Total revenues decreased $1.2 billion, or 8%, in the first quarter of 2025 to $13.7 billion from $14.9 billion in the first quarter of 2024, reflecting an operational decrease of $908 million, or 6%, as well as an unfavorable impact of foreign exchange of $256 million, or 2%. The operational decrease was primarily driven by a decline in Paxlovid, partially offset by growth from the Vyndaqel family, Comirnaty and several other products despite the unfavorable impact of higher manufacturer discounts resulting from the IRA Medicare Part D Redesign.
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
Income from Continuing Operations Before Provision/(Benefit) for Taxes on Income––The decrease in Income from continuing operations before provision/(benefit) for taxes on income of $636 million, to $2.8 billion in the first quarter of 2025, from $3.4 billion in the first quarter of 2024, was primarily due to lower revenues and an increase in Restructuring charges and certain acquisition-related costs, partially offset by a decreases in Cost of sales and Selling, informational and administrative expenses.
See the Analysis of the Condensed Consolidated Statements of Operations section within MD&A and Note 4. For information on our tax provision and effective tax rate, see the Provision/(Benefit) for Taxes on Income section within MD&A and Note 5.
Our Operating Environment––We, like other businesses in our industry, are subject to certain industry-specific challenges. These include, among others, the topics listed below. See also the Item 1. Business––Government Regulation and Price Constraints and Item 1A. Risk Factors sections, and the Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment section of the MD&A of our 2024 Form 10-K.
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
For additional information on patent rights we consider most significant to our business as a whole, see the Item 1. Business––Patents and Other Intellectual Property Rights section of our 2024 Form 10-K. For a discussion of recent developments with respect to patent litigation involving certain of our products, see Note 12A1.
Regulatory Environment/Pricing and Access––Government and Other Payor Group Pressures––Governments globally, as well as private third-party payors in the U.S., may use a variety of measures to control costs, including, among others, legislative or regulatory pricing reforms, drug formularies (including tiering and utilization management tools), cross country collaboration and procurement, price cuts, mandatory rebates, health technology assessments, forced localization as a condition of market access, “international reference pricing” (i.e., the practice of a country linking its regulated medicine prices to those of other countries), quality consistency evaluation processes and volume-based procurement. We anticipate that these and similar initiatives will continue to increase pricing and access pressures globally. In the U.S., we expect to see continued focus by the U.S. government on regulating drug pricing and access to medicine, including but not limited to, the potential for international reference pricing. The drug pricing provisions of the IRA are being implemented over the next several years. In August 2023, CMS published the first ten medicines subject to the Medicare Drug Price Negotiation Program, which requires manufacturers of select drugs to engage in a process with the federal government to set new Medicare prices which would go into effect in 2026. Eliquis was among the first ten medicines subject to the Medicare Drug Price Negotiation Program. In August 2024, the government released the new Medicare price for Eliquis, which, effective January 1, 2026, will be required to be offered to all Medicare beneficiaries and to covered entities participating in the 340B Program that dispense Eliquis to a Medicare beneficiary if that maximum fair price is lower than the discounted price such entities are offered under the 340B Program ceiling price calculation. The Eliquis Medicare price is factored into our long-term financial planning, in accordance with our standard financial reporting and forecasting protocols. On January 17, 2025, CMS announced the selection of another 15 drugs from Medicare Part D for the maximum fair price, with prices to be set and effective on January 1, 2027. Ibrance and Xtandi were included in the list of 15 drugs selected. Another 15 drugs from Medicare Part B or Medicare Part D will be selected by February 1, 2026, for the maximum price to be set and in effect by January 1, 2028. It is possible that more of our products could be selected in future years, which could, among other things, lead to lower revenues prior to expiry of intellectual property protections. We continue to evaluate the impact of the IRA on our business, operations and financial condition and results as the full effect of the IRA on our business and the pharmaceutical industry remains uncertain. The IRA also made significant changes to the Medicare Part D benefit design (IRA Medicare Part D Redesign), which will impact our revenues in 2025, including: an expected favorable impact from the $2,000 annual out-of-pocket cap and new Prescription Payment Plan, more than offset by an expected unfavorable impact from the sunsetting of the Coverage Gap Discount Program and the addition of new manufacturer discounts in the initial and catastrophic coverage phases. We anticipate a net unfavorable impact to revenue in 2025 of approximately $1 billion, year-over-year, related to the Medicare Part D Redesign changes that take effect in 2025. We expect a higher impact in the beginning of 2025, moderating through the remainder of the year, when compared to 2024. We expect these changes will more acutely impact our higher-priced medicines as they are expected to reach catastrophic coverage earlier in the year. In addition, changes to the Medicaid Drug Rebate Program or the 340B Program, including legal or legislative developments at the federal or state level with respect to the 340B Program, could have a material impact on our business. See the Item 1. Business––Pricing Pressures and Managed Care Organizations and ––Government Regulation and Price Constraints and the Item 1A. Risk Factors––Pricing and Reimbursement sections, and the Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment section of the MD&A of our 2024 Form 10-K.
Product Supply––We periodically encounter supply delays, disruptions and shortages, including due to voluntary product recalls and natural or man-made disasters. In response to requests from various regulatory authorities, manufacturers across the pharmaceutical industry, including Pfizer, are evaluating their product portfolios for the potential presence or formation of nitrosamines and we are actively engaging with regulatory authorities on this topic. If nitrosamines are detected in products, this may lead to submission of comprehensive data packages to regulatory authorities to support discussions on the relevant intake limit for the product and potential impact on patient supply, and, in some instances, may lead to market action for such products. For example, in 2021, Pfizer recalled Chantix due to the presence of a nitrosamine, N-nitroso-varenicline, at or above acceptable intake limits communicated by various regulatory authorities. Following issuance of updated guidance on acceptable intake limits for N-nitroso-varenicline by regulatory authorities, Chantix has returned to market in certain international markets and may return to additional markets, including the U.S., in the future.
We have not seen a significant disruption of our supply chain in the first three months of 2025 and through the date of filing of this Form 10-Q, and all of our manufacturing sites globally have continued to operate at or near normal levels. We do not anticipate the availability of raw materials to have a significant impact on our operations in 2025, but are monitoring potential supply chain disruptions as a result of ongoing geopolitical and trade negotiations, which could, among other things, impact costs. We are continuing to monitor and implement mitigation strategies to reduce any potential risk or impact including active supplier management, qualification of additional suppliers and advanced purchasing to the extent possible. For information on risks related to product manufacturing, see the Item 1A. Risk Factors––Product Manufacturing, Sales and Marketing Risks section of our 2024 Form 10-K.
Voluntary Withdrawal of Oxbryta––See the Product Developments section within MD&A.
The Global Economic Environment––In addition to the industry-specific factors discussed above, we, like other businesses of our size and global extent of activities, are exposed to economic cycles. See the Item 1A. Risk Factors—Global Operations section of our 2024 Form 10-K, as well as the Overview of Our Performance, Operating Environment, Strategy and Outlook––The Global Economic Environment section of the MD&A of our 2024 Form 10-K.
Global Trade Environment––Issued or future executive orders or other new or changes in laws, regulations or policy regarding tariffs, could have a material adverse effect on our business, earnings, cash flows, liquidity and financial guidance. The actual impact of new tariffs on our business would be subject to a number of factors including, but not limited to, restrictions on trade, the effective date and duration of such tariffs, countries included in the scope of tariffs, changes to amounts of tariffs, and potential retaliatory tariffs or other retaliatory actions imposed by other countries. We are evaluating opportunities and developing plans which may help mitigate the potential impact of tariffs on our business and operations. See the Item 1A. Risk Factors—Global Operations section of our 2024 Form 10-K.
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
In 2025, for Comirnaty, we expect vaccination rates and market share in commercial markets and revenue phasing similar to 2024, primarily concentrated in the second-half of the year. We have assumed no material U.S. policy changes for our vaccines portfolio in 2025 for purposes of our financial guidance, but see the Item 1A. Risk Factors—U.S. Healthcare Regulation section of our 2024 Form 10-K for a description of risks and uncertainties that could impact revenue from our portfolio of vaccines.
In 2025, for Paxlovid, we expect most revenue to be generated through commercial channels. We also expect utilization for Paxlovid to follow infection rates and stable market share, and revenues may fluctuate based on the timing, duration and severity of COVID-19 cases.
For additional information on risks associated with our COVID-19 products, as well as COVID-19 intellectual property disputes, see the Overview of Our Performance, Operating Environment, Strategy and Outlook––The Global Economic

Environment––COVID-19 section of the MD&A of our 2024 Form 10-K, Item 1A. Risk Factors—COVID-19, —Intellectual Property Protection and —Third-Party Intellectual Property Claims sections of our 2024 Form 10-K, as well as Note 17C in our 2024 Form 10-K, and Note 12A1 and the Forward-Looking Information and Factors that May Affect Future Results section of this Form 10-Q.
SIGNIFICANT ACCOUNTING POLICIES AND APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
For a description of our significant accounting policies, see Note 1 in our 2024 Form 10-K. Of these policies, the following are considered critical to an understanding of our consolidated financial statements as they require the application of the most subjective and the most complex judgments: Acquisitions (Note 1D); Fair Value (Note 1E); Revenues (Note 1G); Long-Lived Assets (Note 1M); Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives (Note 1N); Tax Assets and Liabilities and Income Tax Contingencies (Note 1Q); Pension and Postretirement Benefit Plans (Note 1R); and Legal and Environmental Contingencies (Note 1S).
For a discussion about the critical accounting estimates and assumptions impacting our consolidated financial statements, see the Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions section within MD&A of our 2024 Form 10-K. See also Note 1C in our 2024 Form 10-K for a discussion about the risks associated with estimates and assumptions.
ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Total Revenues by Geography

The following presents worldwide Total revenues by geography:
	Three Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS)	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024	% Change
Operating segments:
Biopharma	$13,441	$14,604	$8,285	$9,426	$5,156	$5,178	(8)	(12)	—
Pfizer CentreOne	257	258	72	71	185	187	—	2	(1)
Pfizer Ignite	17	17	17	17	—	—	(3)	(3)	—
Total revenues	$13,715	$14,879	$8,374	$9,514	$5,341	$5,365	(8)	(12)	—

The following provides an analysis of the worldwide change in Total revenues by geographic areas in the first quarter of 2025 compared to the first quarter of 2024:
(MILLIONS)	Worldwide	U.S.	International
Operational growth/(decline):
Worldwide declines from Paxlovid	$(1,536)	$(1,454)	$(82)
Worldwide growth from the Vyndaqel family, Padcev, Nurtec ODT/Vydura, Lorbrena and Xtandi, partially offset by worldwide declines from Eliquis, Xeljanz, Ibrance, Adcetris, the Prevnar Family and Abrysvo	372	178	194
Worldwide growth from Comirnaty	218	111	107
Other operational factors, net	38	25	13
Operational growth/(decline), net	(908)	(1,140)	232
Unfavorable impact of foreign exchange	(256)	—	(256)
Total revenues increase/(decrease)	$(1,164)	$(1,140)	$(24)

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

The following presents information about product revenue deductions:
	Three Months Ended
(MILLIONS)	March 30, 2025	March 31, 2024
Medicare rebates(a)	$1,068	$720
Medicaid and related state program rebates	397	609
Performance-based contract rebates	1,612	1,382
Chargebacks	2,939	2,751
Sales allowances	1,781	1,493
Sales returns and cash discounts(b)	335	(183)
Total	$8,133	$6,773
(a)The increase in Medicare rebates in the first quarter of 2025 is primarily driven by the impact of higher manufacturer discounts as a result of IRA Medicare Part D Redesign. See the Overview of Our Performance, Operating Environment, Strategy and Outlook section within MD&A.
(b)The 2024 amount included a $771 million favorable final adjustment to the estimated non-cash Paxlovid revenue reversal of $3.5 billion recorded in the fourth quarter of 2023.
Product revenue deductions are primarily a function of product sales volume, mix of products sold, contractual or legislative discounts and rebates.
For information on our accruals for product revenue deductions, including the balance sheet classification of these accruals, see Note 1B.
Total Revenues––Selected Product Discussion
Biopharma

(MILLIONS)			Revenue		% Change
Product	Global Revenues	Region	March 30, 2025	March 31, 2024	Total	Oper.	Operational Results Commentary
Eliquis	$1,923 Down 4% (operationally)	U.S.	$1,299	$1,413	(8)
Decline primarily driven by lower net price in the U.S., including the impact of higher manufacturer discounts resulting from the IRA Medicare Part D Redesign, partially offset by strong underlying demand as well as higher revenues in international markets partly due to timing of shipments.

		Int’l.	624	626	—	5
		Worldwide	$1,923	$2,040	(6)	(4)
Prevnar family	$1,660 Down 1% (operationally)	U.S.	$1,170	$1,149	2
Decline primarily driven by lower pediatric indication sales, timing of shipments and lower demand due to competitive pressures in most international developed markets, partially offset by strong uptake of the adult indication in the U.S. as a result of strong demand following the CDC’s recommendation for ages 50-64.

		Int’l.	491	542	(9)	(6)
		Worldwide	$1,660	$1,691	(2)	(1)
Vyndaqel family	$1,486 Up 33% (operationally)	U.S.	$986	$751	31
Growth primarily driven by strong demand with continuing uptake in patient diagnosis, primarily in the U.S. and international developed markets, partially offset by lower net price in the U.S. mostly due to the impact of higher manufacturer discounts resulting from the IRA Medicare Part D Redesign.

		Int’l.	499	386	29	36
		Worldwide	$1,486	$1,137	31	33
Ibrance	$977 Down 6% (operationally)	U.S.	$659	$679	(3)
Declines primarily driven by generic entry and timing of shipments in certain international markets, as well as lower net price in the U.S. mostly due to the impact of higher manufacturer discounts resulting from the IRA Medicare Part D Redesign.

		Int’l.	318	375	(15)	(10)
		Worldwide	$977	$1,054	(7)	(6)
Comirnaty	$565 Up 62% (operationally)	U.S.	$229	$118	94		Growth primarily driven by higher revenues in the U.S. reflecting lower expected returns and higher market share, as well as higher contractual deliveries in certain international markets.
		Int’l.	335	236	42	45
		Worldwide	$565	$354	60	62
Paxlovid	$491 Down 75% (operationally)	U.S.	$347	$1,800	(81)
Declines primarily driven by:
• the non-recurrence of the $771 million favorable final adjustment recorded in the first quarter of 2024 to the estimated non-cash revenue reversal of $3.5 billion recorded in the fourth quarter of 2023; and
• lower COVID-19 infections across U.S. and international markets and lower international government purchases.

		Int’l.	145	234	(38)	(35)
		Worldwide	$491	$2,035	(76)	(75)
Xtandi	$458 Up 9% (operationally)	U.S.	$458	$418	9
Growth mainly driven by strong demand, partially offset by unfavorable customer buying patterns and lower net price partly due to the impact of higher manufacturer discounts resulting from the IRA Medicare Part D Redesign.

		Int’l.	—	—	—	—
		Worldwide	$458	$418	9	9
Padcev	$426 Up 25% (operationally)	U.S.	$419	$334	25		Growth primarily driven by increased market share in first-line metastatic urothelial carcinoma (mUC).
		Int’l.	7	7	—	2
		Worldwide	$426	$341	25	25

(MILLIONS)			Revenue		% Change
Product	Global Revenues	Region	March 30, 2025	March 31, 2024	Total	Oper.	Operational Results Commentary
Nurtec ODT/Vydura	$248 Up 40% (operationally)	U.S.	$228	$167	36		Growth primarily driven by strong demand in the U.S. and favorable changes in channel mix and, to a much lesser extent, recent launches in certain international markets.
		Int’l.	20	10	*	*
		Worldwide	$248	$178	40	40
Lorbrena	$222 Up 39% (operationally)	U.S.	$92	$59	55		Growth primarily driven by increased patient share in the first-line ALK+ mNSCLC treatment setting in the U.S., China and certain other international markets.
		Int’l.	130	104	25	29
		Worldwide	$222	$164	36	39
Adcetris	$218 Down 15% (operationally)	U.S.	$213	$252	(16)		Declines primarily driven by lower volume due to competitive pressures in the U.S.
		Int’l.	5	5	(9)	(3)
		Worldwide	$218	$257	(15)	(15)
Abrysvo	$131 Down 6% (operationally)	U.S.	$63	$131	(52)
Decline in the U.S. driven by significant reduction in vaccination rates for the older adult indication following updated Advisory Committee on Immunization Practices recommendation, partially offset by strong demand for the maternal indication and increased market share in the older adult indication.
Growth in international markets driven by launch uptake for both indications in certain international markets.

		Int’l.	68	14	*	*
		Worldwide	$131	$145	(9)	(6)
Xeljanz	$128 Down 31% (operationally)	U.S.	$20	$74	(73)
Declines primarily driven by lower net price in the U.S. due to unfavorable changes in channel mix as well as the impact of higher manufacturer discounts resulting from the IRA Medicare Part D Redesign.

		Int’l.	108	120	(10)	(6)
		Worldwide	$128	$194	(34)	(31)
Pfizer CentreOne

(MILLIONS)			Revenue		% Change
Operating Segment	Global Revenues	Region	March 30, 2025	March 31, 2024	Total	Oper.	Operational Results Commentary
PC1	$257 Up 2% (operationally)	U.S.	$72	$71	2		Growth driven by higher manufacturing of third-party products under manufacturing and supply agreements, offset by lower active product ingredient sales and lower manufacturing-related services.
		Int’l.	185	187	(1)	2
		Worldwide	$257	$258	—	2
See the Item 1. Business—Patents and Other Intellectual Property Rights section of our 2024 Form 10-K for information regarding the expiration of various patent rights, Note 12 for a discussion of recent developments concerning patent and product litigation relating to certain of the products discussed above and Note 13C for additional information regarding the primary indications or class of the selected products discussed above.
Costs and Expenses

	Three Months Ended
(MILLIONS)	March 30, 2025	March 31, 2024	% Change
Cost of sales	$2,845	$3,379	(16)
Percentage of Total revenues	20.7%	22.7%
Selling, informational and administrative expenses	3,031	3,495	(13)
Research and development expenses	2,203	2,493	(12)
Acquired in-process research and development expenses	9	—	*
Amortization of intangible assets	1,211	1,308	(7)
Restructuring charges and certain acquisition-related costs	678	102	*
Other (income)/deductions—net	953	680	40
First Quarter of 2025 vs. First Quarter of 2024
Cost of Sales
Cost of sales decreased $534 million in the first quarter of 2025, primarily due to:
•a favorable revision of our estimate of accrued royalties; and
•a $210 million favorable impact of foreign exchange,
partially offset by:
•a $260 million unfavorable impact of changes in sales mix.

The decrease in Cost of sales as a percentage of revenues in the first quarter of 2025 was primarily due to all the factors discussed above, as well as the non-recurrence of the Paxlovid favorable final adjustment of $771 million recorded in the first quarter of 2024 to the estimated non-cash Paxlovid revenue reversal recorded in the fourth quarter of 2023.
Certain of our vaccines, including Comirnaty, are subject to seasonality of demand, with a greater portion of revenues and related cost of sales anticipated in the fall and winter seasons. See also the Overview of Our Performance, Operating Environment, Strategy and Outlook—The Global Economic Environment––COVID-19 section for information about our COVID-19 products.
Selling, Informational and Administrative Expenses
Selling, informational and administrative expenses decreased $464 million in the first quarter of 2025, primarily reflecting ongoing productivity improvements as part of our cost realignment program that drove both a decrease of $185 million in marketing and promotional spend for various products and lower spending of $145 million in corporate enabling functions, as well as lower spending of $90 million on COVID-19 products.
Research and Development Expenses
Research and development expenses decreased $290 million in the first quarter of 2025, primarily driven by a net decrease in spending of $260 million due to pipeline focus and optimization, as well as lower compensation-related expenses.
Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
Realigning Our Cost Base Program––This program is expected to deliver total net cost savings of approximately $5.7 billion through 2027. The total net cost savings are composed of: (i) net cost savings of $4.5 billion expected to be achieved by the end of 2025, most of which was achieved by year-end 2024, and (ii) our recently announced additional anticipated net cost savings of $1.2 billion, primarily in SI&A, expected to be achieved by the end of 2027. In addition, we expect cost savings of approximately $500 million from our recently announced expansion of this program related to our R&D re-organization to be realized by the end of 2026, with the savings expected to be reinvested in R&D programs.
Manufacturing Optimization Program––We expect to begin to achieve initial savings from Phase 1 of this multi-phased program in the latter part of 2025 and continue to expect approximately $1.5 billion in net cost savings from this first phase by the end of 2027.
Certain qualifying costs for these programs in all periods since inception were recorded and reflected as Certain Significant Items and excluded from our non-GAAP measure of Adjusted Income. See the Non-GAAP Financial Measure: Adjusted Income section within MD&A.
For a description of our programs, as well as the anticipated and actual costs, see Note 3. The program savings discussed above may be rounded and represent approximations. In addition to these programs, we continuously monitor our operations for cost reduction and/or productivity opportunities, especially in light of patent-based and regulatory exclusivity expiries as well as the expiration of collaborative arrangements for various products. Long-term improvement in gross margin will remain a key focus for the Company over the next few years.
Seagen acquisition––In connection with our acquisition of Seagen, we are focusing our efforts on achieving an appropriate cost structure for the combined company. We expect to generate approximately $1 billion of annual cost synergies, to be achieved by 2026. The one-time costs to generate these synergies are expected to be approximately $1.7 billion, incurred primarily from 2023 through 2025.
Other (Income)/Deductions—Net
The unfavorable period-over-period change of $273 million in the first quarter of 2025 was primarily driven by (i) net losses on equity securities in the first quarter of 2025 versus net gains on equity securities in the first quarter of 2024, (ii) the non-recurrence of a gain on the partial sale of our investment in Haleon in the first quarter of 2024 and (iii) higher intangible asset impairment charges, partially offset by (iv) lower net interest expense. See Note 4.
Provision/(Benefit) for Taxes on Income

	Three Months Ended
(MILLIONS)	March 30, 2025	March 31, 2024	% Change
Provision/(benefit) for taxes on income	$(189)	$293	*
Effective tax rate on continuing operations	(6.8)%	8.6%
For information about our effective tax rate and the events and circumstances contributing to the changes between periods, as well as details about discrete elements that impacted our tax provisions, see Note 5. See Note 5A in our 2024 Form 10-K for information on our cash paid for income taxes, net of refunds.

Changes in Tax Laws––Many countries outside the U.S. have enacted legislation for global minimum taxation resulting from the Organization for Economic Co-operation and Development’s (OECD) Base Erosion and Profit Shifting “Pillar 2” project. The EU has approved a directive requiring member states to incorporate the OECD provisions into their respective domestic laws, and countries outside the EU are also enacting the provisions into their domestic law. The provisions are generally effective for Pfizer since 2024, though significant details and guidance around the provisions are still pending. Income tax expense could be adversely affected as the legislation becomes effective in countries in which we do business, and such impact could be material to our results of operations. We continue to monitor pending OECD guidance and legislation enactment and implementation by individual countries.
PRODUCT DEVELOPMENTS
A comprehensive update of Pfizer’s development pipeline was published as of April 29, 2025 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
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

Products

PRODUCT	INDICATION OR PROPOSED INDICATION	APPROVED/FILED^
		U.S.	EU	JAPAN
Prevnar 20/Prevenar 20 (Vaccine)	Active immunization to prevent invasive disease and pneumonia caused by the 20 Streptococcus pneumoniae (pneumococcus) serotypes in the vaccine in adults ages 18 years and older.	Approved June 2021	Approved February 2022	Approved August 2024
Nurtec ODT/Vydura (rimegepant)	Acute treatment of migraine with or without aura in adults	Approved February 2020	Approved April 2022	Filed November 2024
	Prevention of episodic migraine in adults	Approved May 2021	Approved April 2022	Filed November 2024
Abrysvo (Vaccine)	Active immunization for the prevention of lower respiratory tract disease caused by RSV in individuals 18-59 years of age who are at increased risk of lower respiratory tract disease caused by RSV	Approved October 2024	Approved March 2025
Velsipity (etrasimod)	Moderately to severely active ulcerative colitis in adults	Approved October 2023	Approved February 2024	Filed June 2024
Braftovi (encorafenib) and Mektovi (binimetinib)(a)	BRAFV600E-mutant metastatic non-small cell lung cancer in adult patients	Approved October 2023	Approved August 2024
Braftovi (encorafenib), Erbitux® (cetuximab) and mFOLFOX6(b)	First-line BRAFV600E-mutant mCRC	Approved December 2024
Xtandi (enzalutamide)(c)	nmCSPC with biochemical recurrence at high risk for metastasis (high-risk BCR)	Approved November 2023	Approved April 2024
Hympavzi (marstacimab-hncq)	Hemophilia A and B without inhibitors	Approved October 2024	Approved November 2024	Approved December 2024
Emblaveo (aztreonam-avibactam)(d)	Treatment of infections in adult patients caused by Gram-negative bacteria with limited or no treatment options	Approved February 2025	Approved April 2024
Padcev (enfortumab vedotin-ejfv)(e)	In combination with Keytruda®(f) (pembrolizumab) for locally advanced or metastatic urothelial cancer in adults	Approved December 2023	Approved August 2024	Approved September 2024
Tivdak (tisotumab vedotin-tftv(g)	Recurrent or metastatic cervical cancer with disease progression on or after chemotherapy	Approved April 2024	Approved March 2025	Approved March 2025
Comirnaty (COVID-19 Vaccine, mRNA) 2024-2025 Formula, Omicron KP.2-adapted(h)	Active immunization to prevent COVID-19 caused by SARS-CoV-2 for individuals 12 years of age and older	Approved August 2024	Approved September 2024
Comirnaty (COVID-19 Vaccine, mRNA) 2024-2025 Formula, Omicron JN.1-adapted	Active immunization to prevent COVID-19 caused by SARS-CoV-2 for individuals 6 months of age and older		Approved July 2024	Approved August 2024
Adcetris (brentuximab vedotin)(i)	Relapsed/refractory diffuse large B-cell lymphoma	Approved February 2025
Paxlovid (nirmatrelvir; ritonavir)	COVID-19 infection in high-risk children	Filed February 2025	Filed January 2025	Filed April 2025
Eliquis (apixaban)(j)	Venous thromboembolism (pediatric)	Approved April 2025	Approved July 2024
^     For the U.S., the filing date is the date on which the FDA accepted our submission. For the EU, the filing date is the date on which the EMA validated our submission.
(a)Pierre Fabre is the Marketing Authorization Holder for Braftovi (encorafenib) and Mektovi (binimetinib) in the EU. We have exclusive rights to Braftovi and Mektovi in the U.S., Canada and certain emerging markets, and Ono, Medison Pharma and Pierre Fabre have exclusive rights in all other markets.
(b)Erbitux® is a registered trademark of ImClone LLC. We have exclusive rights to Braftovi in the U.S., Canada, and certain emerging markets, and Ono. Medison Pharma and Pierre Fabre have exclusive rights in all other markets. The December 2024 U.S. approval date reflects accelerated approval.
(c)Xtandi is being jointly developed and commercialized with Astellas.
(d)Emblaveo is being developed in collaboration with AbbVie. AbbVie has the exclusive commercialization rights in the U.S. and Canada; Pfizer leads the joint development program and has commercialization rights in all other countries.
(e)Padcev is being jointly developed and commercialized with Astellas.
(f)Keytruda® is a registered trademark of Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc.
(g)Tivdak is being developed in collaboration with Genmab A/S.
(h)In September 2024, the European Commission (EC) approved the Pfizer/BioNTech Omicron KP.2-adapted monovalent COVID-19 vaccine for active immunization to prevent COVID-19 caused by SARS-CoV-2 in individuals 6 months of age and older. U.S. approval (August 2024) is for individuals 12 years of age and older, with EUA granted for individuals 6 months through 11 years of age.
(i)Adcetris is being developed in collaboration with Takeda. Takeda has ex-U.S./Canada rights.
(j)Eliquis is being developed in collaboration with BMS. U.S. approval is for children 5 days and older; EU approval is for children 28 days and older.

The following provides information about additional indications and new drug candidates in late-stage development:

	PRODUCT/CANDIDATE	PROPOSED DISEASE AREA
LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS	Ibrance (palbociclib)(a)	ER+/HER2+ metastatic breast cancer
	Talzenna (talazoparib)	Combination with Xtandi (enzalutamide) for DNA Damage Repair-deficient mCSPC
	Litfulo (ritlecitinib)	Vitiligo
	Elrexfio (elranatamab)	Multiple myeloma double-class exposed
Newly diagnosed multiple myeloma post-transplant maintenance
Newly diagnosed multiple myeloma transplant-ineligible
2nd line + relapsed refractory multiple myeloma
	Padcev (enfortumab vedotin)(b)	Cisplatin-ineligible/decline muscle-invasive bladder cancer
Cisplatin-eligible muscle-invasive bladder cancer
	Tukysa (tucatinib)	HER2+ adjuvant breast cancer
2nd line/3rd line HER2+ metastatic breast cancer
1st line HER2+ maintenance metastatic breast cancer
1st line HER2+ metastatic colorectal cancer
	Nurtec (rimegepant)	Menstrually-related migraine
	Hympavzi (marstacimab-hncq)	Hemophilia (pediatric)
Hemophilia (inhibitor cohort)
NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT	PF-06425090 (vaccine)	Immunization to prevent primary clostridioides difficile infection
	sasanlimab (PF-06801591)	Combination with Bacillus Calmette-Guerin for high-risk non-muscle-invasive bladder cancer
	VLA15 (PF-07307405) vaccine(c)	Immunization to prevent Lyme disease
	vepdegestrant (PF-07850327)(d)	Breast cancer metastatic - 2nd line ER+/HER2-
	inclacumab (PF-07940370)	Sickle cell disease
	dazukibart (PF-06823859)	Dermatomyositis, polymyositis
	disitamab vedotin(e)	1st line HER2 (≥IHC1+) metastatic urothelial cancer
	sigvotatug vedotin (PF-08046047)	2nd line+ metastatic non-small cell lung cancer
	osivelotor (PF-07940367)	Sickle cell disease
	ibuzatrelvir (PF-07817883)	COVID-19 infection
	mevrometostat (PF-06821497) + enzalutamide	1st line/2nd line metastatic castration resistant prostate cancer post-Abiraterone
	mevrometostat (PF-06821497) + enzalutamide	1st line metastatic castration resistant prostate cancer neoadjuvant hormonal therapy naïve
	atirmociclib (PF-07220060)	1st line HR+/HER2- metastatic breast cancer
(a)Ibrance for ER+/HER2+ metastatic breast cancer is being developed in collaboration with Alliance Foundation Trials, LLC.
(b)Padcev is being jointly developed and commercialized with Astellas.
(c)VLA15 is being developed in collaboration with Valneva SE.
(d)Vepdegestrant is being developed in collaboration with Arvinas, Inc.
(e)Disitamab vedotin is being developed in collaboration with RemeGen Co., Ltd.
In September 2024, Pfizer announced that it was voluntarily withdrawing all lots of Oxbryta (voxelotor) for the treatment of sickle cell disease in all markets where it is approved. Pfizer also discontinued all active voxelotor clinical trials and expanded access programs worldwide. Pfizer’s decision was based on the totality of clinical data that indicated at that time the overall benefit of Oxbryta no longer outweighed the risk in the approved sickle cell patient population. The data suggested an imbalance in vaso-occlusive crises and fatal events, which required further assessment. Pfizer has notified regulatory authorities about these findings and its decision to voluntarily withdraw Oxbryta from the market and discontinue distribution and clinical studies while further reviewing the available data and investigating the findings. In July 2024, the EMA initiated a referral procedure under Article 20 of Regulation (EC) No 726/2004 for Oxbryta (voxelotor) to review the product’s benefits and risks. In October 2024, the EC suspended the Oxbryta marketing authorization while the EMA’s review of data is ongoing. In addition, the FDA has initiated an evaluation of newly identified safety signals. The FDA also has placed the Oxbryta (voxelotor) investigational new drug application on clinical hold following Pfizer’s market withdrawal. Pfizer is continuing to work with the EMA, FDA, and other regulators globally in relation to this matter.
In December 2024, the FDA issued a partial clinical hold for osivelotor, which prohibits Pfizer from enrolling new participants into osivelotor clinical studies at this time. Study participants currently enrolled can continue on the study drug. Communication with the FDA is ongoing.
Pfizer modified the atirmociclib 2nd line HR+/HER2- metastatic breast cancer Phase 3 study to a Phase 2 non-registrational study. This has been removed from the table above.
Vepdegestrant + Ibrance for ER+/HER2- metastatic breast cancer has been removed from the table above.

For additional information about our R&D organization, see Note 13 and the Item 1. Business—Research and Development section of our 2024 Form 10-K. For additional information regarding certain collaboration arrangements see the Item 1. Business—Collaboration and Co-Promotion Agreements section of our 2024 Form 10-K.
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
(b)The short-term incentive plans for substantially all non-sales-force employees worldwide are funded from a pool based on our performance, measured in significant part versus three budgeted metrics, one of which, beginning with the 2025 performance year, is Adjusted income (as defined for annual incentive compensation purposes) and accounts for 40% of the bonus pool funding tied to financial performance. Additionally, beginning with the 2025 performance year, the payout for performance share awards is determined in part by Adjusted diluted EPS, which is derived from Adjusted income. Any expenses for acquired IPR&D are included in our non-GAAP Adjusted results but we exclude certain of these expenses for our financial results for annual incentive compensation purposes. The bonus pool funding is largely based on financial performance, as measured by three metrics, modified by performance against certain of our non-financial pipeline metrics, and may be further modified by our Compensation Committee’s assessment of other factors.
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
Certain Significant Items—Adjusted income excludes certain significant items representing substantive and/or unusual items that are evaluated individually on a quantitative and qualitative basis. Certain significant items may be highly variable and difficult to predict. Furthermore, in some cases it is reasonably possible that they could reoccur in future periods. For example, although major non-acquisition-related cost-reduction programs are specific to an event or goal with a defined term, we may have subsequent programs based on reorganizations of the business, cost productivity or in response to generic or biosimilar entry or economic conditions. Legal charges to resolve litigation are also related to specific cases, which are facts and circumstances specific and, in some cases, may also be the result of litigation matters at acquired companies that were inestimable, not probable or unresolved at the date of acquisition, or legal matters related to divested products or businesses. Gains and losses on equity securities and pension and postretirement actuarial remeasurement gains and losses have a very high degree of inherent market volatility, which we do not control and cannot predict with any level of certainty, and we do not believe including these gains and losses assists investors in understanding our business or is reflective of our core operations and business. Unusual items represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. See the Reconciliations of GAAP Reported to Non-GAAP Adjusted information—Certain Line Items below for a non-inclusive list of certain significant items and the Non-GAAP Financial Measure: Adjusted Income section within MD&A of our 2024 Form 10-K.
Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended March 30, 2025
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a), (b)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$2,845	$3,031	$953	$2,967	$0.52
Amortization of intangible assets	—	—	—	1,211
Acquisition-related items	(206)	(1)	(7)	282
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(c)	(24)	(6)	—	666
Certain asset impairments(d)	—	—	(224)	224
(Gains)/losses on equity securities(d)	—	—	(370)	370
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	59	(59)
Other(e)	(23)	(15)	(166)	207
Income tax provision—non-GAAP items				(630)
Non-GAAP Adjusted	$2,593	$3,010	$246	$5,237	$0.92

	Three Months Ended March 31, 2024
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a), (b)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$3,379	$3,495	$680	$3,115	$0.55
Amortization of intangible assets	—	—	—	1,308
Acquisition-related items	(317)	(7)	(3)	508
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(c)	(20)	(29)	—	(17)
Certain asset impairments(d)	—	—	(109)	109
(Gains)/losses on equity securities	—	—	25	(25)
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	(3)	3
Other(e)	(6)	(5)	(294)	307
Income tax provision—non-GAAP items				(636)
Non-GAAP Adjusted	$3,036	$3,454	$296	$4,674	$0.82
(a)Items that reconcile GAAP Reported to non-GAAP Adjusted balances are shown pre-tax. Our effective tax rates for GAAP Reported income from continuing operations were (6.8)% for the three months ended March 30, 2025 and 8.6% for the three months ended March 31, 2024. See Note 5. Our effective tax rates for non-GAAP Adjusted income were 7.8% for the three months ended March 30, 2025 and 16.6% for the three months ended March 31, 2024.
(b)The amounts for the three months ended March 30, 2025 and March 31, 2024 include reconciling amounts for Research and development expenses that are not material to our non-GAAP consolidated results of operations.
(c)Includes employee termination costs, asset impairments and other exit costs related to our cost-reduction and productivity initiatives not associated with acquisitions. See Note 3.
(d)See Note 4.
(e)For the three months ended March 30, 2025, the total Other (income)/deductions––net adjustment of $166 million primarily includes charges of $142 million for certain legal matters, primarily representing certain product liability and other legal expenses related to products discontinued and/or divested by Pfizer. For the three months ended March 31, 2024, the total Other (income)/deductions––net adjustment of $294 million primarily included charges of (i) $246 million mostly related to our equity-method accounting pro-rata share of intangible asset amortization, impairments and restructuring costs recorded by Haleon, as well as adjustments to our equity-method basis differences associated with the impact of Haleon’s brand sales and intangible asset impairments and changes in Haleon’s tax rates on intangible asset-related deferred tax liabilities and (ii) $208 million for certain legal matters, primarily representing certain product liability expenses related to products discontinued and/or divested by Pfizer, partially offset by (iii) a $150 million realized gain on the partial sale of our investment in Haleon.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(MILLIONS)	March 30, 2025	March 31, 2024	Drivers of change
Cash provided by/(used in):
Operating activities	$2,335	$1,090	The change was primarily driven by the timing of receipts and payments in the ordinary course of business, partially offset by a decrease from net income adjusted for non-cash items.
Investing activities	$3,274	$1,732
The change was driven mainly by a $2.8 billion increase in proceeds from the sale of the remaining portion of our investment in Haleon, partially offset by a $1.4 billion increase in net purchases of short-term investments.

Financing activities	$(5,227)	$(4,931)	The change was driven mainly by a $1.5 billion increase in net repayments of short-term borrowings, partially offset by a $1.3 billion decrease in repayments on long-term debt.
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
For information about our diverse sources of funds, off-balance sheet arrangements, contractual and other obligations, global economic conditions and market risk, see the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk section within MD&A of our 2024 Form 10-K. For more information on guarantees and indemnifications, see Note 12B.
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
Debt Capacity––Lines of Credit––As of the date of the filing of this Form 10-Q, we had access to a $7.0 billion committed U.S. revolving credit facility maturing in October 2029, which may be used for general corporate purposes including to support our global commercial paper borrowings. In addition to the U.S. revolving credit facility, our lenders have provided us an additional $274 million in lines of credit, of which $252 million expire within one year. Essentially all lines of credit were unused as of the date of the filing of this Form 10-Q.
Capital Allocation Framework––Our capital allocation framework is designed to enhance long-term shareholder value and is based on three core pillars: maintaining and growing our dividend over time, reinvesting in the business and making share repurchases after de-levering our balance sheet. We have actively de-levered and as of March 30, 2025 are below our previously stated gross leverage target.
Dividends––In April 2025, our BOD declared a dividend of $0.43 per share, payable on June 13, 2025, to shareholders of record at the close of business on May 9, 2025.
Common Stock Purchases—As of March 30, 2025, our remaining share-purchase authorization was $3.3 billion, with no repurchases in the first three months of 2025. See Note 12 in our 2024 Form 10-K for more information on our publicly announced share-purchase plans.
Haleon— In the first quarter of 2025, we sold the remaining portion of our investment in Haleon for $6.3 billion. Pfizer intends to use the proceeds to support its capital allocation priorities.
NEW ACCOUNTING STANDARDS

Recently Issued Accounting Standards, Not Adopted as of March 30, 2025
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
•expectations for our product pipeline, in-line products and product candidates, including anticipated regulatory submissions, data read-outs, study starts, approvals, launches, discontinuations, clinical trial results and other developing data; revenue contribution and projections; potential pricing and reimbursement; potential market dynamics, including demand, market size and utilization rates; and growth, performance, timing of exclusivity and potential benefits;
•strategic reviews, leverage and capital allocation objectives, dividends and share repurchases;
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
In particular, forward-looking information in this Form 10-Q includes statements relating to specific future actions, performance and effects, including, among others, the expected benefits of the organizational changes to our operations; our anticipated operating and financial performance; our ongoing efforts to respond to COVID-19; our expectations regarding the impact of COVID-19 on our business, operations and financial results; the expected revenue, seasonality of demand and phasing for certain of our products; expected patent terms; the expected impact of patent expiries and generic and biosimilar competition; the expected pricing pressures on our products and the anticipated impact to our business; the expected impact of the IRA Medicare Part D Redesign; the benefits expected from our business development transactions, including our December 2023 acquisition of Seagen; the availability of raw materials; our efforts to develop plans to help mitigate the potential impact of tariffs on our business and operations; our anticipated cash flows and liquidity position; the anticipated costs, savings and potential benefits from certain of our initiatives, including our enterprise-wide Realigning Our Cost Base Program and our Manufacturing Optimization Program to reduce our cost of goods sold; our expectations regarding product supply; our planned capital spending; and our capital allocation framework.
Given their nature, we cannot assure that any outcome expressed in these forward-looking statements will be realized in whole or in part. Actual outcomes may vary materially from past results and those anticipated, estimated, implied or projected. These forward-looking statements may be affected by underlying assumptions that may prove inaccurate or incomplete, or by known or unknown risks and uncertainties, including those described in this section and in the Item 1A. Risk Factors section in our 2024 Form 10-K.
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
Some of the factors that could cause actual results to differ are identified below, as well as those discussed in the Item 1A. Risk Factors section in our 2024 Form 10-K and within MD&A. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. The occurrence of any of the risks identified below, in the Item 1A. Risk Factors section in our 2024 Form 10-K or within MD&A, or other risks currently unknown, could have a material adverse effect on our business, financial condition or results of operations, or we may be required to increase our accruals for contingencies. It is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties:
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
•interest rate and foreign currency exchange rate fluctuations, including the impact of global trade tensions, as well as currency devaluations and monetary policy actions in countries experiencing high inflation or deflation rates;
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
•risks and uncertainties related to issued or future executive orders or other new, or changes in, laws, regulations or policy regarding tariffs;
•the risk and impact of tariffs on our business, which is subject to a number of factors including, but not limited to, restrictions on trade, the effective date and duration of such tariffs, countries included in the scope of tariffs, changes to amounts of tariffs, and potential retaliatory tariffs or other retaliatory actions imposed by other countries;
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
Risks Related to Government Regulation and Legal Proceedings
•the impact of any U.S. healthcare reform or legislation, including executive orders or other change in laws, regulations or policy, or any significant spending reduction or cost control efforts affecting Medicare, Medicaid, the 340B Drug Pricing Program or other publicly funded or subsidized health programs, including the Inflation Reduction Act of 2022 (IRA) and the IRA Medicare Part D Redesign, or changes in the tax treatment of employer-sponsored health insurance that may be implemented;
•U.S. federal or state legislation or regulatory action and/or policy efforts affecting, among other things, pharmaceutical product pricing, including the potential for international reference pricing, intellectual property, reimbursement or access to or recommendations for our medicines and vaccines, taxes or other restrictions on U.S. direct-to-consumer advertising; limitations on interactions with healthcare professionals and other industry stakeholders; as well as pricing pressures for our products as a result of highly competitive biopharmaceutical markets;
•risks and uncertainties related to potential changes to vaccine or other healthcare policy in the U.S.;
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
•governmental laws, regulations and policies affecting our operations, including, without limitation, the IRA, as well as changes in such laws, regulations or policies or their interpretation, including, among others, changes in tariffs, tax laws and regulations internationally and in the U.S., the adoption of global minimum taxation requirements outside the U.S. generally effective in most jurisdictions since January 1, 2024, government cost-cutting measures and related impacts on, among other matters, government staffing, resources and ability to timely review and process regulatory or other submissions, and potential changes to existing tax laws, tariffs, or changes to other laws, regulations or policies in the U.S., including by the U.S. Presidential administration and Congress, as well as in other countries;

Risks Related to Intellectual Property, Technology and Cybersecurity
•the risk that our currently pending or future patent applications may not be granted on a timely basis or at all, or any patent-term extensions that we seek may not be granted on a timely basis, if at all;
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required by this item is incorporated by reference from the discussion in the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk section within MD&A of our 2024 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.
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
ITEM 1A. RISK FACTORS
We refer to the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Operating Environment and —The Global Economic Environment sections and the Forward-Looking Information and Factors That May Affect Future Results section within MD&A of this Form 10-Q and of our 2024 Form 10-K and to the Item 1A. Risk Factors section of our 2024 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following summarizes purchases of our common stock during the first quarter of 2025:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Value of Shares That May Yet Be Purchased Under the Plan(b)
January 1 through January 26, 2025	25,387	$26.65	—	$3,292,882,444
January 27 through February 23, 2025	1,107,921	$26.29	—	$3,292,882,444
February 24 through March 30, 2025	8,191,799	$26.23	—	$3,292,882,444
Total	9,325,107	$26.24	—

(a)Represents (i) 9,321,821 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive programs and (ii) the open market purchase by the trustee of 3,286 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who deferred receipt of performance share awards.
(b)See Note 12 in our 2024 Form 10-K.
ITEM 5. OTHER INFORMATION
During the three months ended March 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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

Pfizer Inc.
(Registrant)

Dated:	May 5, 2025	/s/ Jennifer B. Damico
Jennifer B. Damico Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)