Form 10-Q
period 2025-06-29
PFIZER INC
filed 2025-08-05
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2025
OR
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
(212) 733-2323
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.05 par value	PFE	New York Stock Exchange
1.000% Notes due 2027	PFE/27	New York Stock Exchange
2.875% Notes due 2029	PFE/29	New York Stock Exchange
3.250% Notes due 2032	PFE/32	New York Stock Exchange
3.875% Notes due 2037	PFE/37A	New York Stock Exchange
4.250% Notes due 2045	PFE/45	New York Stock Exchange
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
At July 30, 2025, 5,685,550,500 shares of the issuer’s voting common stock were outstanding.

DEFINED TERMS

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Form 10-Q (defined below) refer to Pfizer Inc. and its subsidiaries. Pfizer’s fiscal quarter-end for subsidiaries operating outside the U.S. is as of and for the three and six months ended May 25, 2025 and May 26, 2024, and for U.S. subsidiaries is as of and for the three and six months ended June 29, 2025 and June 30, 2024. References to “Notes” in this Form 10-Q are to the Notes to the Condensed or Consolidated Financial Statements in this Form 10-Q or in our 2024 Form 10-K. We also have used several other terms in this Form 10-Q, most of which are explained or defined below:

*	Indicates calculation not meaningful or results are greater than 100%
2024 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2024
340B Program	340B Drug Pricing Program
3SBio	3SBio, Inc. and its subsidiaries Shenyang Sunshine Pharmaceutical Co., Ltd. and 3S Guojian Pharmaceutical (Shanghai) Co., Ltd.
AbbVie	AbbVie Inc.
AI	artificial intelligence
ALK	anaplastic lymphoma kinase
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Astellas	Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.
ATTR-CM	transthyretin amyloid cardiomyopathy
BioNTech	BioNTech SE
Biopharma	Global Biopharmaceuticals Business
Blackstone	Blackstone Life Sciences
BMS	Bristol-Myers Squibb Company
BOD	Board of Directors
CDC	U.S. Centers for Disease Control and Prevention
CMS	Centers for Medicare & Medicaid Services
CODM	Chief Operating Decision Maker
Comirnaty(a)
Unless otherwise noted, refers to, as applicable, and as authorized or approved, the Pfizer-BioNTech COVID-19 Vaccine; Comirnaty (COVID-19 Vaccine, mRNA) original monovalent formula; the Pfizer-BioNTech COVID-19 Vaccine, Bivalent (Original and Omicron BA.4/BA.5); the Pfizer-BioNTech COVID-19 Vaccine (2023-2024 Formula); Comirnaty (COVID-19 Vaccine, mRNA) 2023-2024 Formula; Pfizer-BioNTech COVID-19 Vaccine (2024-2025 Formula); Comirnaty (COVID-19 Vaccine, mRNA) 2024-2025 Formula; Comirnaty (COVID-19 Vaccine, mRNA) 2025-2026 Formula; Comirnaty Original/Omicron BA.1; Comirnaty Original/Omicron BA.4/BA.5; Comirnaty Omicron XBB.1.5; Comirnaty JN.1 and Comirnaty KP.2.

COVID-19	novel coronavirus disease of 2019
Developed Markets	Includes, but is not limited to, the following markets: Western Europe, Japan, Central Europe, Canada, Australia, Eastern Europe, Scandinavian countries, South Korea, New Zealand and Finland
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Eastern Europe (excluding the Balkans), Africa, the Middle East and Turkey
EPS	earnings per share
EU	European Union
EUA	emergency use authorization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Form 10-Q	This Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2025
GAAP	U.S. Generally Accepted Accounting Principles
GSK	GSK plc
Haleon	Haleon plc
HIPAA	Health Insurance Portability and Accountability Act of 1996
Hospira	Hospira, Inc.
HRR	homologous recombination repair
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
IRS	U.S. Internal Revenue Service
JV	joint venture
King	King Pharmaceuticals LLC (formerly King Pharmaceuticals, Inc.)
mCRC	metastatic colorectal cancer
mCRPC	metastatic castration-resistant prostate cancer
mCSPC	metastatic castration-sensitive prostate cancer
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MDL	Multi-District Litigation

Medicare Part B	a medical insurance plan that helps cover medically necessary services, outpatient care, and preventative services for people with Medicare
Medicare Part D	a prescription drug coverage program for people with Medicare
Meridian	Meridian Medical Technologies, Inc.
Moody’s	Moody’s Ratings (formerly Moody’s Investors Service)
mRNA	messenger ribonucleic acid
NDA	New Drug Application
nmCRPC	non-metastatic castration-resistant prostate cancer
nmCSPC	non-metastatic castration-sensitive prostate cancer
NSCLC	non-small cell lung cancer
OBBBA	One Big Beautiful Bill Act
ODT	oral disintegrating tablet
Ono	Ono Pharmaceutical Co., Ltd.
OTC	over-the-counter
Paxlovid(a)	an oral COVID-19 treatment (nirmatrelvir tablets and ritonavir tablets)
PC1	Pfizer CentreOne
Pharmacia	Pharmacia LLC (formerly Pharmacia Corporation)
Pierre Fabre	Pierre Fabre Medicament SAS
PNIF	Pfizer Netherlands International Finance B.V. (a wholly-owned finance subsidiary of Pfizer)
Prevnar family	Includes Prevnar 20/Apexxnar (pediatric and adult) and Prevnar 13/Prevenar 13 (pediatric and adult)
PsA	psoriatic arthritis
QTD	Quarter-to-date or three months ended
RA	rheumatoid arthritis
R&D	research and development
RSV	respiratory syncytial virus
S&P	S&P Global (formerly Standard & Poor’s)
Seagen	Seagen Inc. and its subsidiaries
SEC	U.S. Securities and Exchange Commission
SI&A	Selling, informational and administrative expenses
Takeda	Takeda Pharmaceutical Company Limited
UC	ulcerative colitis
U.K.	United Kingdom
U.S.	United States
ViiV	ViiV Healthcare Limited
Vyndaqel family	Includes Vyndaqel, Vyndamax and Vynmac
YTD	Year-to-date or six months ended
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
(MILLIONS, EXCEPT PER SHARE DATA)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Revenues:
Product revenues	$11,954	$10,871	$23,248	$23,314
Alliance revenues	2,273	2,067	4,386	4,240
Royalty revenues	426	345	734	608
Total revenues	14,653	13,283	28,367	28,162
Costs and expenses:
Cost of sales(a)	3,778	3,300	6,624	6,679
Selling, informational and administrative expenses(a)	3,415	3,717	6,446	7,212
Research and development expenses(a)	2,482	2,696	4,685	5,189
Acquired in-process research and development expenses	2	6	11	6
Amortization of intangible assets	1,211	1,307	2,421	2,615
Restructuring charges and certain acquisition-related costs	(18)	1,254	660	1,356
Other (income)/deductions––net	739	1,107	1,692	1,787
Income/(loss) from continuing operations before provision/(benefit) for taxes on income/(loss)	3,044	(103)	5,828	3,318
Provision/(benefit) for taxes on income/(loss)	141	(134)	(48)	159
Income from continuing operations	2,903	31	5,876	3,159
Discontinued operations––net of tax	25	17	25	12
Net income before allocation to noncontrolling interests	2,928	48	5,901	3,171
Less: Net income attributable to noncontrolling interests	18	7	24	15
Net income attributable to Pfizer Inc. common shareholders	$2,910	$41	$5,877	$3,156

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.51	$0.01	$1.03	$0.56
Discontinued operations––net of tax	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.51	$0.01	$1.03	$0.56

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.51	$0.01	$1.03	$0.55
Discontinued operations––net of tax	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.51	$0.01	$1.03	$0.55

Weighted-average shares––basic	5,685	5,666	5,680	5,662
Weighted-average shares––diluted	5,706	5,696	5,708	5,696
(a)Exclusive of amortization of intangible assets.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(MILLIONS)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income before allocation to noncontrolling interests	$2,928	$48	$5,901	$3,171

Foreign currency translation adjustments, net	127	(70)	(430)	70
Unrealized holding gains/(losses) on derivative financial instruments, net	(273)	127	(395)	343
Reclassification adjustments for (gains)/losses included in net income(a)	(106)	(147)	(419)	(159)
	(379)	(21)	(814)	184
Unrealized holding gains/(losses) on available-for-sale securities, net	166	(25)	135	(77)
Reclassification adjustments for (gains)/losses included in net income(b)	(83)	100	72	86
	82	74	207	9
Reclassification adjustments related to amortization of prior service costs and other, net	(24)	(28)	(55)	(56)
Reclassification adjustments related to curtailments of prior service costs and other, net	(11)	—	(44)	—
	(35)	(28)	(99)	(56)
Other comprehensive income/(loss), before tax	(204)	(44)	(1,136)	207
Tax provision/(benefit) on other comprehensive income/(loss)	(347)	22	(538)	76
Other comprehensive income/(loss) before allocation to noncontrolling interests	$143	$(67)	$(598)	$131

Comprehensive income/(loss) before allocation to noncontrolling interests	$3,071	$(19)	$5,303	$3,302
Less: Comprehensive income/(loss) attributable to noncontrolling interests	18	(2)	22	1
Comprehensive income/(loss) attributable to Pfizer Inc.	$3,053	$(17)	$5,282	$3,302
(a)Reclassified into Other (income)/deductions—net and Cost of sales. See Note 7E.
(b)Reclassified into Other (income)/deductions—net.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS)	June 29, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$1,638	$1,043
Short-term investments	11,611	19,434
Trade accounts receivable, net of allowance for doubtful accounts: 2025—$439; 2024—$438	12,078	11,463
Inventories	11,669	10,851
Current tax assets	4,016	3,314
Other current assets	2,690	4,253
Total current assets	43,703	50,358
Equity-method investments	224	217
Long-term investments	1,896	2,010
Property, plant and equipment, net of accumulated depreciation: 2025—$17,268; 2024—$16,483	18,776	18,393
Identifiable intangible assets, net	52,702	55,411
Goodwill	68,997	68,527
Noncurrent deferred tax assets and other noncurrent tax assets	10,343	8,662
Other noncurrent assets	9,455	9,817
Total assets	$206,095	$213,396

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2025—$4,246; 2024—$3,747	$4,295	$6,946
Trade accounts payable	5,166	5,633
Dividends payable	2,445	2,437
Income taxes payable	3,675	2,910
Accrued compensation and related items	2,447	3,838
Deferred revenues	1,123	1,511
Other current liabilities	18,575	19,720
Total current liabilities	37,726	42,995

Long-term debt	57,502	57,405
Pension and postretirement benefit obligations	2,130	2,115
Noncurrent deferred tax liabilities	2,481	2,122
Other taxes payable	3,313	6,112
Other noncurrent liabilities	13,931	14,150
Total liabilities	117,083	124,899

Commitments and Contingencies

Common stock	481	480
Additional paid-in capital	94,053	93,603
Treasury stock	(115,010)	(114,763)
Retained earnings	117,609	116,725
Accumulated other comprehensive loss	(8,438)	(7,842)
Total Pfizer Inc. shareholders’ equity	88,695	88,203
Equity attributable to noncontrolling interests	317	294
Total equity	89,012	88,497
Total liabilities and equity	$206,095	$213,396
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, March 31, 2025	9,620	$481	$93,856	(3,935)	$(115,008)	$119,590	$(8,581)	$90,338	$299	$90,637
Net income/(loss)						2,910		2,910	18	2,928
Other comprehensive income/(loss), net of tax							143	143	—	143
Cash dividends declared, per share: $0.86
Common stock						(4,890)		(4,890)		(4,890)
Share-based payment transactions	—	—	197	—	(2)	(1)		195		195
Other			—	—	—	(1)		(1)	—	(1)
Balance, June 29, 2025	9,620	$481	$94,053	(3,935)	$(115,010)	$117,609	$(8,438)	$88,695	$317	$89,012

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, March 31, 2024	9,592	$480	$92,997	(3,925)	$(114,755)	$121,318	$(7,758)	$92,282	$276	$92,558
Net income/(loss)						41		41	7	48
Other comprehensive income/(loss), net of tax							(58)	(58)	(9)	(67)
Cash dividends declared, per share: $0.84
Common stock						(4,760)		(4,760)		(4,760)
Share-based payment transactions	—	—	200	—	(2)	(2)		196		196
Other			—	—	—	—		—	—	—
Balance, June 30, 2024	9,592	$480	$93,197	(3,925)	$(114,757)	$116,596	$(7,816)	$87,700	$275	$87,975

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2025	9,593	$480	$93,603	(3,926)	$(114,763)	$116,725	$(7,842)	$88,203	$294	$88,497
Net income						5,877		5,877	24	5,901
Other comprehensive income/(loss), net of tax							(596)	(596)	(3)	(598)
Cash dividends declared, per share: $0.86
Common stock						(4,890)		(4,890)		(4,890)
Share-based payment transactions	28	1	450	(9)	(246)	(104)		101		101
Other			—	—	—	—		—	2	2
Balance, June 29, 2025	9,620	$481	$94,053	(3,935)	$(115,010)	$117,609	$(8,438)	$88,695	$317	$89,012

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2024	9,562	$478	$92,631	(3,916)	$(114,487)	$118,353	$(7,961)	$89,014	$274	$89,288
Net income						3,156		3,156	15	3,171
Other comprehensive income/(loss), net of tax							145	145	(14)	131
Cash dividends declared, per share: $0.84
Common stock						(4,760)		(4,760)		(4,760)
Share-based payment transactions	30	1	566	(10)	(270)	(153)		144		144
Other			—	—	—			—	—	—
Balance, June 30, 2024	9,592	$480	$93,197	(3,925)	$(114,757)	$116,596	$(7,816)	$87,700	$275	$87,975
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(MILLIONS)	June 29, 2025	June 30, 2024
Operating Activities
Net income before allocation to noncontrolling interests	$5,901	$3,171
Discontinued operations—net of tax	25	12
Net income from continuing operations before allocation to noncontrolling interests	5,876	3,159
Adjustments to reconcile net income from continuing operations before allocation to noncontrolling interests to net cash provided by/(used in) operating activities:
Depreciation and amortization	3,243	3,467
Asset write-offs and impairments	498	431
Deferred taxes	(935)	(1,224)
Share-based compensation expense	373	426
Benefit plan contributions in excess of expense/income	(334)	(338)
Other adjustments, net	(61)	260
Other changes in assets and liabilities, net of acquisitions and divestitures	(6,908)	(6,871)
Net cash provided by/(used in) operating activities	1,753	(691)

Investing Activities
Purchases of property, plant and equipment	(1,182)	(1,341)
Purchases of short-term investments	(6,085)	(1,254)
Proceeds from redemptions/sales of short-term investments	10,500	1,712
Net (purchases of)/proceeds from redemptions/sales of short-term investments with original maturities of three months or less	(2,668)	3,538
Purchases of long-term investments	(86)	(108)
Proceeds from redemptions/sales of long-term investments	145	312
Proceeds from sales of investment in Haleon(a)	6,311	3,491
Other investing activities, net	288	(18)
Net cash provided by/(used in) investing activities	7,225	6,332

Financing Activities
Proceeds from short-term borrowings	—	6,014
Payments on short-term borrowings	(2,199)	(4,852)
Net (payments on)/proceeds from short-term borrowings with original maturities of three months or less	(903)	(1,101)
Proceeds from issuance of long-term debt	3,687	—
Payments on long-term debt	(3,750)	(2,250)
Cash dividends paid	(4,882)	(4,752)
Other financing activities, net	(377)	(449)
Net cash provided by/(used in) financing activities	(8,423)	(7,390)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	34	(46)
Net increase/(decrease) in cash and cash equivalents and restricted cash and cash equivalents	588	(1,794)
Cash and cash equivalents and restricted cash and cash equivalents, at beginning of period	1,107	2,917
Cash and cash equivalents and restricted cash and cash equivalents, at end of period	$1,694	$1,123
Supplemental Cash Flow Information
Cash paid/(received) during the period for:
Income taxes	$3,493	$2,686
Interest paid	1,483	1,553
Interest rate hedges	29	(2)
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
Pfizer’s fiscal quarter-end for subsidiaries operating outside the U.S. is as of and for the three and six months ended May 25, 2025 and May 26, 2024, and for U.S. subsidiaries is as of and for the three and six months ended June 29, 2025 and June 30, 2024.
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
B. Revenues and Trade Accounts Receivable

Deductions from Revenues––Our accruals for Medicare, Medicaid and related state program and performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts are as follows:

(MILLIONS)	June 29, 2025	December 31, 2024
Reserve against Trade accounts receivable, net of allowance for doubtful accounts	$1,589	$1,627
Other current liabilities:
Accrued rebates	8,692	7,195
Other accruals	644	972
Other noncurrent liabilities	742	1,029
Total accrued rebates and other sales-related accruals	$11,667	$10,822
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
During the three and six months ended June 29, 2025 and June 30, 2024, additions to the allowance for credit losses, write-offs and recoveries of customer receivables were not material to our condensed consolidated financial statements. For additional information on our trade accounts receivable, see Note 1G in our 2024 Form 10-K.
Note 2. Research and Development Arrangement
Research and Development Funding Arrangement with Blackstone––In March 2025, we entered into an arrangement with Blackstone under which we will receive up to a total of $326 million in 2025 through 2028 to co-fund our quarterly development costs for specified treatments. As there is substantive transfer of risk to the financial partner, the development funding is recognized by us as an obligation to perform contractual services. We are recognizing the funding as a reduction of Research and development expenses using an attribution model over the period of the related expenses. If successful, upon regulatory approval in the U.S. or certain major markets in the EU for the indications based on the applicable clinical trials, Blackstone will be eligible to receive approval-based fixed milestone payments of up to $277 million contingent upon the successful results of the clinical trials and payable to Blackstone over a period of one to three years. Following potential regulatory approval, Blackstone will be eligible to receive a combination of fixed milestone payments of up to $897 million in

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

total based on achievement of certain levels of cumulative applicable net sales and payable to Blackstone over a period of five to seven years. The net present value of the approval-based milestone payments and sales-based milestone payments will be recorded as intangible assets and amortized to Amortization of intangible assets over the shorter of the term of the agreement or estimated commercial life of the product. Accretion of interest on the liabilities to pay Blackstone will be recognized as interest expense in Other (income)/deductions––net.
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
•In connection with our efforts to simplify the structure and sharpen the focus of our R&D organization, in the first quarter of 2025, we expanded this program after having identified additional opportunities to drive improvements in productivity and operational efficiencies through enhanced digital enablement, including automation and AI, and simplification of business processes. We expect costs to implement these initiatives to be incurred through 2026 and to total approximately $600 million, primarily representing cash expenditures for severance, digital enablement and implementation, all of which is associated with our Biopharma segment. The majority of these costs were recorded in the first quarter of 2025, with cash outlays expected primarily in 2025 and 2026.
We expect costs associated with all three components of this program to total approximately $5.3 billion of which $3.7 billion is associated with the Biopharma segment.
From the start of this program through June 29, 2025, we incurred total costs under this program of $3.5 billion, of which $2.7 billion is associated with our Biopharma segment (including $2.5 billion of restructuring charges).
B. Manufacturing Optimization Program
In the second quarter of 2024, we announced that we launched a multi-year, multi-phased program to reduce our costs of goods sold, which is expected to include operational efficiencies, network structure changes, and product portfolio enhancements. The first phase of this program is focused on operational efficiencies, and we expect costs for this first phase to total approximately $1.4 billion, primarily representing cash expenditures for severance and implementation costs, all of which is associated with our Biopharma segment. From the start of this program through June 29, 2025, we incurred costs under this program of $850 million, substantially all of which is restructuring costs for our Biopharma segment. These costs were recorded primarily in 2024, with cash outlays expected primarily in 2025 and 2026.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Key Activities

The following summarizes costs and credits for acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended		Six Months Ended
(MILLIONS)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Restructuring charges/(credits):
Employee terminations	$(148)	$1,014	$236	$984
Asset impairments	44	41	217	66
Exit costs	30	49	94	63
Restructuring charges/(credits)(a)	(74)	1,104	547	1,114
Transaction costs(b)	—	—	—	5
Integration costs and other(c)	56	150	113	237
Restructuring charges and certain acquisition-related costs	(18)	1,254	660	1,356
Net periodic benefit costs/(credits) recorded in Other (income)/deductions––net	(9)	2	(68)	5
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of operations as follows(d):
Cost of sales	3	1	7	5
Selling, informational and administrative expenses	—	3	—	3
Total additional depreciation––asset restructuring	4	4	7	8
Implementation costs recorded in our condensed consolidated statements of operations as follows(e):
Cost of sales	26	49	46	65
Selling, informational and administrative expenses	14	36	20	65
Research and development expenses	39	20	62	33
Total implementation costs	78	105	128	163
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$54	$1,364	$727	$1,532
(a)Primarily represents cost-reduction initiatives. Amounts associated with our Biopharma segment: (i) credits of $406 million for the three months ended June 29, 2025 (including credits of $408 million for our Manufacturing Optimization Program and $25 million for our Realigning our Cost Base Program), (ii) charges of $211 million for the six months ended June 29, 2025 (including charges of $562 million for our Realigning our Cost Base Program and credits of $412 million for our Manufacturing Optimization Program) and (iii) charges of $1.1 billion for both the three and six months ended June 30, 2024 (including charges of $1.3 billion for our Manufacturing Optimization Program for both periods presented and credits of $113 million for the three months and $199 million for the six months ended June 30, 2024 for our Realigning our Cost Base Program). For all periods presented, Employee terminations include revisions of estimates of previously recorded accruals for severance benefits, driven in large part by higher-than-expected voluntary attrition.
(b)Represents external costs for banking, legal, accounting and other similar services.
(c)Represents external, incremental costs directly related to integrating acquired businesses, such as expenditures for consulting and the integration of systems and processes, and certain other qualifying costs.
(d)Represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.
(e)Represents incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following summarizes the components and changes in restructuring accruals:
(MILLIONS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2024(a)	$2,046	$—	$74	$2,120
Provision	236	217	94	547
Utilization and other(b)	(494)	(217)	30	(681)
Balance, June 29, 2025(c)	$1,788	$—	$198	$1,986
(a)Included in Other current liabilities ($1.7 billion) and Other noncurrent liabilities ($437 million).
(b)Other activity includes adjustments for foreign currency translation that are not material to our condensed consolidated financial statements.
(c)Included in Other current liabilities ($1.3 billion) and Other noncurrent liabilities ($685 million).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Other (Income)/Deductions—Net

Components of Other (income)/deductions––net include:
	Three Months Ended		Six Months Ended
(MILLIONS)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Interest income	$(156)	$(130)	$(299)	$(259)
Interest expense	654	778	1,308	1,568
Net interest expense(a)	498	648	1,009	1,310
Net (gains)/losses recognized during the period on equity securities(b)	(75)	342	295	317
Net periodic benefit costs/(credits) other than service costs	(101)	(106)	(260)	(209)
Certain legal matters, net(c)	422	169	564	377
Certain asset impairments(d)	93	240	317	349
Haleon equity method (income)/loss	—	(40)	—	48
Other, net(e)	(97)	(146)	(233)	(404)
Other (income)/deductions––net	$739	$1,107	$1,692	$1,787
(a)The decrease in net interest expense in the second quarter and first six months of 2025 reflects (i) a decrease in interest expense primarily driven by a reduction in commercial paper outstanding and (ii) an increase in interest income due to higher total average investment asset balance compared to 2024.
(b)The net losses in the first six months of 2025 include, among other things, a net loss of $144 million related to our investment in Haleon, composed of unrealized losses of $1.0 billion, partially offset by $900 million in realized gains on the sales of our remaining investment.
(c)The amounts for the second quarter and first six months of 2025 primarily include certain product liability and other legal expenses. The amounts for the second quarter and first six months of 2024 primarily included certain product liability expenses related to products discontinued and/or divested by Pfizer.
(d)The first six months of 2025 primarily includes an intangible asset impairment charge associated with our Biopharma segment of $210 million for KRAS G12D, a Phase 2 indefinite-lived out-licensed asset that was discontinued by our out-licensing partner. The amounts for the second quarter and first six months of 2024 included a $240 million intangible asset impairment charge, associated with our Biopharma segment that represented IPR&D related to a Phase 3 study for the treatment of DMD, which reflected unfavorable clinical trial results.
(e)The first six months of 2025 primarily include dividend income of $111 million from our investment in ViiV. The first six months of 2024 included, among other things, a $150 million realized gain on the partial sale of our investment in Haleon and dividend income of $135 million from our investment in ViiV.

Additional information about the intangible assets that were impaired during 2025 follows:
					Six Months Ended
	Fair Value(a)				June 29, 2025
(MILLIONS)	Amount	Level 1	Level 2	Level 3	Impairment
Indefinite-lived licensing agreement(b)	$—	$—	$—	$—	$210
IPR&D(b), (c)	590	—	—	590	93
Developed technology rights(b)	—	—	—	—	14
Total	$590	$—	$—	$590	$317
(a)The fair value amount is presented as of the date of impairment, as this asset is not measured at fair value on a recurring basis. See Note 1E in our 2024 Form 10-K.
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
(c)See Note 9.
Note 5. Tax Matters
A. Taxes on Income/(Loss) from Continuing Operations
Our effective tax rate for continuing operations was 4.6% for the second quarter of 2025, compared to 130.2% for the second quarter of 2024, and was (0.8)% for the first six months of 2025, compared to 4.8% for the first six months of 2024. The lower effective tax rate for the second quarter of 2025, compared to the second quarter of 2024, was primarily due to a favorable change in the jurisdictional mix of earnings. The negative and lower effective tax rate for the first six months of 2025, compared to the first six months of 2024, was primarily due to tax benefits related to global income tax resolutions in multiple tax jurisdictions spanning multiple tax years.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We elected, with the filing of our 2018 U.S. Federal Consolidated Income Tax Return, to pay our initial estimated $15 billion repatriation tax liability on accumulated post-1986 foreign earnings (Transition Tax liability) over eight years through 2026. The seventh annual installment was paid by its April 15, 2025 due date. The eighth and final annual installment is due April 15, 2026 and is reported in current Income taxes payable as of June 29, 2025. Our obligations may vary due to the availability of attributes such as foreign tax and other credit carryforwards or carrybacks.
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
The U.S. is one of our major tax jurisdictions, and we are regularly audited by the IRS. Tax years 2019-2022 are under audit. Tax years 2023-2025 are open but not under audit. All other tax years are closed. In addition to the open audit years in the U.S., we have open audit years and certain related audits, appeals and investigations in certain major international tax jurisdictions dating back to 2014.
See Note 5D in our 2024 Form 10-K.
C. Tax Provision/(Benefit) on Other Comprehensive Income/(Loss)

Components of Tax provision/(benefit) on other comprehensive income/(loss) include:
	Three Months Ended		Six Months Ended
(MILLIONS)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Foreign currency translation adjustments, net(a)	$(269)	$18	$(372)	$42
Unrealized holding gains/(losses) on derivative financial instruments, net	(48)	26	(82)	70
Reclassification adjustments for (gains)/losses included in net income	(32)	(23)	(87)	(26)
	(80)	3	(169)	44
Unrealized holding gains/(losses) on available-for-sale securities, net	21	(3)	17	(9)
Reclassification adjustments for (gains)/losses included in net income	(10)	12	9	11
	10	9	26	1
Reclassification adjustments related to amortization of prior service costs and other, net	(6)	(9)	(13)	(13)
Reclassification adjustments related to curtailments of prior service costs and other, net	(1)	1	(10)	1
	(7)	(7)	(23)	(12)
Tax provision/(benefit) on other comprehensive income/(loss)	$(347)	$22	$(538)	$76
(a)Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that are expected to be held indefinitely.
Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following summarizes the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS)	Foreign Currency Translation Adjustments(a)	Derivative Financial Instruments	Available-For-Sale Securities	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, January 1, 2025	$(7,984)	$57	$(106)	$191	$(7,842)
Other comprehensive income/(loss)(b)	(56)	(645)	181	(76)	(596)
Balance, June 29, 2025	$(8,040)	$(589)	$75	$115	$(8,438)
(a)Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests.
(b)Foreign currency translation adjustments include net gains/(losses) related to the impact of our net investment hedging program.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments
A. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis and Fair Value Hierarchy, using a Market Approach:

	June 29, 2025			December 31, 2024
(MILLIONS)	Total	Level 1	Level 2	Total	Level 1	Level 2
Financial assets:
Short-term investments
Equity securities with readily determinable fair value(a)	$1,687	$—	$1,687	$7,848	$6,456	$1,392

Available-for-sale debt securities:
Government and agency—non-U.S.	5,640	—	5,640	6,855	—	6,855
Government and agency—U.S.	2,290	—	2,290	2,853	—	2,853
Corporate and other	1,595	—	1,595	1,173	—	1,173
	9,525	—	9,525	10,881	—	10,881
Total short-term investments	11,212	—	11,212	18,729	6,456	12,273
Other current assets
Derivative assets:
Foreign exchange contracts	281	—	281	1,056	—	1,056
Total other current assets	281	—	281	1,056	—	1,056
Long-term investments
Equity securities with readily determinable fair values(b)	1,118	1,118	—	1,246	1,246	—

Available-for-sale debt securities:
Government and agency—non-U.S.	1	—	1	—	—	—
	1	—	1	—	—	—
Total long-term investments	1,119	1,118	1	1,246	1,246	—
Other noncurrent assets
Derivative assets:
Interest rate contracts	59	—	59	13	—	13
Foreign exchange contracts	27	—	27	447	—	447
Total derivative assets	86	—	86	460	—	460
Insurance contracts(c)	923	—	923	875	—	875
Total other noncurrent assets	1,009	—	1,009	1,335	—	1,335
Total assets	$13,621	$1,118	$12,503	$22,366	$7,701	$14,665

Financial liabilities:
Other current liabilities
Derivative liabilities:
Interest rate contracts	$18	$—	$18	$28	$—	$28
Foreign exchange contracts	681	—	681	217	—	217
Total other current liabilities	698	—	698	245	—	245
Other noncurrent liabilities
Derivative liabilities:
Interest rate contracts	229	—	229	397	—	397
Foreign exchange contracts	984	—	984	723	—	723
Total other noncurrent liabilities	1,213	—	1,213	1,121	—	1,121
Total liabilities	$1,911	$—	$1,911	$1,366	$—	$1,366
(a)Includes money market funds primarily invested in U.S. Treasury and government debt. As of December 31, 2024, short-term equity securities included our investment in Haleon of $6.5 billion. In the first quarter of 2025, we sold the remaining portion of our investment in Haleon for $6.3 billion.
(b)Long-term equity securities of $131 million as of June 29, 2025 and $133 million as of December 31, 2024 were held in restricted trusts for U.S. non-qualified employee benefit plans.
(c)Includes life insurance policies held in restricted trusts for U.S. non-qualified employee benefit plans. The underlying invested assets in these contracts are marketable securities, which are carried at fair value, with changes in fair value recognized in Other (income)/deductions—net (see Note 4).
Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis––The carrying value of Long-term debt, excluding the current portion, was $58 billion as of June 29, 2025 and $57 billion as of December 31, 2024. The estimated fair value of such debt, using a market approach and Level 2 inputs, was $55 billion as of June 29, 2025 and $54 billion as of December 31, 2024.
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities, long-term receivables and short-term borrowings not measured at fair value on a recurring basis were not significant as of June 29, 2025 and December 31, 2024. The fair value measurements of our held-to-maturity debt securities and short-term

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

borrowings are based on Level 2 inputs. The fair value measurements of our long-term receivables and private equity securities are based on Level 3 inputs.
B. Investments
Total Short-Term, Long-Term and Equity-Method Investments

The following summarizes our investments by classification type:
(MILLIONS)	June 29, 2025	December 31, 2024
Short-term investments
Equity securities with readily determinable fair values	$1,687	$7,848
Available-for-sale debt securities	9,525	10,881
Held-to-maturity debt securities	399	705
Total Short-term investments	$11,611	$19,434

Long-term investments
Equity securities with readily determinable fair values(a)	$1,118	$1,246
Available-for-sale debt securities	1	—
Held-to-maturity debt securities	48	45
Private equity securities at cost(a)	729	719
Total Long-term investments	$1,896	$2,010
Equity-method investments	224	217
Total long-term investments and equity-method investments	$2,120	$2,228
Held-to-maturity cash equivalents	$390	$184
(a)Represent investments in the life sciences sector.
Debt Securities

Our investment portfolio consists of investment-grade debt securities issued across diverse governments, corporate and financial institutions:
	June 29, 2025							December 31, 2024
		Gross Unrealized			Maturities (in Years)				Gross Unrealized
(MILLIONS)	Amortized Cost	Gains	Losses	Fair Value	Within 1	Over 1 to 5	Over 5	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Government and agency––non-U.S.	$5,556	$85	$(1)	$5,640	$5,640	$1	$—	$6,970	$8	$(123)	$6,855
Government and agency––U.S.	2,290	—	—	2,290	2,290	—	—	2,853	—	—	2,853
Corporate and other	1,593	2	—	1,595	1,595	—	—	1,179	—	(6)	1,173
Held-to-maturity debt securities
Time deposits and other	832	—	—	832	789	9	34	697	—	—	697
Government and agency––non-U.S.	5	—	—	5	—	5	—	237	—	—	237
Total debt securities	$10,276	$87	$(1)	$10,362	$10,314	$14	$34	$11,935	$8	$(129)	$11,814
Any expected credit losses to these portfolios would be immaterial to our financial statements.
Equity Securities

The following presents the calculation of the portion of unrealized (gains)/losses that relates to equity securities, excluding equity-method investments, held at the reporting date:
	Three Months Ended		Six Months Ended
(MILLIONS)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net (gains)/losses recognized during the period on equity securities(a)	$(75)	$342	$295	$317
Less: Net (gains)/losses recognized during the period on equity securities sold during the period	(10)	(2)	(934)	(216)
Net unrealized (gains)/losses during the reporting period on equity securities still held at the reporting date(b)	$(65)	$344	$1,230	$533
(a)Reported in Other (income)/deductions––net. See Note 4.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b)Included in net unrealized (gains)/losses are observable price changes on equity securities without readily determinable fair values. As of June 29, 2025, there were cumulative impairments and downward adjustments of $435 million and upward adjustments of $239 million. Impairments, downward and upward adjustments were not material to our operations in the second quarters and first six months of 2025 and 2024.
C. Short-Term Borrowings

Short-term borrowings include:
(MILLIONS)	June 29, 2025	December 31, 2024
Commercial paper, principal amount	$—	$2,453
Current portion of long-term debt, principal amount	4,250	3,750
Other short-term borrowings, principal amount(a)	50	755
Total short-term borrowings, principal amount	4,300	6,957
Net unamortized discounts, premiums and debt issuance costs	(4)	(12)
Total Short-term borrowings, including current portion of long-term debt, carried at historical proceeds, as adjusted	$4,295	$6,946
(a)Primarily includes cash collateral. See Note 7F.
D. Long-Term Debt
Issuance

In May 2025, we issued in Euro, through our wholly-owned finance subsidiary, PNIF, the following senior unsecured notes for general corporate purposes(a), (b) :
(MILLIONS)		Principal
Coupon Rate	Maturity Date	June 29, 2025
2.875%	May 19, 2029	€750
3.250%	May 19, 2032	1,000
3.875%	May 19, 2037	750
4.250%	May 19, 2045	800
Total long-term debt issued in the second quarter of 2025(c)		€3,300
(a)The notes are fully and unconditionally guaranteed on a senior unsecured basis by Pfizer Inc. PNIF has no assets or operations and will have no assets or operations, other than as related to the issuance, administration and repayment of the notes and any other debt securities that it may issue in the future.
(b)The notes may be redeemed by us at any time, in whole, or in part, at a make-whole redemption price plus accrued and unpaid interest.
(c)The weighted average effective interest rate for the notes at issuance was 3.605%.

The following summarizes the aggregate principal amount of our senior unsecured long-term debt, and adjustments to report our aggregate long-term debt:
(MILLIONS)	June 29, 2025	December 31, 2024
Total long-term debt, principal amount	$57,098	$57,147
Net fair value adjustments related to hedging and purchase accounting	872	701
Net unamortized discounts, premiums and debt issuance costs	(468)	(444)
Total long-term debt, carried at historical proceeds, as adjusted	$57,502	$57,405
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

like interest rate swaps, either to hedge or offset the exposure to changes in the fair value of hedged items with fixed interest rates, or to convert variable rate debt or investments to fixed rates. The derivative financial instruments primarily hedge U.S. dollar fixed-rate debt.

The following summarizes the fair value of the derivative financial instruments and notional amounts:
	June 29, 2025			December 31, 2024
		Fair Value			Fair Value
(MILLIONS)	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$24,681	$184	$1,438	$23,991	$1,250	$719
Interest rate contracts	6,750	59	246	6,750	13	425
		243	1,684		1,263	1,144
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$21,634	124	227	$26,335	253	221
Total		$367	$1,911		$1,516	$1,366
(a)The notional amount of outstanding foreign exchange contracts hedging our intercompany forecasted inventory sales was $5.0 billion as of June 29, 2025 and $5.0 billion as of December 31, 2024.

The following summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk exposures:
	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Three Months Ended
(MILLIONS)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Interest rate contracts	$—	$—	$—	$—	$(1)	$—
Foreign exchange contracts(b)	—	—	(289)	117	92	137
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	17	10	16	10
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	72	(36)	—	—	—	—
Hedged item	(73)	36	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	(924)	81	—	—
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	74	31	52	40
Non-Derivative Financial Instruments in Net Investment Hedge Relationships(d):
Foreign currency long-term debt	—	—	(70)	8	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	118	(13)	—	—	—	—
	$118	$(13)	$(1,193)	$247	$158	$187

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Six Months Ended
(MILLIONS)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Interest rate contracts	$—	$—	$—	$—	$—	$—
Foreign exchange contracts(b)	—	—	(427)	327	387	142
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	32	17	32	17
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	215	(224)	—	—	—	—
Hedged item	(215)	224	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	(1,361)	315	—	—
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	148	52	93	76
Non-Derivative Financial Instruments in Net Investment Hedge Relationships(d):
Foreign currency long-term debt	—	—	(101)	26	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	88	42	—	—	—	—
	$88	$42	$(1,709)	$737	$512	$235
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
(b)The amounts reclassified from OCI into COS were:
•a net gain of $30 million in the second quarter of 2025;
•a net gain of $93 million in the first six months of 2025;
•a net gain of $38 million in the second quarter of 2024; and
•a net gain of $70 million in the first six months of 2024.
The remaining amounts were reclassified from OCI into OID. Based on quarter-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax loss of $230 million within the next 12 months into income. The maximum length of time over which we are hedging our exposure to the variability in future foreign exchange cash flows is approximately 18 years and relates to foreign currency debt.
(c)    The amounts reclassified from OCI were reclassified into OID.
(d) Long-term debt includes foreign currency borrowings, which are used in net investment hedges; the related carrying values as of June 29, 2025 and December 31, 2024 were $878 million and $777 million, respectively.

The following summarizes cumulative basis adjustments to our long-term debt in fair value hedges:
	June 29, 2025			December 31, 2024
		Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount			Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount
(MILLIONS)	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships
Long-term debt	$7,133	$(169)	$856	$7,154	$(384)	$891
(a)Carrying amounts exclude the cumulative amount of fair value hedging adjustments.
F. Credit Risk
A significant portion of our trade accounts receivable balances are due from wholesalers and governments. For additional information on our trade accounts receivables with significant customers, see Note 17C in our 2024 Form 10-K.
As of June 29, 2025, the largest investment exposures in our portfolio consisted primarily of U.S. government money market funds, as well as sovereign debt instruments issued by the U.S., Germany, Canada, Japan and the U.K.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

With respect to our derivative financial instrument agreements with financial institutions, we do not expect to incur a significant loss from failure of any counterparty. Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements with credit-support annexes that contain zero threshold provisions requiring collateral to be exchanged daily depending on levels of exposure. As a result, there are no significant concentrations of credit risk with any individual financial institution. As of June 29, 2025, the aggregate fair value of these derivative financial instruments that are in a net payable position was $1.1 billion, for which we have posted collateral of $1.1 billion with a corresponding amount reported in Short-term investments. As of June 29, 2025, the aggregate fair value of our derivative financial instruments that are in a net receivable position was $42 million, for which we have received collateral of $43 million with a corresponding amount reported in Short-term borrowings, including current portion of long-term debt.
Note 8. Other Financial Information
A. Inventories

The following summarizes the components of Inventories:
(MILLIONS)	June 29, 2025	December 31, 2024
Finished goods	$4,126	$3,775
Work-in-process	6,514	6,101
Raw materials and supplies	1,029	976
Inventories	$11,669	$10,851
Noncurrent inventories not included above(a)	$2,360	$2,663
(a)Included in Other noncurrent assets. Based on our current estimates and assumptions, there are no recoverability issues for these amounts.
B. Other Current Liabilities
Other current liabilities include, among other things, amounts payable to BioNTech for the gross profit split for Comirnaty, which totaled $94 million as of June 29, 2025 and $1.3 billion as of December 31, 2024.
C. Supplier Finance Program Obligation
We maintain voluntary supply chain finance agreements with several participating financial institutions. Under these agreements, participating suppliers may voluntarily elect to sell their accounts receivable with Pfizer to these financial institutions. As of June 29, 2025 and December 31, 2024, respectively, $501 million and $688 million of our trade payables to suppliers who participate in these financing arrangements were outstanding.
Note 9. Identifiable Intangible Assets, Net and Goodwill
A. Identifiable Intangible Assets

The following summarizes the components of Identifiable intangible assets:
	June 29, 2025			December 31, 2024
(MILLIONS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, Net
Finite-lived intangible assets
Developed technology rights(a)	$100,537	$(67,907)	$32,629	$99,397	$(65,044)	$34,353
Brands	1,274	(1,012)	262	1,277	(992)	285
Licensing agreements and other	2,740	(1,603)	1,137	2,724	(1,513)	1,210
	104,551	(70,522)	34,028	103,397	(67,549)	35,848
Indefinite-lived intangible assets
IPR&D(a)	18,213		18,213	18,893		18,893
Licensing agreements and other(b)	461		461	670		670
	18,674		18,674	19,563		19,563
Identifiable intangible assets(c)	$123,224	$(70,522)	$52,702	$122,961	$(67,549)	$55,411
(a)The changes in the gross carrying amounts primarily reflect the transfer of $590 million from IPR&D to developed technology rights for talazoparib (Talzenna), as well as the impact of foreign exchange.
(b)The decrease in the gross carrying amount reflects an impairment of $210 million (see Note 4).
(c)The decrease is primarily due to amortization expense of $2.4 billion.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Goodwill
As a result of the organizational changes to the commercial structure within the Biopharma operating segment effective in the first quarter of 2025 (see Note 13A), our goodwill was reallocated among impacted reporting units. We completed the re-allocation during the first quarter of 2025 and concluded that none of our goodwill was impaired. All goodwill continues to be assigned within the Biopharma reportable segment.
Note 10. Pension and Postretirement Benefit Plans

The following summarizes the components of net periodic benefit cost/(credit):
	Pension Plans
	U.S.		International		Postretirement Plans
	Three Months Ended
(MILLIONS)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Service cost	$—	$—	$26	$23	$4	$4
Interest cost	133	139	72	77	6	6
Expected return on plan assets	(184)	(208)	(81)	(80)	(14)	(13)
Amortization of prior service cost/(credit)	—	—	1	1	(25)	(29)
Curtailments	—	—	—	—	(9)	—
Special termination benefits	—	—	—	2	—	—
Net periodic benefit cost/(credit) reported in income	$(51)	$(69)	$18	$23	$(38)	$(33)

	Pension Plans
	U.S.		International		Postretirement Plans
	Six Months Ended
(MILLIONS)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Service cost	$—	$—	$50	$44	$8	$7
Interest cost	265	277	143	155	13	12
Expected return on plan assets	(368)	(416)	(161)	(160)	(28)	(25)
Amortization of prior service cost/(credit)	—	1	2	2	(57)	(59)
Curtailments	—	—	(9)	(2)	(59)	—
Special termination benefits	—	—	—	6	—	—
Net periodic benefit cost/(credit) reported in income	$(102)	$(139)	$26	$46	$(123)	$(65)
The components of net periodic benefit cost/(credit) other than the service cost component are primarily included in Other (income)/deductions––net (see Note 4).
For the six months ended June 29, 2025, we contributed $79 million to our U.S. Pension Plans and $64 million to our International Pension Plans from our general assets, which include direct employer benefit payments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Earnings Per Common Share Attributable to Pfizer Inc. Common Shareholders

The following presents the detailed calculation of EPS:
	Three Months Ended		Six Months Ended
(MILLIONS)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
EPS Numerator
Income from continuing operations attributable to Pfizer Inc. common shareholders	$2,885	$24	$5,852	$3,144
Discontinued operations––net of tax	25	17	25	12
Net income attributable to Pfizer Inc. common shareholders	$2,910	$41	$5,877	$3,156
EPS Denominator
Weighted-average number of common shares outstanding––Basic	5,685	5,666	5,680	5,662
Common-share equivalents	21	29	28	35
Weighted-average number of common shares outstanding––Diluted	5,706	5,696	5,708	5,696
Anti-dilutive common stock equivalents(a)	8	23	12	24
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
In April 2025, we brought a patent infringement action against Annora Pharma Private Limited (Annora) asserting the infringement and validity of our composition of matter patent, covering immediate release formulations of tofacitinib that was challenged by Annora in its ANDA seeking approval to market a generic version of tofacitinib 5 mg and 10 mg immediate release tablets. In May 2025, we settled the action against Annora on terms not material to us.
In May 2025, we brought a patent infringement action against Somerset Therapeutics LLC (Somerset) asserting the infringement and validity of our composition of matter patent, covering Xeljanz that was challenged by Somerset in its ANDA seeking approval to market a generic version of tofacitinib immediate release (5 mg, 10 mg) tablets.
In June 2025, we brought a patent infringement action against Orient Pharma Co., Ltd. (Orient) asserting the infringement and validity of our extended-release formulation patents, covering Xeljanz XR that were challenged by Orient in its ANDA seeking approval to market a generic version of tofacitinib extended-release (11 mg, 22 mg) tablets.
In June 2025, we brought a patent infringement action against Apotex Inc. asserting the infringement and validity of our composition of matter patent, covering Xeljanz XR that was challenged by Apotex Inc. in its ANDA seeking approval to market a generic version of tofacitinib extended-release (11 mg, 22 mg) tablets.
Mektovi (binimetinib)
Beginning in August 2022, two generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of Mektovi. The companies assert the invalidity and non-infringement of two method of use patents expiring in 2030, a method of use patent expiring in 2031, two method of use patents expiring in 2033, and a product by process patent expiring in 2033. Beginning in September 2022, we brought patent infringement actions against both of the generic filers in the U.S. District Court for the District of Delaware, asserting the validity and infringement of all six patents. In January 2025, we settled with one of the generic companies on terms not material to us. In June 2025, we settled with the second generic company on terms not material to us, and the case was dismissed.
In August 2022, we received notice from Teva Pharmaceuticals, Inc. (Teva) that it had filed an ANDA seeking approval to market a generic version of Mektovi. Teva asserts the invalidity and non-infringement of two method of use patents expiring in 2033 and a product by process patent expiring in 2033. In June 2023, we brought a patent infringement action against Teva in the U.S. District Court for the District of Delaware, asserting the validity and infringement of the three patents. In August 2025, the case against Teva was dismissed.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Inlyta (axitinib)
In October 2024, Sandoz Inc. (Sandoz) notified us that it had filed an ANDA with the FDA seeking approval to market a generic version of Inlyta. Sandoz asserts the invalidity and non-infringement of the crystalline form patent for Inlyta that expires in 2030. In November 2024, we filed suit against Sandoz in the U.S. District Court for the District of Delaware, asserting the validity and infringement of the crystalline form patent for Inlyta. In June 2025, we settled with Sandoz on terms not material to us.
Actions in Which We are the Defendant
Comirnaty (tozinameran)
In March 2022, Alnylam Pharmaceuticals, Inc. (Alnylam) filed a complaint in the U.S. District Court for the District of Delaware against Pfizer and Pharmacia & Upjohn Company LLC, our wholly owned subsidiary, alleging that Comirnaty infringes a U.S. patent issued in February 2022, and seeking unspecified monetary damages. In July 2022, Alnylam filed a second complaint in the U.S. District Court for the District of Delaware against Pfizer, Pharmacia & Upjohn Company LLC, BioNTech and BioNTech Manufacturing GmbH, alleging that Comirnaty infringes a U.S. patent issued in July 2022, and seeking unspecified monetary damages. In May 2023, Alnylam filed a separate complaint in the U.S. District Court for the District of Delaware against Pfizer and Pharmacia & Upjohn Company LLC alleging that Comirnaty infringes four additional U.S. patents issued on various dates in 2023 and seeking unspecified monetary damages. In February 2025, one of the patents asserted in the May 2023 complaint was dismissed from the litigation by stipulation of the parties. In July 2025, the District Court issued a judgment that Comirnaty does not infringe any of the patents asserted by Alnylam.
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
In August 2022, ModernaTX filed a patent infringement action in Germany against Pfizer and certain subsidiary companies, as well as BioNTech and certain subsidiary companies, alleging that Comirnaty infringes two European patents. In March 2025, a German court found the asserted patents infringed; no decision on invalidity was rendered. In September 2022, ModernaTX filed patent infringement actions in the U.K. and in the Netherlands against Pfizer and certain subsidiary companies, as well as BioNTech and certain subsidiary companies, on the same two European patents. In its complaints, ModernaTX stated that it is seeking damages for alleged infringement occurring after March 7, 2022. In November 2023, one of the European patents was revoked by the European Patent Office. In December 2023, the other European patent was declared invalid by a court in the Netherlands (the invalidity decision is limited to the Netherlands). In July 2024, the U.K. court revoked one patent, ruling that it was invalid, and held that the other patent was valid and infringed. In July 2025, the U.K. Court of Appeal affirmed the lower court ruling that the other patent is valid and infringed. ModernaTX has also filed additional patent infringement actions against Pfizer and BioNTech in certain other ex-U.S. jurisdictions.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In August 2024, GSK Group filed an amended complaint alleging that Comirnaty infringes three additional U.S. patents. In July 2025, GSK Group sued several Pfizer and BioNTech entities in Ireland, alleging that Comirnaty infringes three European patents. Also in July 2025, GSK Group sued several Pfizer and BioNTech entities in the Unified Patent Court, alleging that Comirnaty infringes two European patents, both of which are at issue in the Irish lawsuit.
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
Many of these Zantac-related cases have been outstanding for a number of years. From time to time, Pfizer has explored and will continue to explore opportunistic settlements of these matters. As of August 2025, Pfizer had settled, or entered into definitive agreements or agreements-in-principle to settle, subject to certain conditions, a substantial majority of the cases filed in state courts in which the plaintiff alleges use of a Pfizer product. The remaining unresolved state court cases continue in various state courts.
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
Subpoena relating to Tris Pharma/Quillivant XR
In October 2018, we received a subpoena from the U.S. Attorney’s Office for the Southern District of New York (SDNY) seeking records relating to our relationship with another drug manufacturer and its production and manufacturing of drugs including, but not limited to, Quillivant XR. We have produced records in response to this request and, in June 2025, the SDNY and numerous related states on whose behalf the SDNY had been investigating, declined to intervene in a qui tam action that had been filed by a relator.
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
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 29, 2025, the estimated fair value of these indemnification obligations is not material to Pfizer.
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
See Note 7D for information on Pfizer Inc.’s guarantee of the debt issued by PNIF in May 2025 and see Note 7D in our 2024 Form 10-K, for information on Pfizer Inc.’s guarantee of the debt issued by Pfizer Investment Enterprises Pte. Ltd. (a wholly owned subsidiary of Pfizer) in May 2023. We have also guaranteed the long-term debt of certain subsidiaries of Pfizer and certain companies that we acquired and that now are subsidiaries of Pfizer.

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
Our commercial divisions market, sell and distribute our products, and global operating functions are responsible for the research, development, manufacturing and supply of our products. Each operating segment is supported by our global corporate enabling functions. At the beginning of 2025, we made the following changes within our Biopharma reportable segment that went into effect on January 1, 2025 to support our continued focus on commercial execution and to further strengthen Pfizer’s capabilities and leadership in discovering and developing breakthrough medicines and vaccines:
•transitioned all activities within the former Pfizer Oncology Division to other parts of Biopharma. Specifically, within our Biopharma reportable segment the U.S. Oncology commercial organization and the global Oncology marketing organization, which were part of the former Pfizer Oncology Division, are now part of the Pfizer U.S. Commercial Division. As of January 1, 2025, the commercial structure within our Biopharma reportable segment is now comprised of the Pfizer U.S. Commercial Division, which now focuses on the commercialization of Pfizer’s entire product portfolio in the U.S. and is led by the Chief U.S. Commercial Officer, Executive Vice President, and the Pfizer International Commercial Division, which focuses on the commercialization of Pfizer’s entire product portfolio in all international markets and is led by the Chief International Commercial Officer, Executive Vice President.
•strategically combined our former global Oncology Research and Development (ORD) and Pfizer Research and Development (PRD) divisions to form a single Pfizer R&D organization led by the Chief Scientific Officer and President, Research and Development. This organization is responsible for overseeing all R&D activities with end-to-end responsibilities that span from discovery to late-phase clinical development, including facilitating regulatory submissions, engaging with health authorities and global medical strategies. The R&D organization also includes science-based disciplines, providing comprehensive technical expertise for the development of Pfizer's medicines and vaccines. A newly formed Chief Medical Office is part of this structure, advancing medical and scientific knowledge by generating evidence-based insights to drive informed regulatory and healthcare decisions. It ensures all stakeholders – including patients, healthcare providers, pharmacists, payors, and health authorities – have complete and up-to-date information on the benefits and risks associated with our products. R&D spending may encompass upfront and pre-approval milestone payments for intellectual property rights related to its programs which would be recorded as Acquired in-process research and development expenses.
Other Business Activities and Reconciling Items––Other business activities include the operating results of PC1 and Pfizer Ignite as well as certain pre-tax costs not allocated to our operating segment results, such as costs associated with corporate enabling functions and other corporate costs, as well as for the three and six months ended June 30, 2024, our share of earnings from Haleon. In 2025, Pfizer made the decision to discontinue Pfizer Ignite and has begun winding down this business while collaborating closely with our Ignite partners to ensure continuity and the successful transition of work. Reconciling items include the following items, transactions and events that are not allocated to our operating segments: (i) all amortization of intangible assets; (ii) acquisition-related items; and (iii) certain significant items, representing substantive and/or unusual, and in some cases recurring, items that are evaluated on an individual basis by management and that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis.
Segment Assets––We manage our assets on a total company basis, not by operating segment, as our operating assets are shared or commingled. Therefore, our CODM does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were $206 billion as of June 29, 2025 and $213 billion as of December 31, 2024.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Selected Statement of Operations Information

The following provides selected information by reportable segment:
	Three Months Ended
	Total Revenues		Earnings(a)		Depreciation and Amortization(b)
(MILLIONS)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Reportable Segment:
Biopharma(c)	$14,305	$12,991	$6,929	$5,897	$339	$330
Other business activities(d)	348	292	(1,799)	(1,985)	73	91
Reconciling Items:
Amortization of intangible assets			(1,211)	(1,307)	1,211	1,307
Acquisition-related items			(338)	(617)	(2)	1
Certain significant items(e)			(537)	(2,091)	3	1
	$14,653	$13,283	$3,044	$(103)	$1,625	$1,730

	Six Months Ended
	Total Revenues		Earnings(a)		Depreciation and Amortization(b)
(MILLIONS)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Reportable Segment:
Biopharma(c)	$27,746	$27,595	$14,033	$13,519	$671	$667
Other business activities(d)	622	567	(3,220)	(3,992)	147	177
Reconciling Items:
Amortization of intangible assets			(2,421)	(2,615)	2,421	2,615
Acquisition-related items			(620)	(1,125)	(3)	2
Certain significant items(e)			(1,944)	(2,469)	7	5
	$28,367	$28,162	$5,828	$3,318	$3,243	$3,467
(a)Income/(loss) from continuing operations before provision/(benefit) for taxes on income/(loss).
(b)Certain production facilities are shared. Depreciation is allocated based on estimates of physical production.
(c)Biopharma’s earnings in the first six months of 2025 reflect a credit to Cost of sales representing a favorable revision of our estimate of accrued royalties. Biopharma’s revenues and earnings in the first six months of 2024 reflected a non-cash favorable product return adjustment of $771 million (see Note 13C). Biopharma’s earnings also include dividend income from our investment in ViiV of $73 million in the second quarter of 2025 and $74 million in the second quarter of 2024, and $111 million in the first six months of 2025 and $135 million in the first six months of 2024 recorded in Other (income)/deductions––net.
(d)Other business activities include revenues and costs associated with PC1 and Pfizer Ignite as well as costs that we do not allocate to our operating segments, per above.
(e)Earnings in the first six months of 2025 include, among other items, restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring of $670 million (primarily recorded in Restructuring charges and certain acquisition-related costs) and charges for certain legal matters of $564 million recorded in Other (income)/deductions––net. Earnings in the second quarter and the first six months of 2024 included, among other items, restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring of $1.2 billion (primarily recorded in Restructuring charges and certain acquisition-related costs). See Notes 3 and 4.

The following provides Biopharma reportable segment information regularly provided to the CODM:
	Three Months Ended		Six Months Ended
(MILLIONS)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Biopharma reportable segment:
Biopharma total revenues	$14,305	$12,991	$27,746	$27,595
Less:
Cost of sales	3,075	2,411	5,389	5,054
Selling, informational and administrative expenses	2,305	2,473	4,455	4,808
Research and development expenses	2,109	2,293	4,050	4,445
Acquired in-process research and development expenses	2	7	11	7
Other (income)/deductions––net	(115)	(90)	(193)	(237)
Biopharma earnings	$6,929	$5,897	$14,033	$13,519

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Geographic Information

The following summarizes revenues by geographic area:
	Three Months Ended		Six Months Ended
(MILLIONS)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
United States	$8,894	$7,892	$17,268	$17,406
International:
Developed Markets	3,393	3,164	6,571	6,362
Emerging Markets	2,366	2,227	4,529	4,394
Total revenues	$14,653	$13,283	$28,367	$28,162
C. Other Revenue Information
Significant Revenues by Product
The following provides detailed revenue information for several of our major products:

(MILLIONS)		Three Months Ended		Six Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
TOTAL REVENUES		$14,653	$13,283	$28,367	$28,162
GLOBAL BIOPHARMACEUTICALS BUSINESS (BIOPHARMA)		$14,305	$12,991	$27,746	$27,595
Primary Care		$5,540	$4,952	$11,236	$12,163
Eliquis(a)	Nonvalvular atrial fibrillation, deep vein thrombosis, pulmonary embolism	2,003	1,877	3,926	3,917
Prevnar family	Active immunization to prevent pneumonia, invasive disease and otitis media caused by Streptococcus pneumoniae	1,383	1,359	3,043	3,050
Comirnaty	Active immunization to prevent COVID-19	381	195	945	548
Paxlovid(b)	COVID-19 in certain high-risk patients	427	251	918	2,286
Nurtec ODT/Vydura	Acute treatment of migraine and prevention of episodic migraine	359	356	607	533
Abrysvo	Active immunization to prevent RSV infection	143	56	274	201
FSME-IMMUN/TicoVac	Active immunization to prevent tick-borne encephalitis disease	109	100	172	165
All other Primary Care	Various	736	759	1,350	1,463
Specialty Care		$4,378	$4,083	$8,364	$7,926
Vyndaqel family	ATTR-CM and polyneuropathy	1,615	1,323	3,101	2,460
Xeljanz	RA, PsA, UC, active polyarticular course juvenile idiopathic arthritis, ankylosing spondylitis	322	303	450	497
Sulperazon (Outside the U.S. and Canada)	Bacterial infections	166	144	330	311
Zavicefta (Outside the U.S. and Canada)	Bacterial infections	163	150	299	275
Enbrel (Outside the U.S. and Canada)	RA, juvenile idiopathic arthritis, PsA, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	154	179	294	338
Inflectra	Crohn’s disease, pediatric Crohn’s disease, UC, pediatric UC, RA in combination with methotrexate, ankylosing spondylitis, PsA and plaque psoriasis	139	97	291	255
Zithromax	Bacterial infections	56	74	213	274
Genotropin	Replacement of human growth hormone	106	119	201	239
Cresemba	Invasive aspergillosis and mucormycosis	111	71	184	146
Cibinqo	Atopic dermatitis	69	47	127	89
All other Hospital	Various	1,087	1,146	2,170	2,221
All other Specialty Care	Various	390	429	705	821
Oncology		$4,387	$3,956	$8,145	$7,505
Ibrance	HR-positive/HER2-negative metastatic breast cancer	1,049	1,130	2,026	2,184
Xtandi(c)	mCRPC, nmCRPC, mCSPC, nmCSPC	566	495	1,023	913
Padcev	Locally advanced or metastatic urothelial cancer	542	394	967	735
Oncology biosimilars(d)	Various	353	279	617	543
Lorbrena	ALK-positive metastatic NSCLC	251	169	473	332
Adcetris(e)	Certain lymphomas including classical hodgkin lymphoma, T-cell lymphoma and relapsed/refractory diffuse large B-cell lymphoma	255	279	472	536
Inlyta	Advanced renal cell carcinoma	243	252	462	489
Braftovi/Mektovi	Metastatic melanoma in patients with a BRAFV600E/K mutation and for metastatic NSCLC in patients with a BRAFV600E mutation; and, for Braftovi for the treatment of BRAFV600E-mutant mCRC, in combination with Erbitux® (cetuximab)(f) (after prior therapy) or cetuximab and mFOLFOX6	182	148	317	264

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(MILLIONS)		Three Months Ended		Six Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Bosulif	Philadelphia chromosome–positive chronic myelogenous leukemia	149	167	300	313
Tukysa	Unresectable or metastatic HER2-positive breast cancer; RAS wild-type, HER2-positive unresectable or metastatic colorectal cancer	132	121	234	227
Aromasin	Post-menopausal early and advanced breast cancer	111	87	219	170
Elrexfio	Relapsed or refractory multiple myeloma	85	22	145	35
Talzenna	Treatment of BRCA gene-mutated, HER2-negative, inoperable or recurrent breast cancer; and, in combination with Xtandi (enzalutamide), of adult patients with HRR gene-mutated mCRPC	46	32	86	55
Tivdak	Recurrent or mCC	46	33	79	60
All other Oncology	Various	380	347	725	648
PFIZER CENTREONE(g)		$328	$278	$585	$535
PFIZER IGNITE		$20	$15	$37	$32

BIOPHARMA		$14,305	$12,991	$27,746	$27,595
PFIZER U.S. COMMERCIAL DIVISION(h)		8,793	7,828	17,078	17,254
PFIZER INTERNATIONAL COMMERCIAL DIVISION		5,512	5,163	10,668	10,341

Total Alliance revenues included above		$2,273	$2,067	$4,386	$4,240
Total Royalty revenues included above		$426	$345	$734	$608
(a)Reflects alliance revenues and product revenues.
(b)The amount for the first six months of 2024 included a $771 million favorable final adjustment to the estimated non-cash revenue reversal of $3.5 billion recorded in the fourth quarter of 2023, reflecting 5.1 million EUA-labeled treatment courses returned by the U.S. government through February 29, 2024 versus the estimated 6.5 million treatment courses that were expected to be returned as of December 31, 2023.
(c)Primarily reflects alliance revenues and royalty revenues.
(d)Biosimilars are highly similar versions of approved and authorized biological medicines. Oncology biosimilars primarily include Ruxience, Retacrit, Zirabev, Trazimera and Nivestym.
(e)Reflects product revenues and royalty revenues.
(f)Erbitux® is a registered trademark of ImClone LLC.
(g)PC1 includes revenues from our contract manufacturing and our active pharmaceutical ingredient sales operation, as well as revenues related to our manufacturing and supply agreements with legacy Pfizer businesses/partnerships.
(h)Refer to Note 13A above.
Remaining Performance Obligations––Contracted revenue expected to be recognized from remaining performance obligations for firm orders in long-term contracts to supply Comirnaty and Paxlovid to our customers totaled approximately $4 billion and $1 billion, respectively, as of June 29, 2025, which includes amounts received in advance and deferred, as well as amounts that will be invoiced as we deliver these products to our customers in future periods. Of these amounts, current contract terms provide for expected delivery of product with contracted revenue from 2025 through 2031, the timing of which may be renegotiated. Remaining performance obligations are based on foreign exchange rates as of the end of our fiscal second quarter of 2025 and exclude arrangements with an original expected contract duration of less than one year. Remaining performance obligations associated with contracts for other products and services were not significant as of June 29, 2025 or December 31, 2024.
Deferred Revenues––Our deferred revenues primarily relate to advance payments received or receivable from various government or government sponsored customers for supply of Paxlovid and Comirnaty. The deferred revenues related to Paxlovid and Comirnaty totaled $1.9 billion as of June 29, 2025, with $1.0 billion and $906 million recorded in current liabilities and noncurrent liabilities, respectively. The deferred revenues related to Paxlovid and Comirnaty totaled $2.2 billion as of December 31, 2024, with $1.4 billion and $785 million recorded in current liabilities and noncurrent liabilities, respectively. The decrease in Paxlovid and Comirnaty deferred revenues during the first six months of 2025 was primarily driven by amounts recognized in Product revenues as we delivered the products to our customers. During the second quarter and the first six months of 2025, we recognized revenue of approximately $45 million and $380 million, respectively, that was included in the balance of Paxlovid and Comirnaty deferred revenues as of December 31, 2024. The Paxlovid and Comirnaty deferred revenues as of June 29, 2025 will be recognized in Product revenues proportionately as we transfer control of the products to our customers and satisfy our performance obligations under the contracts, with the amounts included in current liabilities expected to be recognized in Product revenues within the next 12 months, and the amounts included in noncurrent liabilities expected to be recognized in Product revenues from 2026 through 2028. Deferred revenues associated with contracts for other products were not significant as of June 29, 2025 or December 31, 2024.

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
•In connection with our efforts to simplify the structure and sharpen the focus of our R&D organization, in the first quarter of 2025, we expanded this program after having identified additional opportunities to drive improvements in productivity and operational efficiencies through enhanced digital enablement, including automation and AI, and simplification of business processes.
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
Our Business Development Initiatives––We are committed to strategically capitalizing on growth opportunities, primarily by advancing our own product pipeline and maximizing the value of our existing products, but also through various business development activities. For a description of the more significant recent transactions through February 27, 2025, the filing date of our 2024 Form 10-K, see Note 2 in our 2024 Form 10-K. See Note 2 and the following for significant recent activities:
In-Licensing Arrangement with 3SBio––In July 2025, we completed an exclusive global, ex-China, in-licensing agreement with 3SBio, a leading Chinese biopharmaceutical company, for the development, manufacturing and commercialization of SSGJ-707, a bispecific antibody targeting PD-1 and vascular endothelial growth factor, currently undergoing several clinical trials in China for NSCLC, mCRC, and gynecological tumors. Under the terms of the agreement, 3SBio will receive an upfront payment of $1.25 billion and is eligible to receive milestone payments associated with certain development, regulatory and commercial milestones up to $4.8 billion as well as tiered double-digit royalties on sales of SSGJ-707, if approved. Additionally, the agreement provides Pfizer the option to extend the license to include exclusive development and commercialization rights to SSGJ-707 in China. In exchange for the option to the exclusive rights in China, we will make an upfront payment to 3SBio of $100 million and, in the event the option is exercised, we would pay an option exercise fee of up to $50 million depending on future events. In connection with this transaction, we will record a $1.35 billion charge in the third quarter of 2025 in Acquired in-process research and development expenses, which will be presented as a cash outflow from operating activities. We also made a $100 million equity investment in 3SBio.
Our Second Quarter 2025 and First Six Months of 2025 Performance
Total Revenues––Total revenues increased $1.4 billion, or 10%, in the second quarter of 2025 to $14.7 billion from $13.3 billion in the second quarter of 2024, reflecting an operational increase of $1.3 billion, or 10%, as well as a de minimis impact of foreign exchange. The operational increase was primarily driven by growth from the Vyndaqel family, Comirnaty, Paxlovid, Padcev, Eliquis, Abrysvo, Lorbrena and several other products despite the unfavorable impact of higher manufacturer discounts resulting from the IRA Medicare Part D Redesign, partially offset by a decline in Ibrance.
Total revenues increased $205 million, or 1%, in the first six months of 2025 to $28.4 billion from $28.2 billion in the first six months of 2024, reflecting an operational increase of $439 million, or 2%, partially offset by an unfavorable impact of foreign exchange of $234 million, or 1%. The operational increase was primarily driven by growth from the Vyndaqel family, Comirnaty, Padcev, Lorbrena, Xtandi, Elrexfio and several other products despite the unfavorable impact of higher manufacturer discounts resulting from the IRA Medicare Part D Redesign, partially offset by declines in Paxlovid and several other products.
See the Total Revenues by Geography and Total Revenues––Selected Product Discussion sections for more information, including a discussion of key drivers of our revenue performance. Certain of our vaccines, including Comirnaty, are subject to seasonality of demand, with a greater portion of revenues anticipated in the fall and winter seasons, as well as potential changes in recommendation for vaccination, and Paxlovid revenues trend with infection rates. See also The Global Economic Environment––COVID-19 section below for information about our COVID-19 products. For information regarding the primary indications or class of certain products, see Note 13C.
Income/(loss) from Continuing Operations Before Provision/(Benefit) for Taxes on Income/(loss)––Income from continuing operations before provision/(benefit) for taxes on income was $3.0 billion in the second quarter of 2025, compared to a loss of $103 million in the second quarter of 2024, primarily due to higher revenues, a decrease in Restructuring charges and certain acquisition-related costs and net gains on equity securities versus net losses on equity securities in the second quarter of 2024, partially offset by an increase in Cost of sales.
The increase in Income/(loss) from continuing operations before provision/(benefit) for taxes on income/(loss) of $2.5 billion, to $5.8 billion in the first six months of 2025 from $3.3 billion in the first six months of 2024, was primarily due to decreases in Selling, informational and administrative expenses, Restructuring charges and certain acquisition-related costs, Research and development expenses and net interest expense.
See the Analysis of the Condensed Consolidated Statements of Operations section within MD&A and Notes 3 and 4. For information on our tax provision and effective tax rate, see the Provision/(Benefit) for Taxes on Income/(Loss) section within MD&A and Note 5.
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

Regulatory Environment/Pricing and Access––Government and Other Payor Group Pressures––Governments globally, as well as payors in the U.S., may use a variety of measures to control costs, including, among others, legislative or regulatory pricing reforms, drug formularies (including tiering and utilization management tools), cross country collaboration and procurement, price cuts, mandatory rebates, health technology assessments, forced localization as a condition of market access, “international reference pricing” (i.e., the practice of a country linking its regulated medicine prices to those of other countries), quality consistency evaluation processes, clawbacks and volume-based procurement. We anticipate that these and similar initiatives will continue to increase pricing and access pressures globally.
In the U.S., we expect to see continued focus by the U.S. government and states on regulating drug pricing and access to medicine, including but not limited to, the potential for international reference pricing, including Most-Favored-Nation (MFN) drug pricing. The drug pricing provisions of the IRA are being implemented over the next several years. In August 2023, CMS published the first ten medicines subject to the Medicare Drug Price Negotiation Program, which requires manufacturers of select drugs to engage in a process with the federal government to set new Medicare prices which would go into effect in 2026. Eliquis was among the first ten medicines subject to the Medicare Drug Price Negotiation Program. In August 2024, the government released the new Medicare price for Eliquis, which, effective January 1, 2026, will be required to be offered to all Medicare beneficiaries and to covered entities participating in the 340B Program that dispense Eliquis to a Medicare beneficiary if that maximum fair price is lower than the discounted price such entities are offered under the 340B Program ceiling price calculation. The Eliquis Medicare price is factored into our long-term financial planning, in accordance with our standard financial reporting and forecasting protocols. On January 17, 2025, CMS announced the selection of another 15 drugs from Medicare Part D for the maximum fair price, with prices to be set and effective on January 1, 2027. Ibrance and Xtandi were included in the list of 15 drugs selected. Another 15 drugs from Medicare Part B or Medicare Part D will be selected by February 1, 2026, for the maximum price to be set and in effect by January 1, 2028. It is possible that more of our products could be selected in future years, which could, among other things, lead to lower revenues prior to expiry of intellectual property protections. We continue to evaluate the impact of the IRA on our business, operations and financial condition and results as the full effect of the IRA on our business and the pharmaceutical industry remains uncertain. The IRA also made significant changes to the Medicare Part D benefit design (IRA Medicare Part D Redesign), which took effect beginning in 2025 and are impacting our revenues. In 2025, we expect a favorable impact from the $2,000 annual out-of-pocket cap and new Prescription Payment Plan, more than offset by an expected unfavorable impact from the sunsetting of the Coverage Gap Discount Program and the addition of new manufacturer discounts in the initial and catastrophic coverage phases, which we anticipate will have a net unfavorable impact to revenue in 2025 of approximately $1 billion, year-over-year. We expect a higher impact in the beginning of 2025, moderating through the remainder of the year, when compared to 2024. We expect these changes will more acutely impact our higher-priced medicines as they are expected to reach catastrophic coverage earlier in the year. In addition, changes to the Medicaid Drug Rebate Program or the 340B Program, including legal or legislative developments at the federal or state level with respect to the 340B Program, could have a material impact on our business. See the Item 1. Business––Pricing Pressures and Managed Care Organizations and ––Government Regulation and Price Constraints and the Item 1A. Risk Factors––Pricing and Reimbursement sections, and the Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment section of the MD&A of our 2024 Form 10-K.
Policy/Regulatory Environment––New and potential policy, regulatory or other changes from the U.S. Presidential administration, Congress and states, including, among others, increased or new regulatory requirements, changes, delays or failure to receive recommendations, reimbursement and regulatory approvals and coverage for our vaccines and medicines could have a material adverse effect on our business, earnings, cash flows, liquidity and financial guidance.
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
We have not seen a significant disruption of our supply chain in the first six months of 2025 and through the date of filing of this Form 10-Q, and all of our manufacturing sites globally have continued to operate at or near normal levels. We do not anticipate the availability of raw materials to have a significant impact on our operations in 2025, but are monitoring potential supply chain disruptions as a result of ongoing geopolitical and trade negotiations, which could, among other things, impact costs. We are continuing to monitor and implement mitigation strategies to reduce any potential risk or impact including active supplier management, qualification of additional suppliers and advanced purchasing to the extent possible. For information on risks related to product manufacturing, see the Item 1A. Risk Factors––Product Manufacturing, Sales and Marketing Risks section of our 2024 Form 10-K.
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
Global Trade Environment––Issued or future executive orders or other new or changes in laws, regulations or policy regarding tariffs or other trade policy, could have a material adverse effect on our business, earnings, cash flows, liquidity and financial guidance. The actual impact of new tariffs on our business would be subject to a number of factors including, but not limited to, restrictions on trade, the effective date and duration of such tariffs, countries included in the scope of tariffs, changes to amounts of tariffs, and potential retaliatory tariffs or other retaliatory actions imposed by other countries. Strategies intended to help mitigate the potential impacts on our business in the short-term have been implemented. We are continuing to evaluate opportunities and developing plans which are intended to help mitigate the potential long-term impact of tariffs on our business and operations. See the Item 1A. Risk Factors—Global Operations section of our 2024 Form 10-K.
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
In 2025, for Paxlovid, we expect most revenue to be generated through commercial channels. We also expect utilization for Paxlovid to follow infection rates and stable market share. In 2025, we expect a higher proportion of revenue to be delivered in the second-half of the year and revenues may fluctuate based on the timing, duration and severity of COVID-19 cases.
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

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Total Revenues by Geography

The following presents worldwide Total revenues by geography:
	Three Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	% Change
Operating segments:
Biopharma	$14,305	$12,991	$8,793	$7,828	$5,512	$5,163	10	12	7
Pfizer CentreOne	328	278	81	49	247	229	18	65	8
Pfizer Ignite	20	15	20	15	—	—	38	38	—
Total revenues	$14,653	$13,283	$8,894	$7,892	$5,759	$5,391	10	13	7

	Six Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	% Change
Operating segments:
Biopharma	$27,746	$27,595	$17,078	$17,254	$10,668	$10,341	1	(1)	3
Pfizer CentreOne	585	535	153	120	432	416	9	28	4
Pfizer Ignite	37	32	37	32	—	—	16	16	—
Total revenues	$28,367	$28,162	$17,268	$17,406	$11,100	$10,756	1	(1)	3

The following provides an analysis of the worldwide change in Total revenues by geographic areas in the second quarter of 2025 compared to the second quarter of 2024:
(MILLIONS)	Worldwide	U.S.	International
Operational growth/(decline):
Worldwide growth from the Vyndaqel family, Padcev, Eliquis, Abrysvo, Lorbrena, Xtandi, the Prevnar family, Xeljanz and Nurtec ODT/Vydura, partially offset by worldwide declines from Ibrance and Adcetris	$712	$476	$236
Worldwide growth from Comirnaty	185	119	67
Worldwide growth from Paxlovid	178	260	(82)
Other operational factors, net	272	147	125
Operational growth/(decline), net	1,347	1,002	345
Favorable impact of foreign exchange	22	—	22
Total revenues increase/(decrease)	$1,369	$1,002	$368

The following provides an analysis of the worldwide change in Total revenues by geographic areas in the first six months of 2025 compared to the first six months of 2024:
(MILLIONS)	Worldwide	U.S.	International
Operational growth/(decline):
Worldwide growth from the Vyndaqel family, Padcev, Lorbrena, Xtandi, Abrysvo, Nurtec ODT/Vydura, Eliquis and the Prevnar family, partially offset by worldwide declines from Ibrance, Adcetris and Xeljanz	$1,084	$654	$430
Worldwide growth from Comirnaty	404	230	174
Worldwide decline from Paxlovid	(1,358)	(1,193)	(164)
Other operational factors, net	309	171	138
Operational growth/(decline), net	439	(138)	577
Unfavorable impact of foreign exchange	(234)	—	(234)
Total revenues increase/(decrease)	$205	$(138)	$344
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

The following presents information about product revenue deductions:
	Three Months Ended		Six Months Ended
(MILLIONS)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Medicare rebates(a)	$1,103	$757	$2,171	$1,477
Medicaid and related state program rebates	390	516	787	1,126
Performance-based contract rebates	1,663	1,666	3,274	3,048
Chargebacks	3,204	2,911	6,143	5,662
Sales allowances	1,773	1,592	3,555	3,085
Sales returns and cash discounts(b)	304	533	639	350
Total	$8,436	$7,976	$16,569	$14,749
(a)The increase in Medicare rebates in the second quarter and the first six months of 2025 is primarily driven by the impact of higher manufacturer discounts as a result of IRA Medicare Part D Redesign. See the Overview of Our Performance, Operating Environment, Strategy and Outlook section within MD&A.
(b)The amount for the first six months of 2024 included a $771 million favorable final adjustment recorded in the first quarter of 2024 to the estimated non-cash Paxlovid revenue reversal of $3.5 billion recorded in the fourth quarter of 2023.
Product revenue deductions are primarily a function of product sales volume, mix of products sold, contractual or legislative discounts and rebates.
For information on our accruals for product revenue deductions, including the balance sheet classification of these accruals, see Note 1B.
Total Revenues––Selected Product Discussion
Biopharma

(MILLIONS)				Revenue		% Change
Product	Period	Global Revenues	Region	June 29, 2025	June 30, 2024	Total	Oper.	Operational Results Commentary
Eliquis	QTD	$2,003 Up 6% (operationally)	U.S.	$1,322	$1,262	5
Growth driven by higher demand globally, partially offset by lower net price in the U.S., including the impact of higher manufacturer discounts resulting from the IRA Medicare Part D Redesign and price erosion in certain international markets.

			Int’l.	681	615	11	8
			Worldwide	$2,003	$1,877	7	6
	YTD	$3,926 Up 1% (operationally)	U.S.	$2,621	$2,675	(2)
			Int’l.	1,305	1,242	5	7
			Worldwide	$3,926	$3,917	—	1
Vyndaqel family	QTD	$1,615 Up 21% (operationally)	U.S.	$990	$861	15
Growth primarily driven by strong demand with continuing uptake in patient diagnosis, primarily in the U.S. and certain international developed markets, partially offset by lower net price in the U.S. mostly due to the impact of higher manufacturer discounts resulting from the IRA Medicare Part D Redesign.

			Int’l.	626	462	35	32
			Worldwide	$1,615	$1,323	22	21
	YTD	$3,101 Up 27% (operationally)	U.S.	$1,976	$1,612	23
			Int’l.	1,125	848	33	34
			Worldwide	$3,101	$2,460	26	27
Prevnar family	QTD	$1,383 Up 2% (operationally)	U.S.	$860	$832	3
QTD growth primarily driven by strong uptake of the adult indication in certain international markets and continued uptake of the adult indication in the U.S. as a result of strong demand following the CDC’s recommendation for ages 50-64, partially offset by a decline in the pediatric indication and timing of shipments in certain international markets.
YTD performance primarily driven by worldwide lower pediatric indication sales mostly due to timing of shipments and competitive pressure in certain international markets, partially offset by strong uptake of the adult indication in the U.S. as a result of strong demand following the CDC’s recommendation for ages 50-64, coupled with strong uptake of the adult indication in certain international developed markets as well as new launches of the pediatric indication in certain emerging markets.

			Int’l.	523	527	(1)	—
			Worldwide	$1,383	$1,359	2	2
	YTD	$3,043 Flat (operationally)	U.S.	$2,030	$1,981	2
			Int’l.	1,013	1,069	(5)	(3)
			Worldwide	$3,043	$3,050	—	—

(MILLIONS)				Revenue		% Change
Product	Period	Global Revenues	Region	June 29, 2025	June 30, 2024	Total	Oper.	Operational Results Commentary
Ibrance	QTD	$1,049 Down 8% (operationally)	U.S.	$696	$741	(6)
Declines primarily driven by lower net price in the U.S. largely due to the impact of higher manufacturer discounts resulting from the IRA Medicare Part D Redesign, as well as generic entry and timing of shipments in certain international markets.

			Int’l.	353	390	(9)	(11)
			Worldwide	$1,049	$1,130	(7)	(8)
	YTD	$2,026 Down 7% (operationally)	U.S.	$1,354	$1,420	(5)
			Int’l.	671	765	(12)	(11)
			Worldwide	$2,026	$2,184	(7)	(7)
Xtandi	QTD	$566 Up 14% (operationally)	U.S.	$566	$495	14
Growth mainly driven by strong demand, partially offset by unfavorable customer buying patterns and lower net price partly due to the impact of higher manufacturer discounts resulting from the IRA Medicare Part D Redesign.

			Int’l.	—	—	—	—
			Worldwide	$566	$495	14	14
	YTD	$1,023 Up 12% (operationally)	U.S.	$1,023	$913	12
			Int’l.	—	—	—	—
			Worldwide	$1,023	$913	12	12
Padcev	QTD	$542 Up 38% (operationally)	U.S.	$534	$387	38
Growth primarily driven by increased market share in first-line locally advanced or metastatic urothelial cancer (la/mUC), as well as a one-time favorable impact associated with transition to a wholesaler distribution model in the U.S.

			Int’l.	7	7	9	11
			Worldwide	$542	$394	38	38
	YTD	$967 Up 32% (operationally)	U.S.	$953	$721	32
			Int’l.	14	14	5	6
			Worldwide	$967	$735	32	32
Comirnaty	QTD	$381 Up 95% (operationally)	U.S.	$176	$58	*		Growth primarily driven by higher net revenues in the U.S. partially due to higher market share, as well as higher contractual deliveries in certain international markets.
			Int’l.	205	137	49	49
			Worldwide	$381	$195	96	95
	YTD	$945 Up 74% (operationally)	U.S.	$406	$176	*
			Int’l.	540	373	45	47
			Worldwide	$945	$548	72	74
Paxlovid	QTD	$427 Up 71% (operationally)	U.S.	$328	$68	*
QTD growth primarily driven by:
• higher net price in the U.S. following the transition from the U.S. government agreement as well as a favorable adjustment of rebate accruals related to prior periods, partially offset by lower COVID-19 infections across the U.S. and certain international markets and lower international government purchases.
YTD declines primarily driven by:
• the non-recurrence of the $771 million favorable final adjustment recorded in the first quarter of 2024 to the estimated non-cash revenue reversal of $3.5 billion recorded in the fourth quarter of 2023; and
• lower COVID-19 infections across U.S. and certain international markets and lower international government purchases, partially offset by:
•favorable adjustments of rebate accruals related to prior periods as well as higher net price in the U.S. following transition from the U.S. government agreement.

			Int’l.	99	184	(46)	(45)
			Worldwide	$427	$251	70	71
	YTD	$918 Down 59% (operationally)	U.S.	$675	$1,868	(64)
			Int’l.	244	418	(42)	(39)
			Worldwide	$918	$2,286	(60)	(59)
Nurtec ODT/Vydura	QTD	$359 Up 1% (operationally)	U.S.	$333	$339	(2)
Growth primarily driven by strong demand in the U.S. and recent launches in certain international markets, partially offset by lower net price in the U.S. mainly due to impact of higher manufacturer discounts resulting from the IRA Medicare Part D Redesign and the 340B Program.

			Int’l.	25	17	48	47
			Worldwide	$359	$356	1	1
	YTD	$607 Up 14% (operationally)	U.S.	$561	$506	11
			Int’l.	46	27	68	69
			Worldwide	$607	$533	14	14
Lorbrena	QTD	$251 Up 48% (operationally)	U.S.	$100	$70	43
Growth primarily driven by increased patient share in the first-line ALK+ mNSCLC treatment setting in the U.S., China and certain other international markets, partially offset by lower net price in the U.S. mainly due to the impact of higher manufacturer discounts resulting from the IRA Medicare Part D Redesign.

			Int’l.	151	99	53	52
			Worldwide	$251	$169	49	48
	YTD	$473 Up 44% (operationally)	U.S.	$192	$129	49
			Int’l.	281	203	38	40
			Worldwide	$473	$332	42	44
Adcetris	QTD	$255 Down 9% (operationally)	U.S.	$248	$271	(9)
Declines primarily driven by lower volume due to competitive pressures in the U.S. as a result of changes of guidelines in 2024, partially offset by a one-time favorable impact associated with transition to a wholesaler distribution model in the U.S.

			Int’l.	6	7	(11)	(9)
			Worldwide	$255	$279	(9)	(9)
	YTD	$472 Down 12% (operationally)	U.S.	$461	$524	(12)
			Int’l.	11	12	(10)	(7)
			Worldwide	$472	$536	(12)	(12)

(MILLIONS)				Revenue		% Change
Product	Period	Global Revenues	Region	June 29, 2025	June 30, 2024	Total	Oper.	Operational Results Commentary
Xeljanz	QTD	$322 Up 6% (operationally)	U.S.	$206	$181	14
QTD growth primarily driven by a one-time favorable adjustment related to prior period sales deductions in the U.S., partially offset by the impact of higher manufacturer discounts resulting from the IRA Medicare Part D Redesign as well as lower demand and price erosion across international developed markets.
YTD declines primarily driven by lower net price in the U.S. due to unfavorable changes in channel mix as well as the impact of higher manufacturer discounts resulting from the IRA Medicare Part D Redesign, and lower demand and price erosion across international developed markets.

			Int’l.	115	122	(5)	(6)
			Worldwide	$322	$303	6	6
	YTD	$450 Down 9% (operationally)	U.S.	$226	$255	(11)
			Int’l.	223	242	(8)	(6)
			Worldwide	$450	$497	(10)	(9)
Abrysvo	QTD	$143 Up * (operationally)	U.S.	$101	$41	*
QTD growth driven primarily by higher U.S. revenues from both a favorable net sales adjustment and higher demand for the maternal indication that more than offset lower vaccination rates for the older adult indication following an updated Advisory Committee on Immunization Practices (ACIP) recommendation, as well as launch uptake for both the adult and maternal indications in certain international markets.
YTD growth driven by launch uptake for both the adult and maternal indications in certain international markets and, in the U.S., strong demand for the maternal indication and increased market share in the older adult indication, partially offset by significant reduction in vaccination rates for the older adult indication following updated ACIP recommendation.

			Int’l.	42	15	*	*
			Worldwide	$143	$56	*	*
	YTD	$274 Up 39% (operationally)	U.S.	$164	$172	(5)
			Int’l.	110	29	*	*
			Worldwide	$274	$201	36	39
Pfizer CentreOne

(MILLIONS)				Revenue		% Change
Operating Segment	Period	Global Revenues	Region	June 29, 2025	June 30, 2024	Total	Oper.	Operational Results Commentary
PC1	QTD	$328 Up 18% (operationally)	U.S.	$81	$49	65		Growth driven by higher manufacturing of third-party products under manufacturing and supply agreements, higher manufacturing-related services and higher active pharmaceutical ingredient sales.
			Int’l.	247	229	8	8
			Worldwide	$328	$278	18	18
	YTD	$585 Up 10% (operationally)	U.S.	$153	$120	28
			Int’l.	432	416	4	5
			Worldwide	$585	$535	9	10
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
Costs and Expenses

	Three Months Ended			Six Months Ended
(MILLIONS)	June 29, 2025	June 30, 2024	% Change	June 29, 2025	June 30, 2024	% Change
Cost of sales	$3,778	$3,300	15	$6,624	$6,679	(1)
Percentage of Total revenues	25.8%	24.8%		23.4%	23.7%
Selling, informational and administrative expenses	3,415	3,717	(8)	6,446	7,212	(11)
Research and development expenses	2,482	2,696	(8)	4,685	5,189	(10)
Acquired in-process research and development expenses	2	6	(68)	11	6	72
Amortization of intangible assets	1,211	1,307	(7)	2,421	2,615	(7)
Restructuring charges and certain acquisition-related costs	(18)	1,254	*	660	1,356	(51)
Other (income)/deductions—net	739	1,107	(33)	1,692	1,787	(5)
Second Quarter of 2025 vs. Second Quarter of 2024 and First Six Months of 2025 vs. First Six Months of 2024
Cost of Sales
Cost of sales increased $479 million in the second quarter of 2025, primarily due to:
•the non-recurrence of a favorable revision to accrued royalties recorded in the second quarter of 2024; and
•a $140 million unfavorable impact of changes in sales mix,

partially offset by:
•a decrease of $180 million due to lower amortization from the step-up of acquired inventory.
Cost of sales decreased $55 million in the first six months of 2025, primarily due to:
•a decrease of $295 million due to lower amortization from the step-up of acquired inventory; and
•a $150 million favorable impact of foreign exchange,
partially offset by:
•a $410 million unfavorable impact of changes in sales mix.
The increase in Cost of sales as a percentage of revenues in the second quarter of 2025 was primarily due to the non-recurrence of a favorable revision to accrued royalties recorded in second quarter of 2024, partially offset by lower amortization from the step-up of acquired inventory.
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
Selling, Informational and Administrative Expenses
Selling, informational and administrative expenses decreased $302 million in the second quarter and $765 million in the first six months of 2025, primarily reflecting focused investments and ongoing productivity improvements as part of our cost realignment program that drove:
~~•~~a decrease of $220 million in the second quarter and $460 million in the first six months in marketing and promotional spend on various products; and
•lower spending of $160 million in the second quarter and $295 million in the first six months in corporate enabling functions.
Research and Development Expenses
Research and development expenses decreased $215 million in the second quarter and $504 million in the first six months of 2025, primarily driven by a net decrease in spending of $260 million in the second quarter and $490 million in the first six months due to pipeline focus and optimization, as well as lower compensation-related expenses.
Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
Realigning Our Cost Base Program––This program is expected to deliver total net cost savings of approximately $5.7 billion through 2027. The total net cost savings are composed of: (i) net cost savings of $4.5 billion expected to be achieved by the end of 2025, most of which was achieved by year-end 2024, and (ii) our additional anticipated net cost savings of $1.2 billion, primarily in SI&A, expected to be achieved by the end of 2027. In addition, we expect cost savings of approximately $500 million from the expansion of this program in May 2025 related to our R&D re-organization to be fully realized by the end of 2026, with the savings expected to be reinvested in R&D programs by the end of 2026.
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
Seagen acquisition––In connection with our acquisition of Seagen, we are focusing our efforts on achieving an appropriate cost structure for the combined company. We expect to generate approximately $1 billion of annual cost synergies, to be achieved by the end of 2026. The one-time costs to generate these synergies are expected to be approximately $1.7 billion, incurred primarily from 2023 through 2025.
Other (Income)/Deductions—Net
The favorable period-over-period change of $367 million in the second quarter of 2025 was primarily driven by (i) net gains on equity securities in the second quarter of 2025 versus net losses on equity securities in the second quarter of 2024, (ii) lower net interest expense and (iii) lower intangible asset impairment charges, partially offset by (iv) higher charges for certain legal matters. The favorable period-over-period change of $95 million for the first six months of 2025 was primarily driven by lower net interest expense, partially offset by higher charges for certain legal matters. See Note 4.
Provision/(Benefit) for Taxes on Income/(Loss)

	Three Months Ended			Six Months Ended
(MILLIONS)	June 29, 2025	June 30, 2024	% Change	June 29, 2025	June 30, 2024	% Change
Provision/(benefit) for taxes on income/(loss)	$141	$(134)	*	$(48)	$159	*
Effective tax rate on continuing operations	4.6%	130.2%		(0.8)%	4.8%
For information about our effective tax rate and the events and circumstances contributing to the changes between periods, as well as details about discrete elements that impacted our tax provisions, see Note 5. See Note 5A in our 2024 Form 10-K for information on our cash paid for income taxes, net of refunds.
Changes in Tax Laws––Many countries outside the U.S. have enacted legislation for global minimum taxation resulting from the Organization for Economic Co-operation and Development’s (OECD) Base Erosion and Profit Shifting “Pillar 2” project. The EU approved a directive requiring member states to incorporate the OECD provisions into their respective domestic laws, and countries outside the EU have also been enacting the provisions into their domestic law. The provisions are generally effective for Pfizer since 2024, though significant details and guidance around the provisions are still pending. Income tax expense could be impacted as the legislation becomes effective in countries in which we do business, and such impact could be material to our results of operations. We continue to monitor pending OECD guidance and legislation enactment and implementation by individual countries.
On July 4, 2025, the OBBBA was enacted into law in the U.S. The OBBBA includes significant tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and modifications to the U.S. international tax framework. Among the favorable business provisions are the permanent expensing for domestic R&D costs, permanent bonus depreciation and full expensing of qualified production property. The legislation includes various effective dates, with certain provisions effective in 2025. We expect further guidance may be issued by the U.S. government with respect to certain OBBBA tax provisions. We are still analyzing the OBBBA and assessing its impacts. Our income tax expense could be impacted by the OBBBA, after taking into account any further guidance, and such impact could potentially be material to our results of operations.
PRODUCT DEVELOPMENTS
A comprehensive update of Pfizer’s development pipeline was published as of August 5, 2025 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
This section provides information as of the date of this filing about significant marketing application-related regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan.
The table below generally includes filing and approval milestones for products that have occurred in the last twelve months and does not include approvals that may have occurred prior to that time. The table includes filings with regulatory decisions pending (even if the filing occurred outside of the last twelve-month period).

Products

PRODUCT	INDICATION OR PROPOSED INDICATION	APPROVED/FILED^
		U.S.	EU	JAPAN
Nurtec ODT/Vydura (rimegepant)	Acute treatment of migraine with or without aura in adults	Approved February 2020	Approved April 2022	Filed November 2024
	Prevention of episodic migraine in adults	Approved May 2021	Approved April 2022	Filed November 2024
Abrysvo (Vaccine)	Active immunization for the prevention of lower respiratory tract disease caused by RSV in individuals 18-59 years of age who are at increased risk of lower respiratory tract disease caused by RSV	Approved October 2024	Approved March 2025
Velsipity (etrasimod)	Moderately to severely active ulcerative colitis in adults	Approved October 2023	Approved February 2024	Approved June 2025
Braftovi (encorafenib) and Mektovi (binimetinib)(a)	BRAFV600E-mutant metastatic NSCLC in adult patients	Approved October 2023	Approved August 2024
Braftovi (encorafenib), Erbitux® (cetuximab) and mFOLFOX6(b)	First-line BRAFV600E-mutant mCRC	Approved December 2024
Hympavzi (marstacimab-hncq)	Hemophilia A and B without inhibitors	Approved October 2024	Approved November 2024	Approved December 2024
Emblaveo (aztreonam-avibactam)(c)	Treatment of infections in adult patients caused by Gram-negative bacteria with limited or no treatment options	Approved February 2025	Approved April 2024
Padcev (enfortumab vedotin-ejfv)(d)	In combination with Keytruda®(e) (pembrolizumab) for locally advanced or metastatic urothelial cancer in adults	Approved December 2023	Approved August 2024	Approved September 2024
Tivdak (tisotumab vedotin-tftv(f)	Recurrent or metastatic cervical cancer with disease progression on or after chemotherapy	Approved April 2024	Approved March 2025	Approved March 2025
Comirnaty (COVID-19 Vaccine, mRNA) 2025-2026 Formula, LP.8.1(g)	Active immunization to prevent COVID-19 caused by SARS-CoV-2 for individuals 65 years of age and older	Filed June 2025
	Active immunization to prevent COVID-19 caused by SARS-CoV-2 for individuals 6 months through 4 years of age	Filed June 2025
Active immunization to prevent COVID-19 caused by SARS-CoV-2 for individuals 5 years through 64 years of age with at least one underlying condition that puts them at high risk for sever outcomes from COVID-19
Filed June 2025
	Active immunization to prevent COVID-19 caused by SARS-CoV-2 for individuals 6 months of age and older		Approved July 2025	Filed June 2025
Adcetris (brentuximab vedotin)(h)	Relapsed/refractory diffuse large B-cell lymphoma	Approved February 2025
	Hodgkin’s lymphoma	Approved March 2018	Approved June 2025
Paxlovid (nirmatrelvir; ritonavir)	COVID-19 infection in high-risk children	Filed February 2025	Filed January 2025	Filed April 2025
sasanlimab (PF-06801591)	Combination with Bacillus Calmette-Guerin for high-risk non-muscle-invasive bladder cancer	Filed June 2025	Filed June 2025
^     For the U.S., the filing date is the date on which the FDA accepted our submission. For the EU, the filing date is the date on which the EMA validated our submission.
(a)We have exclusive rights to Braftovi and Mektovi in the U.S., Canada and certain emerging markets. Pierre Fabre has exclusive rights to commercialize both products in Europe and Ono has exclusive rights to commercialize both products in Japan.
(b)Erbitux® is a registered trademark of ImClone LLC. We have exclusive rights to Braftovi in the U.S., Canada and certain emerging markets. Pierre Fabre has exclusive rights to commercialize Braftovi in Europe and Ono has exclusive rights to commercialize Braftovi in Japan. The December 2024 U.S. approval date reflects accelerated approval.
(c)    Emblaveo is being developed in collaboration with AbbVie. AbbVie has the exclusive commercialization rights in the U.S. and Canada; Pfizer leads the joint development program and has commercialization rights in all other countries.
(d)    Padcev is being jointly developed and commercialized with Astellas in the U.S. Outside the U.S., we have commercialization rights in all countries in North and South America, and Astellas has commercialization rights in the rest of the world.
(e)    Keytruda® is a registered trademark of Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc.
(f)    Tivdak is commercialized in collaboration with Genmab A/S.
(g)    Comirnaty is being developed and commercialized with BioNTech.
(h)    Adcetris is being developed and commercialized in collaboration with Takeda. Pfizer has commercialization rights for Adcetris in the U.S. and its territories and in Canada. Takeda has commercialization rights in the rest of the world.

The following provides information about additional indications and new drug candidates in late-stage development:

	PRODUCT/CANDIDATE	PROPOSED DISEASE AREA
LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS	Ibrance (palbociclib)(a)	ER+/HER2+ metastatic breast cancer
	Talzenna (talazoparib)	Combination with Xtandi (enzalutamide) for DNA Damage Repair-deficient mCSPC
	Litfulo (ritlecitinib)	Vitiligo
	Elrexfio (elranatamab)	Multiple myeloma double-class exposed
Newly diagnosed multiple myeloma post-transplant maintenance
Newly diagnosed multiple myeloma transplant-ineligible
2nd line + relapsed refractory multiple myeloma
	Padcev (enfortumab vedotin-ejfv)(b)	Cisplatin-ineligible/decline muscle-invasive bladder cancer
Cisplatin-eligible muscle-invasive bladder cancer
	Tukysa (tucatinib)	HER2+ adjuvant breast cancer
2nd line/3rd line HER2+ metastatic breast cancer
1st line HER2+ maintenance metastatic breast cancer
1st line HER2+ metastatic colorectal cancer
	Nurtec (rimegepant)	Menstrually-related migraine
	Hympavzi (marstacimab-hncq)	Hemophilia (pediatric)
Hemophilia (inhibitor cohort)
NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT	VLA15 (PF-07307405) vaccine(c)	Immunization to prevent Lyme disease
	vepdegestrant (PF-07850327)(d)	Breast cancer metastatic - 2nd line ER+/HER2-
	inclacumab (PF-07940370)	Sickle cell disease
	dazukibart (PF-06823859)	Dermatomyositis, polymyositis
	disitamab vedotin(e)	1st line HER2 (≥IHC1+) metastatic urothelial cancer
	sigvotatug vedotin (PF-08046047)	2nd line+ metastatic non-small cell lung cancer
	osivelotor (PF-07940367)	Sickle cell disease
	ibuzatrelvir (PF-07817883)	COVID-19 infection
	mevrometostat (PF-06821497) + enzalutamide	1st line/2nd line metastatic castration resistant prostate cancer post-Abiraterone
1st line metastatic castration resistant prostate cancer neoadjuvant hormonal therapy naïve
	atirmociclib (PF-07220060)	1st line HR+/HER2- metastatic breast cancer
(a)Ibrance for ER+/HER2+ metastatic breast cancer is being developed in collaboration with Alliance Foundation Trials, LLC.
(b)Padcev is being jointly developed and commercialized with Astellas in the U.S. Outside the U.S., we have commercialization rights in all countries in North and South America, and Astellas has commercialization rights in the rest of the world.
(c)VLA15 is being developed in collaboration with Valneva SE.
(d)Vepdegestrant is being developed in collaboration with Arvinas, Inc.
(e)Disitamab vedotin is being developed in collaboration with RemeGen Co., Ltd.
In September 2024, Pfizer announced a voluntary withdrawal of all lots of Oxbryta (voxelotor) for the treatment of sickle cell disease in all markets where it is approved. Pfizer also discontinued all active voxelotor clinical trials and expanded access programs worldwide. Pfizer’s decision was based on the totality of clinical data that indicated at that time the overall benefit of Oxbryta no longer outweighed the risk in the approved sickle cell patient population. The data suggested an imbalance in vaso-occlusive crises and fatal events, which required further assessment. Pfizer has notified regulatory authorities about these findings and its decision to voluntarily withdraw Oxbryta from the market and discontinue distribution and clinical studies while further reviewing the available data and investigating the findings. In July 2024, the EMA initiated a referral procedure under Article 20 of EC Regulation No 726/2004 for Oxbryta to review the product’s benefits and risks. In October 2024, the EC suspended the Oxbryta marketing authorization while the EMA’s review of data is ongoing. In addition, the FDA has initiated an evaluation of newly identified safety signals. The FDA also has placed the Oxbryta investigational new drug application on clinical hold following Pfizer’s market withdrawal. Pfizer is continuing to work with the EMA, FDA, and other regulators globally in relation to this matter.
In December 2024, the FDA issued a partial clinical hold for osivelotor, which prohibits Pfizer from enrolling new participants into osivelotor clinical studies at this time. Study participants currently enrolled can continue on the study drug. Communication with the FDA is ongoing.
In July 2025, PF-06425090, a vaccine to prevent primary C. difficile infection, was discontinued. Pfizer has a second generation vaccine with an updated formulation designed to be given with a reduced number of doses (2 vs. 3 dose regimen) in Phase 2.
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
Certain Significant Items—Adjusted income excludes certain significant items representing substantive and/or unusual items that are evaluated individually on a quantitative and qualitative basis. Certain significant items may be highly variable and difficult to predict. Furthermore, in some cases it is reasonably possible that they could reoccur in future periods. For example, although major non-acquisition-related cost-reduction programs are specific to an event or goal with a defined term, we may have subsequent programs based on reorganizations of the business, cost productivity or in response to generic or biosimilar entry or economic conditions. Legal charges to resolve litigation are also related to specific cases, which are facts and circumstances specific and, in some cases, may also be the result of litigation matters at acquired companies that were inestimable, not probable or unresolved at the date of acquisition, or legal matters generally related to divested products or businesses. Gains and losses on equity securities and pension and postretirement actuarial remeasurement gains and losses have a very high degree of inherent market volatility, which we do not control and cannot predict with any level of certainty, and we do not believe including these gains and losses assists investors in understanding our business or is reflective of our core operations and business. Unusual items represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. See the Reconciliations of GAAP Reported to Non-GAAP Adjusted information—Certain Line Items below for a non-inclusive list of certain significant items and the Non-GAAP Financial Measure: Adjusted Income section within MD&A of our 2024 Form 10-K.
Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended June 29, 2025
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a), (b)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$3,778	$3,415	$739	$2,910	$0.51
Amortization of intangible assets	—	—	—	1,211
Acquisition-related items	(243)	(1)	(32)	338
Discontinued operations	—	—	—	(25)
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(c)	(29)	(14)	—	4
Certain asset impairments	—	—	(93)	93
(Gains)/losses on equity securities	—	—	75	(75)
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	9	(9)
Other(e)	(4)	(5)	(512)	523
Income tax provision—non-GAAP items				(537)
Non-GAAP Adjusted	$3,503	$3,395	$186	$4,434	$0.78

	Six Months Ended June 29, 2025
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a), (b)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$6,624	$6,446	$1,692	$5,877	$1.03
Amortization of intangible assets	—	—	—	2,421
Acquisition-related items	(449)	(1)	(39)	620
Discontinued operations	—	—	—	(25)
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(c)	(53)	(20)	—	670
Certain asset impairments(d)	—	—	(317)	317
(Gains)/losses on equity securities(d)	—	—	(295)	295
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	68	(68)
Other(e)	(26)	(20)	(678)	730
Income tax provision—non-GAAP items				(1,167)
Non-GAAP Adjusted	$6,096	$6,404	$431	$9,671	$1.69

	Three Months Ended June 30, 2024
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a), (b)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$3,300	$3,717	$1,107	$41	$0.01
Amortization of intangible assets	—	—	—	1,307
Acquisition-related items	(445)	(10)	(18)	617
Discontinued operations	—	—	—	(20)
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(c)	(50)	(36)	—	1,215
Certain asset impairments(d)	—	—	(240)	240
(Gains)/losses on equity securities	—	—	(342)	342
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	(2)	2
Other(e)	(37)	(3)	(247)	292
Income tax provision—non-GAAP items				(635)
Non-GAAP Adjusted	$2,768	$3,669	$258	$3,400	$0.60

	Six Months Ended June 30, 2024
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a), (b)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$6,679	$7,212	$1,787	$3,156	$0.55
Amortization of intangible assets	—	—	—	2,615
Acquisition-related items	(762)	(16)	(21)	1,125
Discontinued operations	—	—	—	(20)
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(c)	(71)	(65)	—	1,198
Certain asset impairments(d)	—	—	(349)	349
(Gains)/losses on equity securities	—	—	(317)	317
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	(5)	5
Other(e)	(42)	(8)	(541)	599
Income tax provision—non-GAAP items				(1,271)
Non-GAAP Adjusted	$5,804	$7,123	$555	$8,074	$1.42

(a)Items that reconcile GAAP Reported to non-GAAP Adjusted balances are shown pre-tax. Our effective tax rates for GAAP Reported income/(loss) from continuing operations were 4.6% and (0.8)% for the three and six months ended June 29, 2025, respectively, and 130.2% and 4.8% for the three and six months ended June 30, 2024, respectively. See Note 5. Our effective tax rates for non-GAAP Adjusted income were 13.2% and 10.3% for the three and six months ended June 29, 2025, respectively, and 12.9% and 15.1% for the three and six months ended June 30, 2024, respectively.
(b)The amounts for the three and six months ended June 29, 2025 and June 30, 2024 include reconciling amounts for Research and development expenses that are not material to our non-GAAP consolidated results of operations.
(c)Includes employee termination costs, asset impairments and other exit costs related to our cost-reduction and productivity initiatives not associated with acquisitions. See Note 3.
(d)See Note 4.
(e)For the second quarter and first six months of 2025, the total Other (income)/deductions––net adjustments of $512 million and $678 million, respectively, primarily include charges of $422 million for the second quarter and $564 million for the first six months for certain legal matters, primarily representing certain product liability and other legal expenses. For the second quarter of 2024, the total Other (income)/deductions––net adjustment of $247 million primarily included charges of (i) $169 million for certain legal matters, primarily representing certain product liability expenses related to products discontinued and/or divested by Pfizer and (ii) $104 million mostly related to Pfizer’s share of an investee capital transaction recognized by Haleon for treasury stock Haleon purchased in the first quarter of 2024. For the first six months of 2024, the total Other (income)/deductions––net adjustment of $541 million primarily included charges of (i) $377 million for certain legal matters, primarily representing certain product liability expenses related to products discontinued and/or divested by Pfizer and (ii) $351 million mostly related to (a) our equity-method accounting pro-rata share of intangible asset amortization, impairments and restructuring costs recorded by Haleon, as well as (b) adjustments to our equity-method basis differences and (c) Pfizer’s share of the aforementioned investee capital transaction, partially offset by (iii) a $150 million realized gain on the partial sale of our investment in Haleon.
ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(MILLIONS)	June 29, 2025	June 30, 2024	Drivers of change
Cash provided by/(used in):
Operating activities	$1,753	$(691)	The change was driven mainly by an increase in net income adjusted for non-cash items and the timing of receipts and payments in the ordinary course of business.
Investing activities	$7,225	$6,332
The change was driven mainly by a $2.8 billion increase in proceeds from the sale of the remaining portion of our investment in Haleon, partially offset by a $2.2 billion decrease in net proceeds from short-term investments.

Financing activities	$(8,423)	$(7,390)
The change was driven mainly by a $3.2 billion increase in net repayments of short-term borrowings, and a $1.5 billion increase in repayments on long-term debt, partially offset by $3.7 billion proceeds received from the issuance of long-term Euro debt.

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
Debt Capacity––Lines of Credit––As of the date of the filing of this Form 10-Q, we had access to a $7.0 billion committed U.S. revolving credit facility maturing in October 2029, which may be used for general corporate purposes including to support our global commercial paper borrowings. In addition to the U.S. revolving credit facility, our lenders have provided us an additional $244 million in lines of credit, which expire within one year. Essentially all lines of credit were unused as of the date of the filing of this Form 10-Q.
Capital Allocation Framework––Our capital allocation framework is designed to enhance long-term shareholder value and is based on three core pillars: maintaining and growing our dividend over time, reinvesting in the business and making share repurchases after de-levering our balance sheet. We expect to continue to de-lever in a prudent manner in order to maintain a balanced capital allocation strategy.
Dividends––In April 2025, our BOD declared a dividend of $0.43 per share, paid on June 13, 2025, to shareholders of record at the close of business on May 9, 2025. In June 2025, our BOD declared a dividend of $0.43 per share, payable on September 2, 2025, to shareholders of record at the close of business on July 25, 2025.
Common Stock Purchases—As of June 29, 2025, our remaining share-purchase authorization was $3.3 billion, with no repurchases in first six months of 2025. See Note 12 in our 2024 Form 10-K for more information on our publicly announced share-purchase plans.
Haleon— In the first quarter of 2025, we sold the remaining portion of our investment in Haleon for $6.3 billion and the proceeds are being used to support capital allocation priorities.
NEW ACCOUNTING STANDARDS

Recently Issued Accounting Standards, Not Adopted as of June 29, 2025
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

•expectations regarding the impact of or changes to existing or new government regulations, laws or policies;
•our ability to anticipate and respond to and our expectations regarding the impact of macroeconomic, geopolitical, health and industry trends, pandemics, acts of war and other large-scale crises; and
•manufacturing and product supply.
In particular, forward-looking information in this Form 10-Q includes statements relating to specific future actions, performance and effects, including, among others, the expected benefits of the organizational changes to our operations; our anticipated operating and financial performance; our ongoing efforts to respond to COVID-19; our expectations regarding the impact of COVID-19 on our business, operations and financial results; the expected revenue, seasonality of demand and phasing for certain of our products; expected patent terms; the expected impact of patent expiries and generic and biosimilar competition; the expected pricing pressures on our products and the anticipated impact to our business; the expected impact of the IRA Medicare Part D Redesign; the benefits expected from our business development transactions, including our acquisition of Seagen and our licensing agreement with 3SBio; the availability of raw materials; our efforts to develop plans to help mitigate the potential impact of tariffs on our business and operations; our anticipated cash flows and liquidity position; the anticipated costs, savings and potential benefits from certain of our initiatives, including our enterprise-wide Realigning Our Cost Base Program and our Manufacturing Optimization Program to reduce our cost of goods sold; our expectations regarding product supply; our planned capital spending; and our capital allocation framework.
Given their nature, we cannot assure you that any outcome expressed in these forward-looking statements will be realized in whole or in part. Actual outcomes may vary materially from past results and those anticipated, estimated, implied or projected. These forward-looking statements may be affected by underlying assumptions that may prove inaccurate or incomplete, or by known or unknown risks and uncertainties, including those described in this section and in the Item 1A. Risk Factors section in our 2024 Form 10-K.
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
•risks and uncertainties related to Comirnaty and Paxlovid or any potential future COVID-19 vaccines, treatments or combinations, including, among others, the risk that as the market for COVID-19 products remains endemic and seasonal and/or COVID-19 infection rates do not follow prior patterns, demand for our COVID-19 products has and may continue to be reduced or not meet expectations, which has in the past and may continue to lead to reduced revenues, excess inventory or other unanticipated charges; risks related to our ability to develop and commercialize variant adapted vaccines, combinations and/or treatments; uncertainties related to recommendations and coverage for, and the public’s adherence to, vaccines, boosters, treatments or combinations, including uncertainties related to the potential impact of narrowing recommended patient populations; whether or when our EUAs or biologics licenses will expire, terminate or be revoked; and potential third-party royalties or other claims related to Comirnaty and Paxlovid;
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
•risks and uncertainties related to issued or future executive orders or other new, or changes in, laws, regulations or policy regarding tariffs or other trade policy;
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
Risks Related to Government Regulation and Legal Proceedings
•the impact of any U.S. healthcare reform or legislation, including executive orders or other change in laws, regulations or policy, or any significant spending reduction or cost control efforts affecting Medicare, Medicaid, the 340B Program or other publicly funded or subsidized health programs, including the Inflation Reduction Act of 2022 (IRA) and the IRA Medicare Part D Redesign, or changes in the tax treatment of employer-sponsored health insurance that may be implemented;
•U.S. federal or state legislation or regulatory action and/or policy efforts affecting, among other things, pharmaceutical product pricing, including the potential for international reference pricing, including Most-Favored-Nation drug pricing, intellectual property, reimbursement or access to or recommendations for our medicines and vaccines, taxes or other restrictions on U.S. direct-to-consumer advertising; limitations on interactions with healthcare professionals and other industry stakeholders; as well as pricing pressures for our products as a result of highly competitive biopharmaceutical markets;
•risks and uncertainties related to changes to vaccine or other healthcare policy in the U.S.;
•legislation or regulatory action in markets outside of the U.S., such as China or Europe, including, without limitation, laws related to pharmaceutical product pricing, intellectual property, medical regulation, environmental protections, data protection and cybersecurity, reimbursement or access, including, in particular, continued government-mandated reductions in prices and access restrictions for certain products to control costs in those markets;
•legal defense costs, insurance expenses, settlement costs and contingencies, including without limitation, those related to legal proceedings and actual or alleged environmental contamination;
•the risk and impact of an adverse decision or settlement and risk related to the adequacy of reserves related to legal proceedings;
•the risk and impact of tax related litigation and investigations;
•governmental laws, regulations and policies affecting our operations, including, without limitation, the IRA, as well as changes in such laws, regulations or policies or their interpretation, including, among others, new or changes in tariffs, tax laws and regulations internationally and in the U.S., including the OBBBA, which was enacted on July 4, 2025, and is still subject to further guidance; the adoption of global minimum taxation requirements outside the U.S. generally effective in most jurisdictions since January 1, 2024, government cost-cutting measures and related impacts on, among other matters, government staffing, resources and ability to timely review and process regulatory or other submissions; restrictions related to certain data transfers and transactions involving certain countries; and potential changes to existing tax laws, tariffs, or changes to other laws, regulations or policies in the U.S., including by the U.S. Presidential administration and Congress, as well as in other countries;
Risks Related to Intellectual Property, Technology and Cybersecurity
•the risk that our currently pending or future patent applications may not be granted on a timely basis or at all, or any patent-term extensions that we seek may not be granted on a timely basis, if at all;
•risks to our products, patents and other intellectual property, such as: (i) claims of invalidity that could result in loss of patent coverage; (ii) claims of patent infringement, including asserted and/or unasserted intellectual property claims; (iii) claims we may assert against intellectual property rights held by third parties; (iv) challenges faced by our collaboration or licensing partners to the validity of their patent rights; or (v) any pressure from, or legal or regulatory action by, various stakeholders or governments that could potentially result in us not seeking intellectual property protection or agreeing not to enforce or being restricted from enforcing intellectual property rights related to our products;

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following summarizes purchases of our common stock during the second quarter of 2025:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Value of Shares That May Yet Be Purchased Under the Plan(b)
March 31 through April 27, 2025	19,218	$25.12	—	$3,292,882,444
April 28 through May 25, 2025	20,678	$23.62	—	$3,292,882,444
May 26 through June 29, 2025	40,109	$23.42	—	$3,292,882,444
Total	80,005	$23.88	—
(a)Represents (i) 76,550 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive programs and (ii) the open market purchase by the trustee of 3,455 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who deferred receipt of performance share awards.
(b)See Note 12 in our 2024 Form 10-K.
ITEM 5. OTHER INFORMATION
During the three months ended June 29, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit 10.6	Acknowledgement and Consent and Summary of Key Terms for Grants of RSUs, TSRUs, PPSs and PSAs.
Exhibit 10.7	Form of Executive Grant Letter.
Exhibit 22	Subsidiary Issuers of Guaranteed Securities.
Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101:
EX-101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX-101.SCH EX-101.CAL EX-101.LAB EX-101.PRE EX-101.DEF	Inline XBRL Taxonomy Extension Schema
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

Pfizer Inc.
(Registrant)

Dated:	August 5, 2025	/s/ Jennifer B. Damico
Jennifer B. Damico Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)