Form 10-Q
period 2025-09-28
PFIZER INC
filed 2025-11-04
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2025
OR
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
At October 29, 2025, 5,685,707,552 shares of the issuer’s voting common stock were outstanding.

DEFINED TERMS

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Form 10-Q (defined below) refer to Pfizer Inc. and its subsidiaries. Pfizer’s fiscal quarter-end for subsidiaries operating outside the U.S. is as of and for the three and nine months ended August 24, 2025 and August 25, 2024, and for U.S. subsidiaries is as of and for the three and nine months ended September 28, 2025 and September 29, 2024. References to “Notes” in this Form 10-Q are to the Notes to the Condensed or Consolidated Financial Statements in this Form 10-Q or in our 2024 Form 10-K. We also have used several other terms in this Form 10-Q, most of which are explained or defined below:

*	Indicates calculation not meaningful or results are greater than 100%
2024 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2024
340B Program	340B Drug Pricing Program
3SBio	3SBio, Inc. and its subsidiaries Shenyang Sunshine Pharmaceutical Co., Ltd. and 3S Guojian Pharmaceutical (Shanghai) Co., Ltd.
AbbVie	AbbVie Inc.
Abingworth	Abingworth LLP
ACIP	Advisory Committee on Immunization Practices
AI	artificial intelligence
ALK	anaplastic lymphoma kinase
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Astellas	Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.
ATTR-CM	transthyretin amyloid cardiomyopathy
BioNTech	BioNTech SE
Biopharma	Global Biopharmaceuticals Business
Blackstone	Blackstone Life Sciences
BMS	Bristol-Myers Squibb Company
BOD	Board of Directors
CDC	U.S. Centers for Disease Control and Prevention
CMS	Centers for Medicare & Medicaid Services
CODM	Chief Operating Decision Maker
Comirnaty
Unless otherwise noted, refers to, as applicable, the current formulation of Comirnaty (COVID-19 Vaccine, mRNA) 2025-2026 Formula as well as all prior authorized or approved formulations of the vaccine, which was first authorized in the U.S. during December 2020 pursuant to an EUA.

COVID-19	novel coronavirus disease of 2019
Developed Markets	Includes, but is not limited to, the following markets: Western Europe, Japan, Central Europe, Canada, Australia, Eastern Europe, Scandinavian countries, South Korea, Finland and New Zealand
DMD	Duchenne muscular dystrophy
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Eastern Europe (excluding the Balkans), Africa, the Middle East and Turkey
EPS	earnings per share
EU	European Union
EUA	emergency use authorization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Form 10-Q	This Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2025
GAAP	U.S. Generally Accepted Accounting Principles
Haleon	Haleon plc
HIPAA	Health Insurance Portability and Accountability Act of 1996
Hospira	Hospira, Inc.
HRR	homologous recombination repair
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
IRS	U.S. Internal Revenue Service
JV	joint venture
King	King Pharmaceuticals LLC (formerly King Pharmaceuticals, Inc.)
mCC	metastatic cervical cancer
mCRC	metastatic colorectal cancer
mCRPC	metastatic castration-resistant prostate cancer
mCSPC	metastatic castration-sensitive prostate cancer
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MDL	Multi-District Litigation

Medicare Part B	a medical insurance plan that helps cover medically necessary services, outpatient care, and preventative services for people with Medicare
Medicare Part D	a prescription drug coverage program for people with Medicare
Meridian	Meridian Medical Technologies, Inc.
Metsera	Metsera, Inc.
Moody’s	Moody’s Ratings (formerly Moody’s Investors Service)
mRNA	messenger ribonucleic acid
NDA	New Drug Application
nmCRPC	non-metastatic castration-resistant prostate cancer
nmCSPC	non-metastatic castration-sensitive prostate cancer
NSCLC	non-small cell lung cancer
OBBBA	One Big Beautiful Bill Act
ODT	oral disintegrating tablet
Ono	Ono Pharmaceutical Co., Ltd.
OTC	over-the-counter
Paxlovid(a)	an oral COVID-19 treatment (nirmatrelvir tablets and ritonavir tablets)
PC1	Pfizer CentreOne
Pharmacia	Pharmacia LLC (formerly Pharmacia Corporation)
Pierre Fabre	Pierre Fabre Medicament SAS
PNIF	Pfizer Netherlands International Finance B.V. (a wholly-owned finance subsidiary of Pfizer)
Prevnar family	Includes Prevnar 20/Prevenar 20 (pediatric and adult) and Prevnar 13/Prevenar 13 (pediatric and adult)
PsA	psoriatic arthritis
QTD	Quarter-to-date or three months ended
RA	rheumatoid arthritis
R&D	research and development
RSV	respiratory syncytial virus
S&P	S&P Global (formerly Standard & Poor’s)
SCD	sickle cell disease
Seagen	Seagen Inc. and its subsidiaries
SEC	U.S. Securities and Exchange Commission
SI&A	Selling, informational and administrative expenses
Takeda	Takeda Pharmaceutical Company Limited
UC	ulcerative colitis
U.K.	United Kingdom
U.S.	United States
ViiV	ViiV Healthcare Limited
Vyndaqel family	Includes Vyndaqel, Vyndamax and Vynmac
YTD	Year-to-date or nine months ended
(a)Paxlovid has not been approved, but has been authorized for emergency use by the FDA under an EUA for the treatment of mild-to-moderate COVID-19 in pediatric patients (12 years of age and older weighing at least 40 kg) who are at high risk for progression to severe COVID-19, including hospitalization or death. The emergency use of Paxlovid is only authorized for the duration of the declaration that circumstances exist justifying the authorization of emergency use of the medical product during the COVID-19 pandemic under Section 564(b)(1) of the U.S. Federal Food, Drug and Cosmetics Act, 21 U.S.C. § 360bbb-3(b)(1) unless the declaration is terminated or authorization revoked sooner. Please see the EUA Fact Sheet at www.covid19oralrx.com.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(MILLIONS, EXCEPT PER SHARE DATA)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Revenues:
Product revenues	$13,920	$15,417	$37,168	$38,731
Alliance revenues	2,298	1,900	6,684	6,140
Royalty revenues	436	384	1,170	992
Total revenues	16,654	17,702	45,022	45,864
Costs and expenses:
Cost of sales(a)	4,172	5,263	10,795	11,942
Selling, informational and administrative expenses(a)	3,186	3,244	9,632	10,456
Research and development expenses(a)	2,546	2,598	7,231	7,787
Acquired in-process research and development expenses	1,390	13	1,401	20
Amortization of intangible assets	1,223	1,312	3,644	3,927
Restructuring charges and certain acquisition-related costs	286	313	945	1,669
Other (income)/deductions––net	517	243	2,210	2,030
Income from continuing operations before provision/(benefit) for taxes on income	3,334	4,715	9,162	8,033
Provision/(benefit) for taxes on income	(216)	234	(264)	393
Income from continuing operations	3,550	4,481	9,427	7,640
Discontinued operations––net of tax	—	(8)	25	4
Net income before allocation to noncontrolling interests	3,550	4,473	9,452	7,644
Less: Net income attributable to noncontrolling interests	9	8	33	23
Net income attributable to Pfizer Inc. common shareholders	$3,541	$4,465	$9,419	$7,621

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.62	$0.79	$1.66	$1.35
Discontinued operations––net of tax	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.62	$0.79	$1.66	$1.35

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.62	$0.79	$1.65	$1.34
Discontinued operations––net of tax	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.62	$0.78	$1.65	$1.34

Weighted-average shares––basic	5,685	5,667	5,682	5,663
Weighted-average shares––diluted	5,714	5,705	5,710	5,699
(a)Exclusive of amortization of intangible assets.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(MILLIONS)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net income before allocation to noncontrolling interests	$3,550	$4,473	$9,452	$7,644

Foreign currency translation adjustments, net	365	131	(66)	200
Unrealized holding gains/(losses) on derivative financial instruments, net	(1)	(303)	(396)	41
Reclassification adjustments for (gains)/losses included in net income(a)	177	(175)	(242)	(334)
	176	(477)	(638)	(293)
Unrealized holding gains/(losses) on available-for-sale securities, net	(10)	59	124	(17)
Reclassification adjustments for (gains)/losses included in net income(b)	(97)	(6)	(25)	80
	(107)	54	100	63
Reclassification adjustments related to amortization of prior service costs and other, net	(16)	(27)	(70)	(83)
Reclassification adjustments related to curtailments of prior service costs and other, net	(5)	(2)	(49)	(2)
	(21)	(29)	(119)	(85)
Other comprehensive income/(loss), before tax	413	(322)	(723)	(115)
Tax provision/(benefit) on other comprehensive income/(loss)	45	(157)	(492)	(81)
Other comprehensive income/(loss) before allocation to noncontrolling interests	$367	$(166)	$(231)	$(35)

Comprehensive income/(loss) before allocation to noncontrolling interests	$3,917	$4,307	$9,221	$7,609
Less: Comprehensive income/(loss) attributable to noncontrolling interests	4	(3)	26	(2)
Comprehensive income/(loss) attributable to Pfizer Inc.	$3,913	$4,310	$9,195	$7,611
(a)Reclassified into Other (income)/deductions—net and Cost of sales. See Note 7E.
(b)Reclassified into Other (income)/deductions—net.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS)	September 28, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$1,343	$1,043
Short-term investments	13,641	19,434
Trade accounts receivable, net of allowance for doubtful accounts: 2025—$434; 2024—$438	14,260	11,463
Inventories	11,468	10,851
Current tax assets	3,855	3,314
Other current assets	2,358	4,253
Total current assets	46,924	50,358
Long-term investments	2,137	2,228
Property, plant and equipment, net of accumulated depreciation: 2025—$17,505; 2024—$16,483	18,880	18,393
Identifiable intangible assets, net	51,324	55,411
Goodwill	69,101	68,527
Noncurrent deferred tax assets and other noncurrent tax assets	11,048	8,662
Other noncurrent assets	9,317	9,817
Total assets	$208,731	$213,396

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2025—$4,247; 2024—$3,747	$4,303	$6,946
Trade accounts payable	5,024	5,633
Dividends payable	—	2,437
Income taxes payable	3,799	2,910
Accrued compensation and related items	3,036	3,838
Deferred revenues	924	1,511
Other current liabilities	19,509	19,720
Total current liabilities	36,596	42,995
Long-term debt	57,409	57,405
Pension and postretirement benefit obligations	2,157	2,115
Noncurrent deferred tax liabilities	2,467	2,122
Other taxes payable	3,401	6,112
Other noncurrent liabilities	13,605	14,150
Total liabilities	115,635	124,899

Commitments and Contingencies

Common stock	481	480
Additional paid-in capital	94,248	93,603
Treasury stock	(115,011)	(114,763)
Retained earnings	121,150	116,725
Accumulated other comprehensive loss	(8,066)	(7,842)
Total Pfizer Inc. shareholders’ equity	92,801	88,203
Equity attributable to noncontrolling interests	295	294
Total equity	93,096	88,497
Total liabilities and equity	$208,731	$213,396
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, June 29, 2025	9,620	$481	$94,053	(3,935)	$(115,010)	$117,609	$(8,438)	$88,695	$317	$89,012
Net income						3,541		3,541	9	3,550
Other comprehensive income/(loss), net of tax							372	372	(5)	367
Cash dividends declared, per share: $—
Common stock						—		—		—
Noncontrolling interests								—	(31)	(31)
Share-based payment transactions	—	—	195	—	(2)	(1)		193		193
Other			—	—	—	—		—	5	5
Balance, September 28, 2025	9,621	$481	$94,248	(3,935)	$(115,011)	$121,150	$(8,066)	$92,801	$295	$93,096

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, June 30, 2024	9,592	$480	$93,197	(3,925)	$(114,757)	$116,596	$(7,816)	$87,700	$275	$87,975
Net income						4,465		4,465	8	4,473
Other comprehensive income/(loss), net of tax							(155)	(155)	(10)	(166)
Cash dividends declared, per share: $—
Common stock						—		—		—
Share-based payment transactions	—	—	281	—	(3)	(2)		276		276
Other			(1)	—	—	—		—	—	—
Balance, September 29, 2024	9,592	$480	$93,477	(3,926)	$(114,760)	$121,059	$(7,971)	$92,286	$272	$92,558

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2025	9,593	$480	$93,603	(3,926)	$(114,763)	$116,725	$(7,842)	$88,203	$294	$88,497
Net income						9,419		9,419	33	9,452
Other comprehensive income/(loss), net of tax							(224)	(224)	(7)	(231)
Cash dividends declared, per share: $0.86
Common stock						(4,889)		(4,889)		(4,889)
Noncontrolling interests								—	(31)	(31)
Share-based payment transactions	28	1	645	(9)	(248)	(105)		293		293
Other			—	—	—	—		—	6	7
Balance, September 28, 2025	9,621	$481	$94,248	(3,935)	$(115,011)	$121,150	$(8,066)	$92,801	$295	$93,096

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2024	9,562	$478	$92,631	(3,916)	$(114,487)	$118,353	$(7,961)	$89,014	$274	$89,288
Net income						7,621		7,621	23	7,644
Other comprehensive income/(loss), net of tax							(10)	(10)	(25)	(35)
Cash dividends declared, per share: $0.84
Common stock						(4,760)		(4,760)		(4,760)
Share-based payment transactions	30	2	846	(10)	(273)	(155)		420		420
Other			(1)	—	—	—		—	—	—
Balance, September 29, 2024	9,592	$480	$93,477	(3,926)	$(114,760)	$121,059	$(7,971)	$92,286	$272	$92,558
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(MILLIONS)	September 28, 2025	September 29, 2024
Operating Activities
Net income before allocation to noncontrolling interests	$9,452	$7,644
Discontinued operations—net of tax	25	4
Net income from continuing operations before allocation to noncontrolling interests	9,427	7,640
Adjustments to reconcile net income from continuing operations before allocation to noncontrolling interests to net cash provided by/(used in) operating activities:
Depreciation and amortization	4,905	5,222
Asset write-offs and impairments	864	1,080
Deferred taxes	(1,700)	(1,706)
Share-based compensation expense	574	700
Benefit plan contributions in excess of expense/income	(418)	(466)
Other adjustments, net	(353)	(455)
Other changes in assets and liabilities, net of acquisitions and divestitures	(6,944)	(5,992)
Net cash provided by/(used in) operating activities	6,356	6,023

Investing Activities
Purchases of property, plant and equipment	(1,784)	(1,992)
Purchases of short-term investments	(10,308)	(3,957)
Proceeds from redemptions/sales of short-term investments	13,236	2,630
Net (purchases of)/proceeds from redemptions/sales of short-term investments with original maturities of three months or less	(3,251)	2,649
Purchases of long-term investments	(215)	(75)
Proceeds from redemptions/sales of long-term investments	504	1,541
Proceeds from sales of investment in Haleon(a)	6,311	3,491
Other investing activities, net	302	(13)
Net cash provided by/(used in) investing activities	4,795	4,275

Financing Activities
Proceeds from short-term borrowings	—	8,175
Payments on short-term borrowings	(2,199)	(7,774)
Net (payments on)/proceeds from short-term borrowings with original maturities of three months or less	(897)	(2,590)
Proceeds from issuance of long-term debt	3,687	—
Payments on long-term debt	(3,750)	(2,250)
Cash dividends paid	(7,326)	(7,132)
Other financing activities, net	(415)	(455)
Net cash provided by/(used in) financing activities	(10,900)	(12,026)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	36	(37)
Net increase/(decrease) in cash and cash equivalents and restricted cash and cash equivalents	287	(1,765)
Cash and cash equivalents and restricted cash and cash equivalents, at beginning of period	1,107	2,917
Cash and cash equivalents and restricted cash and cash equivalents, at end of period	$1,394	$1,152
Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes	$3,671	$3,172
Interest paid	1,758	1,833
Interest rate hedges	95	31
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
Pfizer’s fiscal quarter-end for subsidiaries operating outside the U.S. is as of and for the three and nine months ended August 24, 2025 and August 25, 2024, and for U.S. subsidiaries is as of and for the three and nine months ended September 28, 2025 and September 29, 2024.
We manage our commercial operations through three operating segments, each led by a single manager: Biopharma, PC1 and Pfizer Ignite. Biopharma is the only reportable segment. See Note 13A.
B. New Accounting Standard Adopted in 2025
In the third quarter of 2025, we early adopted a new accounting standard which adds a scope exception to exclude from derivative accounting non-exchange-traded contracts with variables (referred to as “underlyings”) that are based on operations or activities specific to one of the parties to the contract. This new scope exception may apply to certain R&D funding arrangements. When adopted early in an interim reporting period, application of the standard is required as of the beginning of the current annual reporting period. We had no contracts or embedded features that were accounted for as derivatives but are no longer accounted for as derivatives as a result of applying the new standard. The adoption of this new accounting standard had no impact to our condensed consolidated financial statements.
C. Revenues and Trade Accounts Receivable

Deductions from Revenues––Our accruals for Medicare, Medicaid and related state program and performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts are as follows:

(MILLIONS)	September 28, 2025	December 31, 2024
Reserve against Trade accounts receivable, net of allowance for doubtful accounts	$2,148	$1,627
Other current liabilities:
Accrued rebates	9,157	7,195
Other accruals	625	972
Other noncurrent liabilities	1,009	1,029
Total accrued rebates and other sales-related accruals	$12,940	$10,822
Trade Accounts Receivable––Trade accounts receivable are stated at their net realizable value. The allowance for credit losses reflects our best estimate of expected credit losses of the receivables portfolio determined on the basis of historical experience, current information, and forecasts of future economic conditions. In developing the estimate for expected credit losses, trade accounts receivables are segmented into pools of assets depending on market, delinquency status, and customer type (high risk versus low risk and government versus non-government), and reserve percentages are established for each pool of trade accounts receivables.
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
During the three and nine months ended September 28, 2025 and September 29, 2024, additions to the allowance for credit losses, write-offs and recoveries of customer receivables were not material to our condensed consolidated financial statements.
For additional information on our trade accounts receivable, see Note 1G in our 2024 Form 10-K.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Research and Development and In-Licensing Arrangements
A. Research and Development Arrangements
Research and Development Funding Arrangement with Abingworth––In September 2025, we entered into an arrangement with Abingworth under which we will receive up to a total of $200 million in 2025 through 2027 to co-fund our quarterly development costs for specified treatments. As there is substantive transfer of risk to the financial partner, the development funding is recognized by us as an obligation to perform contractual services. We are recognizing the funding as a reduction of Research and development expenses using an attribution model over the period of the related expenses. If successful, upon regulatory approval in the U.S. for the indication based on the applicable clinical trial, Abingworth will be eligible to receive an approval-based fixed milestone payment of up to $120 million payable to Abingworth over a period of approximately eighteen months. Following potential regulatory approval, Abingworth will be eligible to receive a combination of fixed milestone payments of up to $280 million in total based on achievement of certain levels of cumulative applicable net sales and payable to Abingworth over a period of approximately one year, as well as royalties based on mid-single digit percentage of the applicable net sales.
Research and Development Funding Arrangement with Blackstone––In March 2025, we entered into an arrangement with Blackstone under which we will receive up to a total of $326 million in 2025 through 2028 to co-fund our quarterly development costs for specified treatments. As there is substantive transfer of risk to the financial partner, the development funding is recognized by us as an obligation to perform contractual services. We are recognizing the funding as a reduction of Research and development expenses using an attribution model over the period of the related expenses. If successful, upon regulatory approval in the U.S. or certain major markets in the EU for the indications based on the applicable clinical trials, Blackstone will be eligible to receive approval-based fixed milestone payments of up to $277 million payable to Blackstone over a period of one to three years. Following potential regulatory approval, Blackstone will be eligible to receive a combination of fixed milestone payments of up to $897 million in total based on achievement of certain levels of cumulative applicable net sales and payable to Blackstone over a period of five to seven years.
For both of the above arrangements, the net present value of the approval-based milestone payments and sales-based milestone payments will be recorded as intangible assets and amortized to Amortization of intangible assets over the shorter of the term of the agreement or estimated commercial life of the product. Accretion of interest on the liabilities will be recognized as interest expense in Other (income)/deductions––net.
B. In-Licensing Arrangement
In-Licensing Arrangement with 3SBio––In July 2025, we completed an exclusive global, ex-China, in-licensing agreement with 3SBio, a leading Chinese biopharmaceutical company, for the development, manufacturing and commercialization of SSGJ-707, a bispecific antibody targeting PD-1 and vascular endothelial growth factor, currently undergoing several clinical trials in China for NSCLC, mCRC, and gynecological tumors. Under the terms of the agreement, 3SBio received an upfront payment of $1.25 billion and is eligible to receive milestone payments associated with certain development, regulatory and commercial milestones up to $4.8 billion as well as tiered double-digit royalties on sales of SSGJ-707, if approved. Additionally, the agreement provides Pfizer the option to extend the license to include exclusive development and commercialization rights to SSGJ-707 in China. In exchange for the option to the exclusive rights in China, we made an upfront payment to 3SBio of $100 million and, in the event the option is exercised, we would pay an option exercise fee of up to $50 million depending on future events. In connection with this transaction, we recorded a $1.35 billion charge in the third quarter of 2025 in Acquired in-process research and development expenses and presented it as a cash outflow from operating activities. We also made a $100 million equity investment in 3SBio.
Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
A. Realigning Our Cost Base Program
In the fourth quarter of 2023, we announced that we launched a multi-year, enterprise-wide cost realignment program that aims to realign our costs with our longer-term revenue expectations. In the second quarter of 2025, we identified additional productivity opportunities to further reduce costs primarily in SI&A, driven in large part by enhanced digital enablement, including automation and AI, and simplification of business processes.
We expect costs associated with these components of the program to be incurred through 2027 and to total approximately $4.7 billion, representing primarily cash expenditures for severance, implementation, exit, and digital enablement costs, as well as non-cash asset write downs of which $3.1 billion is associated with our Biopharma segment.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Additionally, in connection with our efforts to simplify the structure and sharpen the focus of our R&D organization, in the first quarter of 2025, we expanded this program after having identified additional opportunities to drive improvements in productivity and operational efficiencies through enhanced digital enablement, including automation and AI, and simplification of business processes. We expect costs to implement these initiatives to be incurred through 2026 and to total approximately $600 million, primarily representing cash expenditures for severance, digital enablement and implementation, all of which is associated with our Biopharma segment. The majority of these costs were recorded in the first quarter of 2025, with cash outlays expected primarily in 2025 and 2026.
We expect costs associated with all the components of this program to total approximately $5.3 billion of which $3.7 billion is associated with the Biopharma segment.
From the start of this program through September 28, 2025, we incurred total costs of $3.7 billion, of which $2.9 billion is associated with our Biopharma segment (including $2.6 billion of restructuring charges).
B. Manufacturing Optimization Program
In the second quarter of 2024, we announced that we launched a multi-year, multi-phased program to reduce our costs of goods sold, which is expected to include operational efficiencies, network structure changes, and product portfolio enhancements. The first phase of this program is primarily focused on operational efficiencies, and we expect costs for this first phase to total approximately $1.4 billion, primarily representing cash expenditures for severance and implementation costs, all of which is associated with our Biopharma segment. From the start of this program through September 28, 2025, we incurred costs of $1.0 billion, substantially all of which is restructuring costs for our Biopharma segment. These costs were recorded primarily in 2024, with cash outlays expected primarily in 2025 and 2026.
C. Key Activities

The following summarizes costs and credits for acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended		Nine Months Ended
(MILLIONS)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Restructuring charges/(credits):
Employee terminations	$124	$25	$360	$1,009
Asset impairments	111	111	328	177
Exit costs	2	82	96	145
Restructuring charges/(credits)(a)	237	217	784	1,331
Transaction costs(b)	—	—	—	5
Integration costs and other(c)	49	96	162	333
Restructuring charges and certain acquisition-related costs	286	313	945	1,669
Net periodic benefit costs/(credits) recorded in Other (income)/deductions––net	(6)	2	(74)	7
Inventory write-offs––recorded in Cost of sales	33	—	33	—
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of operations as follows(d):
Cost of sales	3	6	10	11
Selling, informational and administrative expenses	—	2	—	5
Research and development expenses	1	—	1	—
Total additional depreciation––asset restructuring	4	8	11	16
Implementation costs recorded in our condensed consolidated statements of operations as follows(e):
Cost of sales	26	30	72	95
Selling, informational and administrative expenses	26	13	46	77
Research and development expenses	53	33	116	66
Total implementation costs	105	75	234	238
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$423	$398	$1,150	$1,930
(a)Primarily represents cost-reduction initiatives. Amounts associated with our Biopharma segment: (i) charges of $240 million for the three months ended September 28, 2025 (including charges of $117 million for our Manufacturing Optimization Program and charges of $107 million for our Realigning our Cost Base Program), (ii) charges of $451 million for the nine months ended September 28, 2025 (including charges of $669 million for our Realigning our Cost Base Program and credits of $295 million for our Manufacturing Optimization Program), (iii) charges of $141 million for the three months ended September 29, 2024 (primarily including charges for our Realigning our Cost Base Program) and (iv) charges of $1.2 billion for the nine months ended September 29, 2024 (including charges of $1.3 billion for our Manufacturing Optimization Program and credits of $69 million for our Realigning our Cost

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Base Program). For the nine months ended September 28, 2025 and September 29, 2024, Employee terminations include revisions of estimates of previously recorded accruals for severance benefits, driven in large part by higher-than-expected voluntary attrition.
(b)Represents external costs for banking, legal, accounting and other similar services.
(c)Represents external, incremental costs directly related to integrating acquired businesses, such as expenditures for consulting and the integration of systems and processes, and certain other qualifying costs.
(d)Represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.
(e)Represents incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following summarizes the components and changes in restructuring accruals:
(MILLIONS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2024(a)	$2,046	$—	$74	$2,120
Provision	360	328	96	784
Utilization and other(b)	(724)	(328)	(15)	(1,067)
Balance, September 28, 2025(c)	$1,682	$—	$155	$1,836
(a)Included in Other current liabilities ($1.7 billion) and Other noncurrent liabilities ($437 million).
(b)Other activity includes adjustments for foreign currency translation that are not material to our condensed consolidated financial statements.
(c)Included in Other current liabilities ($1.3 billion) and Other noncurrent liabilities ($532 million).
Note 4. Other (Income)/Deductions—Net

Components of Other (income)/deductions––net include:
	Three Months Ended		Nine Months Ended
(MILLIONS)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Interest income	$(138)	$(116)	$(437)	$(374)
Interest expense	652	783	1,960	2,352
Net interest expense(a)	514	668	1,523	1,977
Net (gains)/losses recognized during the period on equity securities(b)	(201)	(446)	94	(129)
Net periodic benefit costs/(credits) other than service costs	(73)	(102)	(333)	(311)
Certain legal matters, net(c)	191	45	755	422
Certain asset impairments(d)	260	—	577	349
Haleon equity method (income)/loss	—	(150)	—	(102)
Other, net(e)	(174)	227	(406)	(177)
Other (income)/deductions––net	$517	$243	$2,210	$2,030
(a)The decrease in net interest expense in the third quarter and first nine months of 2025 reflects (i) a decrease in interest expense primarily driven by a reduction in commercial paper outstanding and (ii) an increase in interest income due to a higher total average investment asset balance compared to 2024.
(b)The net losses in the first nine months of 2025 include, among other things, a net loss of $144 million related to our previous investment in Haleon, composed of unrealized losses of $1.0 billion, partially offset by $900 million in realized gains on the sales of our remaining investment in the first quarter of 2025.
(c)The third quarter of 2025 primarily includes certain product liability expenses. The first nine months of 2025 primarily include certain product liability and other legal expenses. The third quarter and first nine months of 2024 primarily included certain product liability expenses related to products discontinued and/or divested by Pfizer.
(d)The third quarter and first nine months of 2025 include an intangible asset impairment charge associated with our Biopharma segment of $260 million related to IPR&D associated with a Phase 3 study for inclacumab for the treatment of SCD, which reflects unfavorable clinical trial results. The first nine months of 2025 also include an intangible asset impairment charge of $210 million associated with our Biopharma segment for KRAS G12D, a Phase 2 indefinite-lived out-licensed asset that was discontinued by our out-licensing partner. The first nine months of 2024 included a $240 million intangible asset impairment charge, associated with our Biopharma segment that represented IPR&D related to a Phase 3 study for the treatment of DMD, which reflected unfavorable clinical trial results.
(e)The first nine months of 2025 include, among other things, dividend income of $184 million from our investment in ViiV. The third quarter and first nine months of 2024 primarily included, among other things, a charge of $420 million related to the expected sale of one of our facilities resulting from the discontinuation of our DMD program. The first nine months of 2024 also included, among other things, dividend income of $183 million from our investment in ViiV and a $150 million realized gain on the partial sale of our previous investment in Haleon in the first quarter of 2024.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Additional information about the intangible assets that were impaired during 2025 follows:
					Nine Months Ended
	Fair Value(a)				September 28, 2025
(MILLIONS)	Amount	Level 1	Level 2	Level 3	Impairment
IPR&D(b), (c)	$590	$—	$—	$590	$353
Indefinite-lived licensing agreement(b)	—	—	—	—	210
Developed technology rights(b)	—	—	—	—	14
Total	$590	$—	$—	$590	$577
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
(c)See Note 9.
Note 5. Tax Matters
A. Taxes on Income from Continuing Operations
Our effective tax rate for continuing operations was (6.5)% for the third quarter of 2025, compared to 5.0% for the third quarter of 2024, and was (2.9)% for the first nine months of 2025, compared to 4.9% for the first nine months of 2024. The negative and lower effective tax rates for the third quarter and the first nine months of 2025, compared to the third quarter and the first nine months of 2024, were primarily due to a favorable change in the jurisdictional mix of earnings, the remeasurement of deferred tax liabilities due to the enactment of the OBBBA on July 4, 2025, and tax benefits related to global income tax resolutions in multiple tax jurisdictions spanning multiple tax years.
We elected, with the filing of our 2018 U.S. Federal Consolidated Income Tax Return, to pay our initial estimated $15 billion repatriation tax liability on accumulated post-1986 foreign earnings (Transition Tax liability) over eight years through 2026. The seventh annual installment was paid by its April 15, 2025 due date. The eighth and final annual installment is due April 15, 2026 and is reported in current Income taxes payable as of September 28, 2025. Our obligations may vary due to the availability of attributes such as foreign tax and other credit carryforwards or carrybacks.
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
The U.S. is one of our major tax jurisdictions, and we are regularly audited by the IRS. Tax years 2019-2022 are under audit. Tax years 2023-2025 are open but not under audit. All other tax years are closed. In addition to the open audit years in the U.S., we have open audit years and certain related audits, appeals and investigations in certain major international tax jurisdictions dating back to 2016.
See Note 5D in our 2024 Form 10-K.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Tax Provision/(Benefit) on Other Comprehensive Income/(Loss)

Components of Tax provision/(benefit) on other comprehensive income/(loss) include:
	Three Months Ended		Nine Months Ended
(MILLIONS)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Foreign currency translation adjustments, net(a)	$34	$(50)	$(338)	$(7)
Unrealized holding gains/(losses) on derivative financial instruments, net	(2)	(65)	(84)	5
Reclassification adjustments for (gains)/losses included in net income	32	(42)	(55)	(68)
	30	(107)	(139)	(63)
Unrealized holding gains/(losses) on available-for-sale securities, net	(1)	7	16	(2)
Reclassification adjustments for (gains)/losses included in net income	(12)	(1)	(3)	10
	(13)	7	12	8
Reclassification adjustments related to amortization of prior service costs and other, net	(4)	(6)	(17)	(20)
Reclassification adjustments related to curtailments of prior service costs and other, net	(1)	—	(11)	1
	(5)	(6)	(28)	(18)
Tax provision/(benefit) on other comprehensive income/(loss)	$45	$(157)	$(492)	$(81)
(a)Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that are expected to be held indefinitely.
Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following summarizes the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS)	Foreign Currency Translation Adjustments(a)	Derivative Financial Instruments	Available-For-Sale Securities	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, January 1, 2025	$(7,984)	$57	$(106)	$191	$(7,842)
Other comprehensive income/(loss)(b)	279	(499)	87	(91)	(224)
Balance, September 28, 2025	$(7,705)	$(442)	$(19)	$99	$(8,066)
(a)Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests.
(b)Foreign currency translation adjustments include net gains/(losses) related to the impact of our net investment hedging program.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments
A. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis and Fair Value Hierarchy, using a Market Approach:

	September 28, 2025			December 31, 2024
(MILLIONS)	Total	Level 1	Level 2	Total	Level 1	Level 2
Financial assets:
Short-term investments
Equity securities with readily determinable fair value(a)	$2,390	$—	$2,390	$7,848	$6,456	$1,392

Available-for-sale debt securities:
Government and agency—non-U.S.	5,905	—	5,905	6,855	—	6,855
Government and agency—U.S.	2,633	—	2,633	2,853	—	2,853
Corporate and other	1,586	—	1,586	1,173	—	1,173
	10,123	—	10,123	10,881	—	10,881
Total short-term investments	12,513	—	12,513	18,729	6,456	12,273
Other current assets
Derivative assets:
Interest rate contracts	2	—	2	—	—	—
Foreign exchange contracts	301	—	301	1,056	—	1,056
Total other current assets	302	—	302	1,056	—	1,056
Long-term investments
Equity securities with readily determinable fair values(b)	1,176	1,176	—	1,246	1,246	—

Available-for-sale debt securities:
Government and agency—non-U.S.	1	—	1	—	—	—
	1	—	1	—	—	—
Total long-term investments	1,176	1,176	1	1,246	1,246	—
Other noncurrent assets
Derivative assets:
Interest rate contracts	60	—	60	13	—	13
Foreign exchange contracts	56	—	56	447	—	447
Total derivative assets	116	—	116	460	—	460
Insurance contracts(c)	978	—	978	875	—	875
Total other noncurrent assets	1,093	—	1,093	1,335	—	1,335
Total assets	$15,085	$1,176	$13,909	$22,366	$7,701	$14,665

Financial liabilities:
Other current liabilities
Derivative liabilities:
Interest rate contracts	$10	$—	$10	$28	$—	$28
Foreign exchange contracts	387	—	387	217	—	217
Total other current liabilities	397	—	397	245	—	245
Other noncurrent liabilities
Derivative liabilities:
Interest rate contracts	216	—	216	397	—	397
Foreign exchange contracts	964	—	964	723	—	723
Total other noncurrent liabilities	1,180	—	1,180	1,121	—	1,121
Total liabilities	$1,577	$—	$1,577	$1,366	$—	$1,366
(a)Includes money market funds primarily invested in U.S. Treasury and government debt. As of December 31, 2024, short-term equity securities included our previous investment in Haleon of $6.5 billion. In the first quarter of 2025, we sold the remaining portion of our investment in Haleon for $6.3 billion.
(b)Long-term equity securities of $141 million as of September 28, 2025 and $133 million as of December 31, 2024 were held in restricted trusts for U.S. non-qualified employee benefit plans.
(c)Includes life insurance policies held in restricted trusts for U.S. non-qualified employee benefit plans. The underlying invested assets in these contracts are marketable securities, which are carried at fair value, with changes in fair value recognized in Other (income)/deductions—net (see Note 4).
Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis––The carrying value of Long-term debt, excluding the current portion, was $57 billion as of September 28, 2025 and December 31, 2024. The estimated fair value of such debt, using a market approach and Level 2 inputs, was $56 billion as of September 28, 2025 and $54 billion as of December 31, 2024.
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities, long-term receivables and short-term borrowings not measured at fair value on a recurring basis were not significant

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

as of September 28, 2025 and December 31, 2024. The fair value measurements of our held-to-maturity debt securities and short-term borrowings are based on Level 2 inputs. The fair value measurements of our long-term receivables and private equity securities are based on Level 3 inputs.
B. Investments
Total Short-Term and Long-Term Investments

The following summarizes our investments by classification type:
(MILLIONS)	September 28, 2025	December 31, 2024
Short-term investments
Equity securities with readily determinable fair values	$2,390	$7,848
Available-for-sale debt securities	10,123	10,881
Held-to-maturity debt securities	1,128	705
Total Short-term investments	$13,641	$19,434

Long-term investments
Equity securities with readily determinable fair values(a)	$1,176	$1,246
Available-for-sale debt securities	1	—
Held-to-maturity debt securities	48	45
Private equity securities at cost(a)	690	719
Equity-method investments	223	217
Total Long-term investments	$2,137	$2,228
Held-to-maturity cash equivalents	$235	$184
(a)Represent investments in the life sciences sector.
Debt Securities

Our investment portfolio consists of investment-grade debt securities issued across diverse governments, corporate and financial institutions:
	September 28, 2025							December 31, 2024
		Gross Unrealized			Maturities (in Years)				Gross Unrealized
(MILLIONS)	Amortized Cost	Gains	Losses	Fair Value	Within 1	Over 1 to 5	Over 5	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Government and agency––non-U.S.	$5,926	$2	$(23)	$5,905	$5,905	$1	$—	$6,970	$8	$(123)	$6,855
Government and agency––U.S.	2,633	—	—	2,633	2,633	—	—	2,853	—	—	2,853
Corporate and other	1,586	—	—	1,586	1,586	—	—	1,179	—	(6)	1,173
Held-to-maturity debt securities
Time deposits and other	911	—	—	911	867	10	33	697	—	—	697
Government and agency––non-U.S.	501	—	—	501	496	5	—	237	—	—	237
Total debt securities	$11,556	$2	$(24)	$11,535	$11,486	$16	$33	$11,935	$8	$(129)	$11,814
Any expected credit losses to these portfolios would be immaterial to our financial statements.
Equity Securities

The following presents the calculation of the portion of unrealized (gains)/losses that relates to equity securities, excluding equity-method investments, held at the reporting date:
	Three Months Ended		Nine Months Ended
(MILLIONS)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net (gains)/losses recognized during the period on equity securities(a)	$(201)	$(446)	$94	$(129)
Less: Net (gains)/losses recognized during the period on equity securities sold during the period	(224)	(914)	(1,159)	(1,129)
Net unrealized (gains)/losses during the reporting period on equity securities still held at the reporting date(b)	$23	$468	$1,253	$1,000
(a)Reported in Other (income)/deductions––net. See Note 4.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b)Included in net unrealized (gains)/losses are observable price changes on equity securities without readily determinable fair values. As of September 28, 2025, there were cumulative impairments and downward adjustments of $467 million and upward adjustments of $239 million. Impairments, downward and upward adjustments were not material to our operations in the third quarters and first nine months of 2025 and 2024.
C. Short-Term Borrowings

Short-term borrowings include:
(MILLIONS)	September 28, 2025	December 31, 2024
Commercial paper, principal amount	$—	$2,453
Current portion of long-term debt, principal amount	4,250	3,750
Other short-term borrowings, principal amount(a)	56	755
Total short-term borrowings, principal amount	4,306	6,957
Net unamortized discounts, premiums and debt issuance costs	(3)	(12)
Total Short-term borrowings, including current portion of long-term debt, carried at historical proceeds, as adjusted	$4,303	$6,946
(a)Primarily includes cash collateral. See Note 7F.
D. Long-Term Debt
Issuance

In May 2025, we issued in Euro, through our wholly-owned finance subsidiary, PNIF, the following senior unsecured notes for general corporate purposes(a), (b) :
(MILLIONS)		Principal
Coupon Rate	Maturity Date	September 28, 2025
2.875%	May 19, 2029	€750
3.250%	May 19, 2032	1,000
3.875%	May 19, 2037	750
4.250%	May 19, 2045	800
Total long-term debt issued in the second quarter of 2025(c)		€3,300
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

The following summarizes the aggregate principal amount of our senior unsecured long-term debt, and adjustments to report our aggregate long-term debt:
(MILLIONS)	September 28, 2025	December 31, 2024
Total long-term debt, principal amount	$57,006	$57,147
Net fair value adjustments related to hedging and purchase accounting	864	701
Net unamortized discounts, premiums and debt issuance costs	(461)	(444)
Total long-term debt, carried at historical proceeds, as adjusted	$57,409	$57,405
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
The derivative financial instruments primarily hedge or offset exposures in the euro, U.K. pound, Chinese renminbi, Japanese yen, Swedish krona and Canadian dollar, and include a portion of our forecasted foreign exchange-denominated intercompany inventory sales hedged up to two years. We may also seek to protect against possible declines in the net investments of our foreign business entities.
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

The following summarizes the fair value of the derivative financial instruments and notional amounts:
	September 28, 2025			December 31, 2024
		Fair Value			Fair Value
(MILLIONS)	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$23,060	$250	$1,202	$23,991	$1,250	$719
Interest rate contracts	6,750	61	226	6,750	13	425
		311	1,428		1,263	1,144
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$22,851	107	149	$26,335	253	221
Total		$418	$1,577		$1,516	$1,366
(a)The notional amount of outstanding foreign exchange contracts hedging our intercompany forecasted inventory sales was $5.1 billion as of September 28, 2025 and $5.0 billion as of December 31, 2024.

The following summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk exposures:
	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Three Months Ended
(MILLIONS)	Sept. 28, 2025	Sept. 29, 2024	Sept. 28, 2025	Sept. 29, 2024	Sept. 28, 2025	Sept. 29, 2024
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Interest rate contracts	$—	$—	$—	$—	$—	$—
Foreign exchange contracts(b)	—	—	(11)	(306)	(187)	171
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	10	3	10	3
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	13	332	—	—	—	—
Hedged item	(13)	(332)	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	88	(695)	—	—
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	89	93	56	40
Non-Derivative Financial Instruments in Net Investment Hedge Relationships(d):
Foreign currency long-term debt	—	—	5	(37)	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	15	64	—	—	—	—
	$15	$64	$181	$(941)	$(120)	$215

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Nine Months Ended
(MILLIONS)	Sept. 28, 2025	Sept. 29, 2024	Sept. 28, 2025	Sept. 29, 2024	Sept. 28, 2025	Sept. 29, 2024
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Interest rate contracts	$—	$—	$—	$—	$—	$—
Foreign exchange contracts(b)	—	—	(438)	21	200	313
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	42	20	42	20
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	228	107	—	—	—	—
Hedged item	(228)	(107)	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	(1,273)	(380)	—	—
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	237	145	150	116
Non-Derivative Financial Instruments in Net Investment Hedge Relationships(d):
Foreign currency long-term debt	—	—	(97)	(11)	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	103	106	—	—	—	—
	$103	$106	$(1,528)	$(204)	$392	$450
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
(b)The amounts reclassified from OCI into COS were:
•a net loss of $23 million in the third quarter of 2025;
•a net gain of $69 million in the first nine months of 2025;
•a net gain of $37 million in the third quarter of 2024; and
•a net gain of $106 million in the first nine months of 2024.
The remaining amounts were reclassified from OCI into OID. Based on quarter-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax loss of $63 million within the next 12 months into income. The maximum length of time over which we are hedging our exposure to the variability in future foreign exchange cash flows is approximately 18 years and relates to foreign currency debt.
(c)    The amounts reclassified from OCI were reclassified into OID.
(d) Long-term debt includes foreign currency borrowings, which are used in net investment hedges; the related carrying values as of September 28, 2025 and December 31, 2024 were $874 million and $777 million, respectively.

The following summarizes cumulative basis adjustments to our long-term debt in fair value hedges:
	September 28, 2025			December 31, 2024
		Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount			Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount
(MILLIONS)	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships
Long-term debt	$7,122	$(156)	$839	$7,154	$(384)	$891
(a)Carrying amounts exclude the cumulative amount of fair value hedging adjustments.
F. Credit Risk
A significant portion of our trade accounts receivable balances are due from wholesalers and governments. For additional information on our trade accounts receivables with significant customers, see Note 17C in our 2024 Form 10-K.
As of September 28, 2025, the largest investment exposures in our portfolio consisted primarily of U.S. government money market funds, as well as sovereign debt instruments issued by the U.S., the U.K., Germany, Sweden, and the Netherlands.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

With respect to our derivative financial instrument agreements with financial institutions, we do not expect to incur a significant loss from failure of any counterparty. Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements with credit-support annexes that contain zero threshold provisions requiring collateral to be exchanged daily depending on levels of exposure. As a result, there are no significant concentrations of credit risk with any individual financial institution. As of September 28, 2025, the aggregate fair value of these derivative financial instruments that are in a net payable position was $1.1 billion, for which we have posted collateral of $1.2 billion with a corresponding amount reported in Short-term investments. As of September 28, 2025, the aggregate fair value of our derivative financial instruments that are in a net receivable position was $60 million, for which we have received collateral of $56 million with a corresponding amount reported in Short-term borrowings, including current portion of long-term debt.
Note 8. Other Financial Information
A. Inventories

The following summarizes the components of Inventories:
(MILLIONS)	September 28, 2025	December 31, 2024
Finished goods	$4,485	$3,775
Work-in-process	6,038	6,101
Raw materials and supplies	945	976
Inventories	$11,468	$10,851
Noncurrent inventories not included above(a)	$2,142	$2,663
(a)Included in Other noncurrent assets. Based on our current estimates and assumptions, there are no recoverability issues for these amounts.
B. Other Current Liabilities
Other current liabilities include, among other things, amounts payable to BioNTech for the gross profit split for Comirnaty, which totaled $426 million as of September 28, 2025 and $1.3 billion as of December 31, 2024.
C. Supplier Finance Program Obligation
We maintain voluntary supply chain finance agreements with several participating financial institutions. Under these agreements, participating suppliers may voluntarily elect to sell their accounts receivable with Pfizer to these financial institutions. As of September 28, 2025 and December 31, 2024, respectively, $566 million and $688 million of our trade payables to suppliers who participate in these financing arrangements were outstanding.
Note 9. Identifiable Intangible Assets, Net and Goodwill
A. Identifiable Intangible Assets

The following summarizes the components of Identifiable intangible assets:
	September 28, 2025			December 31, 2024
(MILLIONS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, Net
Finite-lived intangible assets
Developed technology rights(a)	$101,220	$(69,057)	$32,163	$99,397	$(65,044)	$34,353
Brands	1,274	(1,023)	251	1,277	(992)	285
Licensing agreements and other	2,355	(1,256)	1,099	2,724	(1,513)	1,210
	104,849	(71,337)	33,513	103,397	(67,549)	35,848
Indefinite-lived intangible assets
IPR&D(a), (b)	17,350		17,350	18,893		18,893
Licensing agreements and other(c)	461		461	670		670
	17,811		17,811	19,563		19,563
Identifiable intangible assets(d)	$122,660	$(71,337)	$51,324	$122,961	$(67,549)	$55,411
(a)The changes in the gross carrying amounts primarily reflect the transfer of $600 million and $590 million from IPR&D to developed technology rights for Padcev and talazoparib (Talzenna), respectively, as well as the impact of foreign exchange.
(b)The decrease in the gross carrying amount reflects an impairment of $260 million (see Note 4).
(c)The decrease in the gross carrying amount reflects an impairment of $210 million (see Note 4).
(d)The decrease is primarily due to amortization expense of $3.6 billion.

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
Note 10. Pension and Postretirement Benefit Plans

The following summarizes the components of net periodic benefit cost/(credit):
	Pension Plans
	U.S.		International		Postretirement Plans
	Three Months Ended
(MILLIONS)	Sept. 28, 2025	Sept. 29, 2024	Sept. 28, 2025	Sept. 29, 2024	Sept. 28, 2025	Sept. 29, 2024
Service cost	$—	$—	$27	$21	$4	$4
Interest cost	133	139	76	78	6	6
Expected return on plan assets	(184)	(208)	(85)	(80)	(14)	(13)
Amortization of prior service cost/(credit)	—	—	1	1	(17)	(28)
Actuarial (gains)/losses	12	2	5	—	—	—
Curtailments	—	—	—	—	(6)	—
Special termination benefits	—	—	1	2	—	—
Net periodic benefit cost/(credit) reported in income	$(40)	$(68)	$24	$23	$(27)	$(31)

	Pension Plans
	U.S.		International		Postretirement Plans
	Nine Months Ended
(MILLIONS)	Sept. 28, 2025	Sept. 29, 2024	Sept. 28, 2025	Sept. 29, 2024	Sept. 28, 2025	Sept. 29, 2024
Service cost	$—	$—	$77	$65	$13	$11
Interest cost	398	416	218	233	19	17
Expected return on plan assets	(551)	(624)	(246)	(240)	(43)	(38)
Amortization of prior service cost/(credit)	—	1	3	3	(74)	(87)
Actuarial (gains)/losses	12	2	5	—	—	—
Curtailments	—	—	(9)	(2)	(65)	—
Special termination benefits	—	—	1	9	—	—
Net periodic benefit cost/(credit) reported in income	$(142)	$(206)	$50	$68	$(150)	$(96)
The components of net periodic benefit cost/(credit) other than the service cost component are primarily included in Other (income)/deductions––net (see Note 4).
For the nine months ended September 28, 2025, we contributed $96 million to our U.S. Pension Plans and $103 million to our International Pension Plans from our general assets, which include direct employer benefit payments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Earnings Per Common Share Attributable to Pfizer Inc. Common Shareholders

The following presents the detailed calculation of EPS:
	Three Months Ended		Nine Months Ended
(MILLIONS)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
EPS Numerator
Income from continuing operations attributable to Pfizer Inc. common shareholders	$3,541	$4,473	$9,393	$7,617
Discontinued operations––net of tax	—	(8)	25	4
Net income attributable to Pfizer Inc. common shareholders	$3,541	$4,465	$9,419	$7,621
EPS Denominator
Weighted-average number of common shares outstanding––Basic	5,685	5,667	5,682	5,663
Common-share equivalents	29	39	29	36
Weighted-average number of common shares outstanding––Diluted	5,714	5,705	5,710	5,699
Anti-dilutive common stock equivalents(a)	8	25	11	25
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
A1. Legal Proceedings––Patent Litigation
We are involved in suits relating to our patents (or those of our collaboration/licensing partners to which we have licenses or co-promotion rights), including but not limited to, those discussed below. We face claims by generic drug manufacturers that patents covering our products (or those of our collaboration/licensing partners to which we have licenses or co-promotion rights and to which we may or may not be a party), processes or dosage forms are invalid and/or do not cover the product of the generic drug manufacturer. Also, counterclaims, as well as various independent actions, have been filed alleging that our assertions of, or attempts to enforce, patent rights with respect to certain products constitute unfair competition and/or violations of antitrust laws. In addition to the challenges to the U.S. patents that are discussed below, patent rights to certain of our products or those of our collaboration/licensing partners are being challenged in various other jurisdictions. Some of our collaboration or licensing partners face challenges to the validity of their patent rights in non-U.S. jurisdictions. For example, in April 2022, the U.K. High Court issued a judgment finding invalid a BMS patent related to Eliquis due to expire in 2026, and this judgment is now final. Additional challenges are pending in other jurisdictions. Also, in July 2022, CureVac AG (CureVac) brought a patent infringement action against BioNTech and certain of its subsidiaries in the German Regional Court alleging that Comirnaty infringes certain German utility model patents and certain expired and unexpired European patents. Additional challenges involving Comirnaty patents may be filed against us and/or BioNTech in other jurisdictions in the future. Adverse decisions in these matters could have a material adverse effect on our results of operations. We are also party to patent damages suits in various jurisdictions pursuant to which generic drug manufacturers, payors, governments or other parties are seeking damages from us for allegedly causing delay of generic entry.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Actions In Which We Are The Plaintiff
Xeljanz (tofacitinib)
Beginning in 2017, we brought patent-infringement actions against several generic manufacturers that filed separate abbreviated new drug applications (ANDAs) with the FDA seeking approval to market their generic versions of tofacitinib tablets in one or both of 5 mg and 10 mg dosage strengths, and in both immediate and extended release forms. To date, we have settled or otherwise resolved actions with several manufacturers on terms not material to us, including the below actions:
In May 2025, we brought a patent infringement action against Somerset Therapeutics LLC (Somerset) asserting the infringement and validity of our composition of matter patent, covering Xeljanz that was challenged by Somerset in its ANDA seeking approval to market a generic version of tofacitinib immediate release (5 mg, 10 mg) tablets. In September 2025, we settled with Somerset on terms not material to us.
In June 2025, we brought a patent infringement action against Orient Pharma Co., Ltd. (Orient) asserting the infringement and validity of our extended-release formulation patents, covering Xeljanz XR that were challenged by Orient in its ANDA seeking approval to market a generic version of tofacitinib extended-release (11 mg, 22 mg) tablets. In September 2025, the case against Orient was dismissed.
In June 2025, we brought a patent infringement action against Apotex Inc. asserting the infringement and validity of our composition of matter patent, covering Xeljanz XR that was challenged by Apotex Inc. in its ANDA seeking approval to market a generic version of tofacitinib extended-release (11 mg, 22 mg) tablets. In October 2025, we settled with Apotex Inc. on terms not material to us.
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
Xtandi (enzalutamide)
Beginning in August 2024, several generic companies notified us and Astellas that they had filed ANDAs with the FDA seeking approval to market generic versions of Xtandi, challenging some or all of the patents listed in the FDA’s Orange Book for Xtandi. Beginning in August 2024, we and Astellas brought patent infringement actions against the generic filers in the U.S. District Court for the District of New Jersey, asserting the validity and infringement of the patents in suit.
Actions in Which We are the Defendant
Comirnaty (tozinameran)
In March 2022, Alnylam Pharmaceuticals, Inc. (Alnylam) filed a complaint in the U.S. District Court for the District of Delaware against Pfizer and Pharmacia & Upjohn Company LLC, our wholly owned subsidiary, alleging that Comirnaty

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

infringes a U.S. patent issued in February 2022, and seeking unspecified monetary damages. In July 2022, Alnylam filed a second complaint in the U.S. District Court for the District of Delaware against Pfizer, Pharmacia & Upjohn Company LLC, BioNTech and BioNTech Manufacturing GmbH, alleging that Comirnaty infringes a U.S. patent issued in July 2022, and seeking unspecified monetary damages. In May 2023, Alnylam filed a separate complaint in the U.S. District Court for the District of Delaware against Pfizer and Pharmacia & Upjohn Company LLC alleging that Comirnaty infringes four additional U.S. patents issued on various dates in 2023 and seeking unspecified monetary damages. In February 2025, one of the patents asserted in the May 2023 complaint was dismissed from the litigation by stipulation of the parties. In July 2025, the District Court issued a judgment that Comirnaty does not infringe any of the patents asserted by Alnylam. In August 2025, we settled with Alnylam on terms not material to us.
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
In August 2025, Enanta filed a patent infringement complaint in the Unified Patent Court, Local Division Munich, against Pfizer alleging that the active ingredient in Paxlovid, nirmatrelvir, infringes a European patent issued in August 2025, and seeking unspecified monetary damages.
Matters Involving Pfizer and its Collaboration/Licensing Partners
Comirnaty (tozinameran)
In July 2022, Pfizer, BioNTech and BioNTech Manufacturing GmbH filed a declaratory judgment complaint against CureVac in the U.S. District Court for the District of Massachusetts seeking a judgment of non-infringement for three U.S. patents relating to Comirnaty. In May 2023, the case was transferred to the U.S. District Court for the Eastern District of Virginia. Also

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

in May 2023, CureVac asserted that Comirnaty infringes the three patents that were the subject of our declaratory judgment complaint, and in May and July 2023, CureVac asserted that Comirnaty infringes a number of additional U.S. patents. In August 2025, the parties signed a settlement agreement and license agreement, and the case was dismissed with prejudice.
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
Many of these Zantac-related cases have been outstanding for a number of years. From time to time, Pfizer has explored and will continue to explore opportunistic settlements of these matters. As of November 2025, Pfizer had settled, or entered into definitive agreements or agreements-in-principle to settle, subject to certain conditions, a substantial majority of the cases filed in state courts in which the plaintiff alleges use of a Pfizer product. The remaining unresolved state court cases continue in various state courts.
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
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 28, 2025, the estimated fair value of these indemnification obligations is not material to Pfizer.
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
See Note 7D for information on Pfizer Inc.’s guarantee of the debt issued by PNIF in May 2025 and see Note 7D in our 2024 Form 10-K for information on Pfizer Inc.’s guarantee of the debt issued by Pfizer Investment Enterprises Pte. Ltd. (a wholly owned subsidiary of Pfizer) in May 2023. We have also guaranteed the long-term debt of certain subsidiaries of Pfizer and certain companies that we acquired and that now are subsidiaries of Pfizer.
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
Within our Biopharma reportable segment, commercial divisions market, sell and distribute our products, and global operating functions are responsible for the research, development, manufacturing and supply of our products. Each operating segment is

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

supported by our global corporate enabling functions. At the beginning of 2025, we made the following changes within our Biopharma reportable segment that went into effect on January 1, 2025 to support our continued focus on commercial execution and to further strengthen Pfizer’s capabilities and leadership in discovering and developing breakthrough medicines and vaccines:
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
•strategically combined our former global Oncology Research and Development (ORD) and Pfizer Research and Development (PRD) divisions to form a single Pfizer R&D organization, named Research & Development, Pfizer (R&D, Pfizer) led by the Chief Scientific Officer and President, Research and Development. This organization is responsible for overseeing all R&D activities with end-to-end responsibilities that span from discovery to late-phase clinical development, including facilitating regulatory submissions, engaging with health authorities and global medical strategies. R&D, Pfizer also includes science-based disciplines, providing comprehensive technical expertise for the development of Pfizer's medicines and vaccines. A newly formed Chief Medical Office is part of this structure, advancing medical and scientific knowledge by generating evidence-based insights to drive informed regulatory and healthcare decisions. It ensures all stakeholders – including patients, healthcare providers, pharmacists, payors, and health authorities – have complete and up-to-date information on the benefits and risks associated with our products. R&D spending may encompass upfront and pre-approval milestone payments for intellectual property rights related to its programs which would be recorded as Acquired in-process research and development expenses.
Other Business Activities and Reconciling Items––Other business activities include the operating results of PC1 and Pfizer Ignite as well as certain pre-tax costs not allocated to our operating segment results, such as costs associated with corporate enabling functions and other corporate costs, as well as for the three and nine months ended September 29, 2024, our share of earnings from Haleon. In 2025, Pfizer made the decision to discontinue Pfizer Ignite and we are winding down this business while collaborating closely with our Ignite partners to ensure continuity and the successful transition of work. Reconciling items include the following items, transactions and events that are not allocated to our operating segments: (i) all amortization of intangible assets; (ii) acquisition-related items; and (iii) certain significant items, representing substantive and/or unusual, and in some cases recurring, items that are evaluated on an individual basis by management and that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis.
Segment Assets––We manage our assets on a total company basis, not by operating segment, as our operating assets are shared or commingled. Therefore, our CODM does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were $209 billion as of September 28, 2025 and $213 billion as of December 31, 2024.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Selected Statement of Operations Information

The following provides selected information by reportable segment:
	Three Months Ended
	Total Revenues		Earnings(a)		Depreciation and Amortization(b)
(MILLIONS)	Sept. 28, 2025	Sept. 29, 2024	Sept. 28, 2025	Sept. 29, 2024	Sept. 28, 2025	Sept. 29, 2024
Reportable Segment:
Biopharma(c)	$16,310	$17,392	$8,469	$8,269	$358	$351
Other business activities(d)	344	310	(3,084)	(1,477)	78	85
Reconciling Items:
Amortization of intangible assets			(1,223)	(1,312)	1,223	1,312
Acquisition-related items			(194)	(465)	(1)	1
Certain significant items(e)			(634)	(299)	4	6
	$16,654	$17,702	$3,334	$4,715	$1,662	$1,755

	Nine Months Ended
	Total Revenues		Earnings(a)		Depreciation and Amortization(b)
(MILLIONS)	Sept. 28, 2025	Sept. 29, 2024	Sept. 28, 2025	Sept. 29, 2024	Sept. 28, 2025	Sept. 29, 2024
Reportable Segment:
Biopharma(c)	$44,056	$44,987	$22,429	$21,707	$1,029	$1,018
Other business activities(d)	966	877	(6,230)	(5,388)	225	262
Reconciling Items:
Amortization of intangible assets			(3,644)	(3,927)	3,644	3,927
Acquisition-related items			(814)	(1,590)	(4)	4
Certain significant items(e)			(2,578)	(2,768)	11	11
	$45,022	$45,864	$9,162	$8,033	$4,905	$5,222
(a)Income from continuing operations before provision/(benefit) for taxes on income. Effective in the third quarter of 2025, certain costs for corporate affairs, which were previously reported in the operating results of corporate enabling functions, are reported in the operating results of our Biopharma reportable segment. In connection with this reporting change, we reclassified costs of approximately $74 million in the first six months of 2025, $50 million in the third quarter of 2024 and $132 million in the first nine months of 2024 from Other business activities to Biopharma to conform to the current period presentation.
(b)Certain production facilities are shared. Depreciation is allocated based on estimates of physical production.
(c)Biopharma’s earnings in the third quarter and the first nine months of 2025 reflect credits to Cost of sales representing favorable revisions of our estimate of accrued royalties. Biopharma’s revenues and earnings in the first nine months of 2024 reflected a non-cash favorable product return adjustment of $771 million (see Note 13C). Biopharma’s earnings also include dividend income from our investment in ViiV of $72 million in the third quarter of 2025 and $48 million in the third quarter of 2024, and $184 million in the first nine months of 2025 and $183 million in the first nine months of 2024 recorded in Other (income)/deductions––net.
(d)Other business activities include revenues and costs associated with PC1 and Pfizer Ignite as well as costs that we do not allocate to our operating segments, per above. Earnings in the third quarter and the first nine months of 2025 reflect a charge for $1.35 billion recorded in Acquired in-process research and development expenses related to an in-licensing agreement with 3SBio. See Note 2B.
(e)Earnings in the first nine months of 2025 include, among other items, restructuring charges/(credits), inventory write-offs, implementation costs and additional depreciation—asset restructuring of $1.0 billion (primarily recorded in Restructuring charges and certain acquisition-related costs), charges for certain legal matters of $755 million and certain asset impairments of $577 million, both recorded in Other (income)/deductions––net. Earnings in the third quarter and first nine months of 2024 included, among other items, a charge in Other (income)/deductions––net of $420 million related to the expected sale of one of our facilities resulting from the discontinuation of our DMD program. Earnings in the first nine months of 2024 also included restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring of $1.5 billion (primarily recorded in Restructuring charges and certain acquisition-related costs). See Notes 3 and 4.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following provides Biopharma reportable segment information regularly provided to the CODM:
	Three Months Ended		Nine Months Ended
(MILLIONS)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Biopharma reportable segment:
Biopharma total revenues	$16,310	$17,392	$44,056	$44,987
Less:
Cost of sales	3,526	4,630	8,915	9,684
Selling, informational and administrative expenses	2,210	2,253	6,739	7,143
Research and development expenses	2,185	2,355	6,235	6,799
Acquired in-process research and development expenses	40	13	51	20
Other (income)/deductions––net	(120)	(128)	(313)	(365)
Biopharma earnings	$8,469	$8,269	$22,429	$21,707
B. Geographic Information

The following summarizes revenues by geographic area:
	Three Months Ended		Nine Months Ended
(MILLIONS)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
United States	$10,691	$12,064	$27,959	$29,470
International:
Developed Markets	3,696	3,412	10,267	9,774
Emerging Markets	2,267	2,226	6,796	6,620
Total revenues	$16,654	$17,702	$45,022	$45,864
C. Other Revenue Information
Significant Revenues by Product
The following provides detailed revenue information for several of our major products:

(MILLIONS)		Three Months Ended		Nine Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	Sept. 28, 2025	Sept. 29, 2024	Sept. 28, 2025	Sept. 29, 2024
TOTAL REVENUES		$16,654	$17,702	$45,022	$45,864
GLOBAL BIOPHARMACEUTICALS BUSINESS (BIOPHARMA)		$16,310	$17,392	$44,056	$44,987
Primary Care		$7,646	$9,060	$18,882	$21,224
Eliquis(a)	Nonvalvular atrial fibrillation, deep vein thrombosis, pulmonary embolism	2,015	1,617	5,941	5,534
Prevnar family	Active immunization to prevent pneumonia, invasive disease and otitis media caused by Streptococcus pneumoniae	1,742	1,803	4,786	4,853
Paxlovid(b)	COVID-19 in certain high-risk patients	1,225	2,703	2,144	4,989
Comirnaty	Active immunization to prevent COVID-19	1,151	1,422	2,097	1,970
Nurtec ODT/Vydura	Acute treatment of migraine and prevention of episodic migraine	412	337	1,019	870
Abrysvo	Active immunization to prevent RSV infection	279	356	553	557
FSME-IMMUN/TicoVac	Active immunization to prevent tick-borne encephalitis disease	100	81	272	246
All other Primary Care	Various	721	742	2,071	2,204
Specialty Care		$4,411	$4,289	$12,775	$12,215
Vyndaqel family	ATTR-CM and polyneuropathy	1,591	1,447	4,692	3,907
Xeljanz	RA, PsA, UC, active polyarticular course juvenile idiopathic arthritis, ankylosing spondylitis	313	321	763	818
Sulperazon (Outside the U.S. and Canada)	Bacterial infections	154	156	484	468
Inflectra	Crohn’s disease, pediatric Crohn’s disease, UC, pediatric UC, RA in combination with methotrexate, ankylosing spondylitis, PsA and plaque psoriasis	173	126	465	382
Zavicefta (Outside the U.S. and Canada)	Bacterial infections	158	152	457	427
Enbrel (Outside the U.S. and Canada)	RA, juvenile idiopathic arthritis, PsA, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	154	169	448	507
Genotropin	Replacement of human growth hormone	128	119	329	358

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(MILLIONS)		Three Months Ended		Nine Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	Sept. 28, 2025	Sept. 29, 2024	Sept. 28, 2025	Sept. 29, 2024
Octagam	Primary humoral immunodeficiency, chronic immune thrombocytopenic purpura in adults, and dermatomyositis in adults	113	221	298	400
Zithromax	Bacterial infections	73	83	286	357
Cresemba	Invasive aspergillosis and mucormycosis	83	67	267	213
Cibinqo	Atopic dermatitis	79	63	206	152
All other Hospital	Various	985	1,041	2,971	3,082
All other Specialty Care	Various	407	323	1,112	1,145
Oncology		$4,253	$4,043	$12,399	$11,549
Ibrance	HR-positive/HER2-negative metastatic breast cancer	1,057	1,087	3,083	3,272
Xtandi(c)	mCRPC, nmCRPC, mCSPC, nmCSPC	578	561	1,602	1,474
Padcev	Locally advanced or metastatic urothelial cancer	464	409	1,432	1,144
Oncology biosimilars(d)	Various	315	285	932	828
Lorbrena	ALK-positive metastatic NSCLC	268	206	741	538
Inlyta	Advanced renal cell carcinoma	226	247	688	736
Adcetris(e)	Certain lymphomas including classical Hodgkin lymphoma, T-cell lymphoma and relapsed/refractory diffuse large B-cell lymphoma	215	268	687	804
Braftovi/Mektovi	Metastatic melanoma in patients with a BRAFV600E/K mutation and for metastatic NSCLC in patients with a BRAFV600E mutation; and, for Braftovi for the treatment of BRAFV600E-mutant mCRC, in combination with Erbitux® (cetuximab)(f) (after prior therapy) or cetuximab and mFOLFOX6	202	173	519	437
Bosulif	Philadelphia chromosome–positive chronic myelogenous leukemia	150	161	450	474
Tukysa	Unresectable or metastatic HER2-positive breast cancer; RAS wild-type, HER2-positive unresectable or metastatic colorectal cancer	110	124	344	351
Aromasin	Post-menopausal early and advanced breast cancer	114	87	333	257
Orgovyx(g)	Advanced prostate cancer	112	57	285	136
Elrexfio	Relapsed or refractory multiple myeloma	85	40	230	76
Talzenna	Treatment of BRCA gene-mutated, HER2-negative, inoperable or recurrent breast cancer; and, in combination with Xtandi (enzalutamide), of adult patients with HRR gene-mutated mCRPC	47	36	133	91
Tivdak	Recurrent or mCC	37	34	115	94
All other Oncology	Various	272	268	824	837
PFIZER CENTREONE(h)		$344	$285	$929	$820
PFIZER IGNITE		$—	$25	$37	$56

BIOPHARMA		$16,310	$17,392	$44,056	$44,987
PFIZER U.S. COMMERCIAL DIVISION(i)		10,599	11,964	27,677	29,218
PFIZER INTERNATIONAL COMMERCIAL DIVISION		5,711	5,428	16,379	15,769

Total Alliance revenues included above		$2,298	$1,900	$6,684	$6,140
Total Royalty revenues included above		$436	$384	$1,170	$992
(a)Reflects alliance revenues and product revenues.
(b)The third quarter and first nine months of 2024 included $442 million of revenue recorded in connection with the creation of the U.S. Strategic National Stockpile of 1.0 million treatment courses, which we supplied at no cost to the U.S. government or taxpayers. The first nine months of 2024 also included a $771 million favorable final adjustment recorded in the first quarter of 2024 to the estimated non-cash revenue reversal of $3.5 billion recorded in the fourth quarter of 2023, reflecting 5.1 million EUA-labeled treatment courses returned by the U.S. government through February 29, 2024 versus the estimated 6.5 million treatment courses that were expected to be returned as of December 31, 2023.
(c)Primarily reflects alliance revenues and royalty revenues.
(d)Biosimilars are highly similar versions of approved and authorized biological medicines. Oncology biosimilars primarily include Ruxience, Retacrit, Zirabev, Trazimera and Nivestym.
(e)Reflects product revenues and royalty revenues.
(f)Erbitux® is a registered trademark of ImClone LLC.
(g)Reflects alliance revenues.
(h)PC1 includes revenues from our contract manufacturing and our active pharmaceutical ingredient sales operation, as well as revenues related to our manufacturing and supply agreements with legacy Pfizer businesses/partnerships.
(i)Refer to Note 13A above.
Remaining Performance Obligations––Contracted revenue expected to be recognized from remaining performance obligations for firm orders in long-term contracts to supply Comirnaty and Paxlovid to our customers totaled approximately $3 billion and $1 billion, respectively, as of September 28, 2025, which includes amounts received in advance and deferred, as well as amounts that will be invoiced as we deliver these products to our customers in future periods. Of these amounts, current

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

contract terms provide for expected delivery of product with contracted revenue from 2025 through 2031, the timing of which may be renegotiated. Remaining performance obligations are based on foreign exchange rates as of the end of our fiscal third quarter of 2025 and exclude arrangements with an original expected contract duration of less than one year. Remaining performance obligations associated with contracts for other products and services were not significant as of September 28, 2025 or December 31, 2024.
Deferred Revenues––Our deferred revenues primarily relate to advance payments received or receivable from various government or government sponsored customers for supply of Paxlovid and Comirnaty. The deferred revenues related to Paxlovid and Comirnaty totaled $1.8 billion as of September 28, 2025, with $790 million and $1.0 billion recorded in current liabilities and noncurrent liabilities, respectively. The deferred revenues related to Paxlovid and Comirnaty totaled $2.2 billion as of December 31, 2024, with $1.4 billion and $785 million recorded in current liabilities and noncurrent liabilities, respectively. The decrease in Paxlovid and Comirnaty deferred revenues during the first nine months of 2025 was primarily driven by amounts recognized in Product revenues as we delivered the products to our customers. During the third quarter and the first nine months of 2025, we recognized revenue of approximately $96 million and $476 million, respectively, that was included in the balance of Paxlovid and Comirnaty deferred revenues as of December 31, 2024. The Paxlovid and Comirnaty deferred revenues as of September 28, 2025 will be recognized in Product revenues proportionately as we transfer control of the products to our customers and satisfy our performance obligations under the contracts, with the amounts included in current liabilities expected to be recognized in Product revenues within the next 12 months, and the amounts included in noncurrent liabilities expected to be recognized in Product revenues from 2026 through 2031. Deferred revenues associated with contracts for other products were not significant as of September 28, 2025 or December 31, 2024.

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
Restructuring Programs
Realigning Our Cost Base Program
•In the fourth quarter of 2023, we announced that we launched a multi-year, enterprise-wide cost realignment program that aims to realign our costs with our longer-term revenue expectations. In the second quarter of 2025, we identified additional productivity opportunities to further reduce costs primarily in SI&A, driven in large part by enhanced digital enablement, including automation and AI, and simplification of business processes.
•In connection with our efforts to simplify the structure and sharpen the focus of our R&D organization, in the first quarter of 2025, we expanded this program after having identified additional opportunities to drive improvements in productivity and operational efficiencies through enhanced digital enablement, including automation and AI, and simplification of business processes.
Manufacturing Optimization Program––In the second quarter of 2024, we announced that we launched a multi-year, multi-phased program to reduce our costs of goods sold, which is expected to include primarily operational efficiencies, network structure changes, and product portfolio enhancements.
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
Our Business Development Initiatives and Other Recent Developments––We are committed to strategically capitalizing on growth opportunities, primarily by advancing our own product pipeline and maximizing the value of our existing products, but also through various business development activities. For a description of the more significant recent transactions through February 27, 2025, the filing date of our 2024 Form 10-K, see Note 2 in our 2024 Form 10-K. See Note 2 and the following for significant recent business development activities and other recent developments:
Agreement with the U.S. Government–– In September 2025, we announced preliminary agreements with the Trump Administration in which we voluntarily agreed to implement measures designed to make certain drug prices for U.S. patients more comparable to those in other developed countries. We will also participate in a direct purchasing platform, TrumpRx.gov, that will allow American patients to purchase certain medicines from us at significant discounts to current retail prices, where the large majority of the Company’s primary care treatments and some select specialty brands will be offered at savings that will range as high as 85% and on average 50%. The agreements also provide a three-year grace period during which time our products under a Section 232 investigation will not face tariffs, provided the Company further invests in manufacturing in the U.S. Pfizer is now in the process of negotiating definitive agreements to implement these arrangements.
Proposed Acquisition of Metsera–– In September 2025, we and Metsera announced that the companies entered into a definitive agreement under which we will acquire Metsera, a clinical-stage biopharmaceutical company accelerating the next generation of medicines for obesity and cardiometabolic diseases, for $47.50 in cash per Metsera share at closing, representing an enterprise value of approximately $4.9 billion. Additionally, the agreement includes a non-transferable contingent value right entitling holders to potential additional payments of up to $22.50 per share in cash tied to the achievement of three specific milestones: $5 per share following the Phase 3 clinical trial start of Metsera’s injectable GLP-1 receptor antagonist MET-097i+ amylin analog MET-233i combination, $7 per share following FDA approval of Metsera’s monthly MET-097i monotherapy and $10.50 per share following FDA approval of Metsera’s monthly MET-097i+MET-233i combination. We expect to finance the transaction through a combination of available cash and new debt. The transaction is subject to the satisfaction of customary closing conditions, including receipt of approval by Metsera’s shareholders.
In October 2025, we announced the U.S. Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to Pfizer’s pending acquisition of Metsera. As such, all required regulatory approvals in respect of Pfizer’s acquisition of Metsera have been obtained.
In October and November 2025, we announced that Pfizer has filed lawsuits against Metsera, Novo Nordisk A/S (Novo Nordisk) and several related parties and individuals in the Delaware Court of Chancery and the U.S. District Court of the District of Delaware for claims relating to a competing proposal to acquire Metsera made by Novo Nordisk on October 25, including claims for breach of contract, breach of fiduciary duty, and tortious interference in contract arising from Metsera’s breach of its obligations under the merger agreement between Pfizer and Metsera, as well as various antitrust-related claims. Pfizer is requesting the Delaware Court of Chancery issue a temporary restraining order to block Metsera from terminating the merger agreement and seeks all appropriate remedies to ensure the terms of the merger agreement are fully enforced.
Our Third Quarter 2025 and First Nine Months of 2025 Performance
Total Revenues––Total revenues decreased $1.0 billion, or 6%, in the third quarter of 2025 to $16.7 billion from $17.7 billion in the third quarter of 2024, reflecting an operational decrease of $1.3 billion, or 7%, partially offset by a favorable impact of foreign exchange of $203 million, or 1%. The operational decrease was primarily driven by declines from Paxlovid and Comirnaty largely due to lower infection rates impacting Paxlovid demand as well as a narrower vaccine recommendation for COVID-19 in the U.S. that reduced the eligible population for Comirnaty, partially offset primarily by increases in Eliquis, the Vyndaqel family and Nurtec ODT/Vydura.
Total revenues decreased $842 million, or 2%, in the first nine months of 2025 to $45.0 billion from $45.9 billion in the first nine months of 2024, reflecting an operational decrease of $811 million, or 2%, as well as a de minimis impact of foreign exchange of $31 million. The operational decrease was primarily driven by a decline from Paxlovid, partially offset by increases from the Vyndaqel family, Eliquis, Padcev and Lorbrena.
See the Total Revenues by Geography and Total Revenues––Selected Product Discussion sections for more information, including a discussion of key drivers of our revenue performance. Certain of our vaccines, including Comirnaty, are subject to seasonality of demand, with a greater portion of revenues anticipated in the fall and winter seasons, as well as additional changes in recommendation for vaccination, and Paxlovid revenues trend with infection rates. See also The Global Economic Environment––COVID-19 section below for information about our COVID-19 products. For information regarding the primary indications or class as well as revenue of certain products, see Note 13C.
Income from Continuing Operations Before Provision/(Benefit) for Taxes on Income––The decrease in Income from continuing operations before provision/(benefit) for taxes on income of $1.4 billion to $3.3 billion in the third quarter of 2025 from $4.7 billion in the third quarter of 2024, was primarily due to an increase in Acquired in-process research and development expenses and lower revenues, partially offset by a decrease in Cost of sales.
The increase in Income from continuing operations before provision/(benefit) for taxes on income of $1.1 billion, to $9.2 billion in the first nine months of 2025 from $8.0 billion in the first nine months of 2024, was primarily due to decreases in Cost of sales, Selling, informational and administrative expenses, Restructuring charges and certain acquisition-related costs and Research and development expenses, partially offset by an increase in Acquired in-process research and development expenses and lower revenues.
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
For additional information on patent rights we consider most significant to our business as a whole, including U.S., major Europe and Japan basic product patent expiration years, see the Item 1. Business––Patents and Other Intellectual Property Rights section of our 2024 Form 10-K. For a discussion of recent developments with respect to patent litigation involving certain of our products, see Note 12A1.
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
In the U.S., we expect to see continued focus by the U.S. government and states on regulating drug pricing and access to medicine, including but not limited to, international reference pricing, including Most-Favored-Nation (MFN) drug pricing. The drug pricing provisions of the IRA are being implemented over the next several years. In August 2023, CMS published the first ten medicines subject to the Medicare Drug Price Negotiation Program, which requires manufacturers of select drugs to engage in a process with the federal government to set new Medicare prices which would go into effect in 2026. Eliquis was among the first ten medicines subject to the Medicare Drug Price Negotiation Program. In August 2024, the government released the new Medicare price for Eliquis, which, effective January 1, 2026, will be required to be offered to all Medicare beneficiaries and to covered entities participating in the 340B Program that dispense Eliquis to a Medicare beneficiary if that maximum fair price is lower than the discounted price such entities are offered under the 340B Program ceiling price calculation. The Eliquis Medicare price is factored into our long-term financial planning, in accordance with our standard financial reporting and forecasting protocols. On January 17, 2025, CMS announced the selection of another 15 drugs from Medicare Part D for the maximum fair price, with prices to be set and effective on January 1, 2027. Ibrance and Xtandi were included in the list of 15 drugs selected. Another 15 drugs from Medicare Part B or Medicare Part D will be selected by February 1, 2026, for the maximum price to be set and in effect by January 1, 2028. It is possible that more of our products could be selected in future years, which could, among other things, lead to lower revenues prior to expiry of intellectual property protections. We continue to evaluate the impact of the IRA on our business, operations and financial condition and results as the full effect of the IRA on our business and the pharmaceutical industry remains uncertain. The IRA also made significant changes to the Medicare Part D benefit design (IRA Medicare Part D Redesign), which took effect beginning in 2025 and are impacting our revenues. In 2025, we expect a favorable impact from the $2,000 annual out-of-pocket cap and new Prescription Payment Plan, more than offset by an expected unfavorable impact from the sunsetting of the Coverage Gap Discount Program and the addition of new manufacturer discounts in the initial and catastrophic coverage phases, which we anticipate will have a net unfavorable impact to revenue in 2025 of approximately $1 billion, year-over-year. We expect a higher impact in the beginning of 2025, moderating through the remainder of the year, when compared to 2024. We expect these changes will more acutely impact our higher-priced medicines as they are expected to reach catastrophic coverage earlier in the year. In addition, changes to the Medicaid Drug Rebate Program or the 340B Program, including legal or legislative developments at the federal or state level with respect to the 340B Program, could have a material impact on our business. See the Item 1. Business––Pricing Pressures and Managed Care Organizations and ––Government Regulation and Price Constraints and the Item 1A. Risk Factors––Pricing and Reimbursement sections, and the Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment section of the MD&A of our 2024 Form 10-K.
Policy/Regulatory Environment––New and potential policy, regulatory or other changes from the U.S. Presidential administration, Congress and states, including, among others, increased or new regulatory requirements, including heightened requirements for licensure, changes, delays or failure to receive recommendations, reimbursement and regulatory approvals and coverage for our vaccines and medicines could have a material adverse effect on our business, earnings, cash flows, liquidity and financial guidance.
Product Supply––We periodically encounter supply delays, disruptions and shortages, including due to voluntary product recalls and natural or man-made disasters. In response to requests from various regulatory authorities, manufacturers across the pharmaceutical industry, including Pfizer, are evaluating their product portfolios for the potential presence or formation of nitrosamines and we are actively engaging with regulatory authorities on this topic. If nitrosamines are detected in products, this may lead to submission of comprehensive data packages to regulatory authorities to support discussions on the relevant intake limit for the product and potential impact on patient supply, and, in some instances, may lead to market action for such products. For example, in 2021, Pfizer recalled Chantix due to the presence of a nitrosamine, N-nitroso-varenicline, at or above acceptable intake limits communicated by various regulatory authorities. Following issuance of updated guidance on acceptable intake limits for N-nitroso-varenicline by regulatory authorities, Chantix has returned to market in the U.S. and in certain international markets.
We have not seen a significant disruption of our supply chain in the first nine months of 2025 and through the date of filing of this Form 10-Q, and all of our manufacturing sites globally have continued to operate at or near normal levels. We do not anticipate the availability of raw materials to have a significant impact on our operations in 2025, but are monitoring potential supply chain disruptions as a result of ongoing geopolitical and trade negotiations, which could, among other things, impact costs. We are continuing to monitor and implement mitigation strategies to reduce any potential risk or impact including active supplier management, qualification of additional suppliers and advanced purchasing to the extent possible. For information on risks related to product manufacturing, see the Item 1A. Risk Factors––Product Manufacturing, Sales and Marketing Risks section of our 2024 Form 10-K.
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
Global Trade Environment––Issued or future executive orders or other new or changes in laws, regulations or policy regarding tariffs or other trade policy, could have a material adverse effect on our business, earnings, cash flows, liquidity and financial guidance. The actual impact of new tariffs on our business would be subject to a number of factors including, but not limited to, restrictions on trade, the effective date and duration of such tariffs, countries included in the scope of tariffs, changes to amounts of tariffs, and potential retaliatory tariffs or other retaliatory actions imposed by other countries. Strategies intended to help mitigate the potential impacts on our business in the short-term have been implemented as well as those outlined in our preliminary agreements with the Trump administration as discussed above. We are continuing to evaluate opportunities and developing plans which are intended to help mitigate the potential long-term impact of tariffs on our business and operations. See the Item 1A. Risk Factors—Global Operations section of our 2024 Form 10-K.
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
In 2025, for Comirnaty, we expect market share in commercial markets and revenue phasing similar to 2024, primarily concentrated in the second-half of the year. However, we expect lower vaccination rates in certain markets due to changes in vaccination recommendations. For example, in September 2025, the ACIP voted to recommend “shared clinical decision making” for all FDA- approved COVID-19 vaccines consistent with the licensed ages applicable to each of the vaccines. The expected impact has been incorporated in our 2025 financial guidance. See the Item 1A. Risk Factors—U.S. Healthcare Regulation section of our 2024 Form 10-K for a description of certain risks and uncertainties that could impact revenue from our portfolio of vaccines.
In 2025, for Paxlovid, we generated most revenue through commercial channels. We have seen lower demand for Paxlovid as a result of lower infection rates. We continue to expect a higher proportion of revenue to be delivered in the second-half of the year and revenues may fluctuate based on the timing, duration and severity of COVID-19 cases. The expected impact of the lower than anticipated demand has been incorporated in our 2025 financial guidance.
For additional information on risks associated with our COVID-19 products, as well as COVID-19 intellectual property disputes, see the Overview of Our Performance, Operating Environment, Strategy and Outlook––The Global Economic Environment––COVID-19 section of the MD&A of our 2024 Form 10-K, Item 1A. Risk Factors—COVID-19, —Intellectual Property Protection and —Third-Party Intellectual Property Claims sections of our 2024 Form 10-K, as well as Note 17C in our 2024 Form 10-K, and Note 12A1 and the Forward-Looking Information and Factors that May Affect Future Results section of this Form 10-Q. For additional information on revenues, see the Total Revenues by Geography and Total Revenues––Selected Product Discussion sections of this Form 10-Q.
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
ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Total Revenues by Geography

The following presents worldwide Total revenues by geography:
	Three Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS)	Sept. 28, 2025	Sept. 29, 2024	Sept. 28, 2025	Sept. 29, 2024	Sept. 28, 2025	Sept. 29, 2024	% Change
Operating segments:
Biopharma	$16,310	$17,392	$10,599	$11,964	$5,711	$5,428	(6)	(11)	5
Pfizer CentreOne	344	285	92	76	253	210	21	21	21
Pfizer Ignite	—	25	—	25	—	—	(99)	(99)	—
Total revenues	$16,654	$17,702	$10,691	$12,064	$5,963	$5,638	(6)	(11)	6

	Nine Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS)	Sept. 28, 2025	Sept. 29, 2024	Sept. 28, 2025	Sept. 29, 2024	Sept. 28, 2025	Sept. 29, 2024	% Change
Operating segments:
Biopharma	$44,056	$44,987	$27,677	$29,218	$16,379	$15,769	(2)	(5)	4
Pfizer CentreOne	929	820	245	195	684	625	13	25	9
Pfizer Ignite	37	56	37	56	—	—	(34)	(34)	—
Total revenues	$45,022	$45,864	$27,959	$29,470	$17,063	$16,394	(2)	(5)	4

The following provides an analysis of the worldwide change in Total revenues by geographic areas in the third quarter of 2025 compared to the third quarter of 2024:
(MILLIONS)	Worldwide	U.S.	International
Operational growth/(decline):
Worldwide decline from Paxlovid	$(1,477)	$(1,192)	$(285)
Worldwide decline from Comirnaty	(280)	(294)	14
Worldwide growth from Eliquis, the Vyndaqel family, Nurtec ODT/Vydura, Lorbrena, Padcev and Xtandi, partially offset by worldwide declines from Abrysvo, the Prevnar family, Adcetris, Ibrance and Xeljanz	402	71	331
Other operational factors, net	104	41	64
Operational growth/(decline), net	(1,251)	(1,373)	123
Favorable impact of foreign exchange	203	—	203
Total revenues increase/(decrease)	$(1,048)	$(1,373)	$326

The following provides an analysis of the worldwide change in Total revenues by geographic areas in the first nine months of 2025 compared to the first nine months of 2024:
(MILLIONS)	Worldwide	U.S.	International
Operational growth/(decline):
Worldwide decline from Paxlovid	$(2,834)	$(2,385)	$(449)
Worldwide growth from the Vyndaqel family, Eliquis, Padcev, Lorbrena, Nurtec ODT/Vydura and Xtandi, partially offset by worldwide declines from Ibrance, Adcetris, the Prevnar family, Xeljanz and Abrysvo	1,486	725	761
Worldwide growth from Comirnaty	123	(64)	188
Other operational factors, net	414	213	202
Operational growth/(decline), net	(811)	(1,511)	701
Unfavorable impact of foreign exchange	(31)	—	(31)
Total revenues increase/(decrease)	$(842)	$(1,511)	$669
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

The following presents information about product revenue deductions:
	Three Months Ended		Nine Months Ended
(MILLIONS)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Medicare rebates(a)	$1,188	$1,801	$3,359	$3,278
Medicaid and related state program rebates	522	720	1,309	1,846
Performance-based contract rebates	1,948	1,836	5,222	4,884
Chargebacks	4,125	3,805	10,268	9,467
Sales allowances	1,851	1,569	5,406	4,654
Sales returns and cash discounts(b)	517	1,123	1,156	1,474
Total	$10,151	$10,855	$26,720	$25,603
(a)The decrease in Medicare rebates in the third quarter of 2025 is driven by lower Paxlovid revenues following transition from the U.S. government agreement, partially offset by the impact of higher manufacturer discounts as a result of IRA Medicare Part D Redesign. The increase in Medicare rebates in the first nine months of 2025 is primarily driven by the impact of higher manufacturer discounts as a result of IRA Medicare Part D Redesign, partially offset by lower Paxlovid revenues. See the Overview of Our Performance, Operating Environment, Strategy and Outlook section within MD&A.
(b)The decrease in Sales returns and cash discounts in the first nine months of 2025 is primarily driven by lower sales returns provision for Comirnaty, partially offset by a $771 million favorable final adjustment recorded in the first quarter of 2024 to the estimated non-cash Paxlovid revenue reversal of $3.5 billion recorded in the fourth quarter of 2023.
Product revenue deductions are primarily a function of product sales volume, mix of products sold, contractual or legislative discounts and rebates.
For information on our accruals for product revenue deductions, including the balance sheet classification of these accruals, see Note 1C.
Total Revenues––Selected Product Discussion
Biopharma

(MILLIONS)				Revenue		% Change
Product	Period	Global Revenues	Region	Sept. 28, 2025	Sept. 29, 2024	Total	Oper.	Operational Results Commentary
Eliquis	QTD	$2,015 Up 22% (operationally)	U.S.	$1,292	$1,002	29
QTD growth primarily driven by higher demand globally and favorable net price in the U.S. as a result of the expected favorable year-over-year impact of the elimination of the coverage gap as part of the IRA Medicare Part D Redesign, partially offset by generic entry and price erosion in certain international markets.
YTD growth driven by higher demand globally, partially offset by lower net price in the U.S., including the impact of higher chargebacks, generic entry and price erosion in certain international markets.

			Int’l.	723	616	17	11
			Worldwide	$2,015	$1,617	25	22
	YTD	$5,941 Up 7% (operationally)	U.S.	$3,913	$3,677	6
			Int’l.	2,028	1,857	9	8
			Worldwide	$5,941	$5,534	7	7

(MILLIONS)				Revenue		% Change
Product	Period	Global Revenues	Region	Sept. 28, 2025	Sept. 29, 2024	Total	Oper.	Operational Results Commentary
Prevnar family	QTD	$1,742 Down 4% (operationally)	U.S.	$1,155	$1,308	(12)
QTD decline primarily driven by timing of pediatric CDC shipments in the U.S., coupled with lower demand, partially offset by higher market share and timing of shipments in the pediatric indication in certain international markets, continued uptake of the adult indication in the U.S. as a result of strong demand following the CDC’s recommendation for ages 50-64 and strong uptake of the adult indication in certain international markets.
YTD decline primarily driven by worldwide lower pediatric indication sales mostly due to timing of CDC shipments in the U.S., as well as timing of shipments and competitive pressure in certain international markets, partially offset by strong uptake of the adult indication in the U.S. as a result of strong demand following the CDC’s recommendation for ages 50-64, coupled with strong uptake of the adult indication in certain international developed markets as well as new launches of the pediatric indication in certain emerging markets.

			Int’l.	587	495	18	17
			Worldwide	$1,742	$1,803	(3)	(4)
	YTD	$4,786 Down 1% (operationally)	U.S.	$3,185	$3,289	(3)
			Int’l.	1,601	1,564	2	3
			Worldwide	$4,786	$4,853	(1)	(1)
Vyndaqel family	QTD	$1,591 Up 7% (operationally)	U.S.	$948	$960	(1)
Growth primarily driven by strong demand with continuing uptake in patient diagnosis primarily in the U.S. and certain international developed markets, as well as improved patient affordability in the U.S., partially offset by lower net price in the U.S. mostly due to the impact of higher manufacturer discounts resulting from the IRA Medicare Part D Redesign as well as new payer contracts.

			Int’l.	643	486	32	25
			Worldwide	$1,591	$1,447	10	7
	YTD	$4,692 Up 19% (operationally)	U.S.	$2,924	$2,572	14
			Int’l.	1,767	1,334	32	31
			Worldwide	$4,692	$3,907	20	19
Ibrance	QTD	$1,057 Down 5% (operationally)	U.S.	$670	$717	(7)
Declines primarily driven by lower net price in the U.S. largely due to the impact of higher manufacturer discounts resulting from the IRA Medicare Part D Redesign, as well as generic entry in certain international markets, partially offset by a favorable one-time adjustment of rebate accruals related to prior periods internationally recorded in the third quarter of the current year as well as improved patient affordability in the U.S.

			Int’l.	387	371	4	(1)
			Worldwide	$1,057	$1,087	(3)	(5)
	YTD	$3,083 Down 6% (operationally)	U.S.	$2,024	$2,136	(5)
			Int’l.	1,058	1,135	(7)	(8)
			Worldwide	$3,083	$3,272	(6)	(6)
Paxlovid	QTD	$1,225 Down 55% (operationally)	U.S.	$1,122	$2,313	(52)
QTD and YTD declines primarily driven by:
• lower COVID-19 infections across U.S. and international markets and lower international government purchases; and
• the non-recurrence of a $442 million favorable U.S. government stockpile purchase in the third quarter of 2024, partially offset by:
• favorable adjustments of rebate accruals related to prior periods, as well as higher net price in the U.S. following transition from the U.S. government agreement.
YTD decline also driven by the non-recurrence of a $771 million favorable final adjustment recorded in the first quarter of 2024 to the estimated non-cash revenue reversal of $3.5 billion recorded in the fourth quarter of 2023.

			Int’l.	104	389	(73)	(73)
			Worldwide	$1,225	$2,703	(55)	(55)
	YTD	$2,144 Down 57% (operationally)	U.S.	$1,796	$4,181	(57)
			Int’l.	347	807	(57)	(56)
			Worldwide	$2,144	$4,989	(57)	(57)
Comirnaty	QTD	$1,151 Down 20% (operationally)	U.S.	$870	$1,164	(25)
QTD decline mainly due to a narrower recommendation for vaccination in the U.S., as well as delayed approval of the new variant vaccine, partially offset by a lower returns provision and higher market share in the U.S., as well as higher contractual deliveries in certain international markets
YTD growth primarily driven by higher contractual deliveries in certain international markets and favorable returns reserve reversal and higher market share in the U.S., partially offset by delayed approval of the new variant vaccine as well as a narrower recommendation for vaccination in the U.S.

			Int’l.	282	258	9	5
			Worldwide	$1,151	$1,422	(19)	(20)
	YTD	$2,097 Up 6% (operationally)	U.S.	$1,275	$1,339	(5)
			Int’l.	821	631	30	30
			Worldwide	$2,097	$1,970	6	6
Xtandi	QTD	$578 Up 3% (operationally)	U.S.	$578	$561	3
Growth mainly driven by strong demand, in part due to improved patient affordability in the U.S., partially offset by unfavorable buying patterns and lower net price partly due to the impact of higher manufacturer discounts resulting from the IRA Medicare Part D Redesign.

			Int’l.	—	—	—	—
			Worldwide	$578	$561	3	3
	YTD	$1,602 Up 9% (operationally)	U.S.	$1,602	$1,474	9
			Int’l.	—	—	—	—
			Worldwide	$1,602	$1,474	9	9
Padcev	QTD	$464 Up 13% (operationally)	U.S.	$449	$407	10
QTD and YTD growth primarily driven by increased market share in first line locally advanced or metastatic urothelial cancer (la/mUC).
YTD growth also driven by a one-time favorable impact associated with transition to a wholesaler distribution model in the U.S.

			Int’l.	16	2	*	*
			Worldwide	$464	$409	13	13
	YTD	$1,432 Up 25% (operationally)	U.S.	$1,402	$1,128	24
			Int’l.	30	16	88	89
			Worldwide	$1,432	$1,144	25	25

(MILLIONS)				Revenue		% Change
Product	Period	Global Revenues	Region	Sept. 28, 2025	Sept. 29, 2024	Total	Oper.	Operational Results Commentary
Nurtec ODT/Vydura	QTD	$412 Up 22% (operationally)	U.S.	$383	$314	22
Growth primarily driven by strong demand in the U.S. and recent launches in certain international markets, partially offset by lower net price in the U.S. mainly due to unfavorable changes in channel mix.

			Int’l.	29	23	26	22
			Worldwide	$412	$337	22	22
	YTD	$1,019 Up 17% (operationally)	U.S.	$945	$820	15
			Int’l.	74	50	49	48
			Worldwide	$1,019	$870	17	17
Xeljanz	QTD	$313 Down 4% (operationally)	U.S.	$205	$203	1
Declines primarily driven by lower demand and price erosion across international developed markets, lower net price in the U.S. due to unfavorable changes in channel mix as well as the impact of higher manufacturer discounts resulting from the IRA Medicare Part D Redesign, partially offset by higher volumes in the U.S.

			Int’l.	108	118	(9)	(13)
			Worldwide	$313	$321	(3)	(4)
	YTD	$763 Down 7% (operationally)	U.S.	$431	$459	(6)
			Int’l.	331	360	(8)	(8)
			Worldwide	$763	$818	(7)	(7)
Lorbrena	QTD	$268 Up 28% (operationally)	U.S.	$103	$82	25
Growth primarily driven by increased patient share in the first-line ALK+ metastatic NSCLC treatment setting in the U.S., China and certain other international markets, partially offset by lower net price in the U.S. mainly due to the impact of higher manufacturer discounts resulting from the IRA Medicare Part D Redesign.

			Int’l.	165	124	34	30
			Worldwide	$268	$206	30	28
	YTD	$741 Up 38% (operationally)	U.S.	$294	$211	39
			Int’l.	447	327	37	37
			Worldwide	$741	$538	38	38
Adcetris	QTD	$215 Down 20% (operationally)	U.S.	$210	$260	(19)
QTD and YTD declines primarily driven by lower volume due to competitive pressures in the U.S. as a result of changes of guidelines in 2024.
The YTD decline was partially offset by a one-time favorable impact associated with transition to a wholesaler distribution model in the U.S.

			Int’l.	5	8	(37)	(37)
			Worldwide	$215	$268	(20)	(20)
	YTD	$687 Down 14% (operationally)	U.S.	$671	$784	(14)
			Int’l.	16	20	(21)	(18)
			Worldwide	$687	$804	(15)	(14)
Abrysvo	QTD	$279 Down 22% (operationally)	U.S.	$210	$318	(34)
QTD decline primarily driven by lower vaccination rates for the older adult indication in the U.S. following an updated ACIP recommendation, partially offset by launch uptake for both the maternal and adult indications in certain international markets.
YTD performance primarily driven by lower vaccination rates for the older adult indication following an updated ACIP recommendation in the U.S., offset by increased market share in the adult indication, higher demand in the maternal indication —both in the U.S.— and launch uptake for both adult and maternal indications in certain international markets.

			Int’l.	68	38	81	75
			Worldwide	$279	$356	(22)	(22)
	YTD	$553 Flat (operationally)	U.S.	$374	$490	(24)
			Int’l.	178	66	*	*
			Worldwide	$553	$557	(1)	—

Pfizer CentreOne

(MILLIONS)				Revenue		% Change
Operating Segment	Period	Global Revenues	Region	Sept. 28, 2025	Sept. 29, 2024	Total	Oper.	Operational Results Commentary
PC1	QTD	$344 Up 18% (operationally)	U.S.	$92	$76	21		Growth driven by higher manufacturing of third-party products under manufacturing and supply agreements, higher manufacturing-related services and higher active pharmaceutical ingredient sales.
			Int’l.	253	210	21	17
			Worldwide	$344	$285	21	18
	YTD	$929 Up 13% (operationally)	U.S.	$245	$195	25
			Int’l.	684	625	9	9
			Worldwide	$929	$820	13	13
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

Costs and Expenses

	Three Months Ended			Nine Months Ended
(MILLIONS)	September 28, 2025	September 29, 2024	% Change	September 28, 2025	September 29, 2024	% Change
Cost of sales	$4,172	$5,263	(21)	$10,795	$11,942	(10)
Percentage of Total revenues	25.0%	29.7%		24.0%	26.0%
Selling, informational and administrative expenses	3,186	3,244	(2)	9,632	10,456	(8)
Research and development expenses	2,546	2,598	(2)	7,231	7,787	(7)
Acquired in-process research and development expenses	1,390	13	*	1,401	20	*
Amortization of intangible assets	1,223	1,312	(7)	3,644	3,927	(7)
Restructuring charges and certain acquisition-related costs	286	313	(9)	945	1,669	(43)
Other (income)/deductions—net	517	243	*	2,210	2,030	9
Third Quarter of 2025 vs. Third Quarter of 2024 and First Nine Months of 2025 vs. First Nine Months of 2024
Cost of Sales
Cost of sales decreased $1.1 billion in the third quarter of 2025, primarily due to:
•a favorable change in sales mix of $760 million, driven by lower sales of Comirnaty and Paxlovid, including the non-recurrence of a charge recorded in the third quarter of 2024 that was included in the 50% gross profit split with BioNTech and applicable royalty expenses;
•a favorable revision of our estimate of accrued royalties; and
•a decrease of $230 million due to lower amortization from the step-up of acquired inventory, partially offset by:
•a $260 million unfavorable impact of foreign exchange.
The decrease in Cost of sales as a percentage of revenues in the third quarter of 2025 was primarily due to the factors mentioned above.
Cost of sales decreased $1.1 billion in the first nine months of 2025, primarily due to:
•a decrease of $540 million due to lower amortization from the step-up of acquired inventory;
•the non-recurrence of charges in the first nine months of 2024 that were included in the 50% gross profit split with BioNTech and applicable royalty expenses; and
•net favorable revisions to our estimate of accrued royalties.
The decrease in Cost of sales as a percentage of revenues in the first nine months of 2025 was primarily due to all the factors discussed above, partially offset by the non-recurrence of the Paxlovid favorable final adjustment of $771 million recorded in the first quarter of 2024 to the estimated non-cash Paxlovid revenue reversal recorded in the fourth quarter of 2023 and unfavorable sales mix.
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
Selling, Informational and Administrative Expenses
Selling, informational and administrative expenses decreased $59 million in the third quarter and $824 million in the first nine months of 2025, primarily reflecting focused investments and ongoing productivity improvements as part of our cost realignment program that drove:
•a decrease of $260 million in the third quarter and $720 million in the first nine months in marketing and promotional spend on various products; and
•lower spending of $85 million in the third quarter and $370 million in the first nine months in corporate enabling functions, partially offset by:
•increases of $260 million in the third quarter and $235 million in the first nine months due to a favorable adjustment of U.S. healthcare reform fees recorded in the third quarter of 2024 primarily related to Paxlovid and Comirnaty.

Research and Development Expenses
Research and development expenses decreased $52 million in the third quarter and $556 million in the first nine months of 2025 primarily driven by a net decrease in spending of $90 million in the third quarter and $590 million in the first nine months due to pipeline focus and optimization including the expansion of our digital capabilities, as well as lower compensation-related expenses.
Acquired In-Process Research and Development Expenses
Acquired in-process research and development expenses increased $1.4 billion in the third quarter and in the first nine months of 2025 primarily driven by a $1.35 billion charge related to an in-licensing agreement with 3SBio.
Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
Realigning Our Cost Base Program––This program is expected to deliver total net cost savings of approximately $5.7 billion through 2027. The total net cost savings are composed of: (i) net cost savings of $4.5 billion expected to be achieved by the end of 2025, most of which was achieved by year-end 2024, and (ii) our additional anticipated net cost savings of $1.2 billion, primarily in SI&A, expected to be achieved by the end of 2027. In addition, we expect cost savings of approximately $500 million from the expansion of this program in the first quarter of 2025 related to our R&D re-organization to be fully realized by the end of 2026, with the savings expected to be reinvested in R&D programs by the end of 2026.
Manufacturing Optimization Program––The first phase of this multi phased program is on track to deliver approximately $1.5 billion in net cost savings by the end of 2027, contributing savings in the third quarter of 2025.
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
Other (Income)/Deductions—Net
The unfavorable period-over-period change of $275 million in the third quarter of 2025 was primarily driven by (i) an intangible asset impairment charge in the third quarter of 2025, (ii) lower net gains on equity securities, (iii) the non-recurrence of equity method income in the third quarter of 2024 from our previous investment in Haleon and (iv) higher charges for certain legal matters, partially offset by (v) a non-recurrence of a charge in the third quarter of 2024 related to the expected sale of one of our facilities resulting from the discontinuation of our DMD program and (vi) lower net interest expense.
The unfavorable period-over-period change of $180 million for the first nine months of 2025 was primarily driven by (i) higher charges for certain legal matters, (ii) higher intangible asset impairments, (iii) net losses on equity securities in 2025 versus net gains on equity securities in 2024, (iv) the non-recurrence of a realized gain on the partial sale of our previous investment in Haleon recorded in the first quarter of 2024 and (v) the non-recurrence of equity method income from our previous investment in Haleon, partially offset by (vi) lower net interest expense and (vii) a non-recurrence of a charge in the third quarter of 2024 related to the expected sale of one of our facilities resulting from the discontinuation of our DMD program. See Note 4.
Provision/(Benefit) for Taxes on Income

	Three Months Ended			Nine Months Ended
(MILLIONS)	September 28, 2025	September 29, 2024	% Change	September 28, 2025	September 29, 2024	% Change
Provision/(benefit) for taxes on income	$(216)	$234	*	$(264)	$393	*
Effective tax rate on continuing operations	(6.5)%	5.0%		(2.9)%	4.9%
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
The OBBBA also renamed the provision for taxes on foreign earnings from Global Intangible Low-Taxed Income (GILTI) to Net Controlled Foreign Corporation (CFC) Tested Income (NCTI) and established a 12.6% tax rate on such foreign earnings effective in the fiscal year 2026 (down from 13.125% in 2026 before the enactment of the OBBBA). We have elected to recognize deferred taxes for temporary differences expected to reverse as GILTI, now NCTI, in future years. As a result of the enactment of the OBBBA, in the third quarter of 2025, we remeasured our deferred tax balances related to NCTI for the changes in the tax rate and recorded a one-time tax benefit that was not material to our results of operations.
PRODUCT DEVELOPMENTS
A comprehensive update of Pfizer’s development pipeline was published as of November 4, 2025 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
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

Products

PRODUCT	INDICATION OR PROPOSED INDICATION	APPROVED/FILED^
		U.S.	EU	JAPAN
Nurtec ODT/Vydura (rimegepant)	Acute treatment of migraine with or without aura in adults	Approved February 2020	Approved April 2022	Approved September 2025
	Prevention of episodic migraine in adults	Approved May 2021	Approved April 2022	Approved September 2025
Abrysvo (Vaccine)	Active immunization for the prevention of lower respiratory tract disease caused by RSV in individuals 18-59 years of age who are at increased risk of lower respiratory tract disease caused by RSV	Approved October 2024	Approved March 2025
Velsipity (etrasimod)	Moderately to severely active ulcerative colitis in adults	Approved October 2023	Approved February 2024	Approved June 2025
Braftovi (encorafenib), Erbitux® (cetuximab) and mFOLFOX6(a)	First-line BRAFV600E-mutant mCRC	Approved December 2024
Hympavzi (marstacimab-hncq)	Hemophilia A and B without inhibitors	Approved October 2024	Approved November 2024	Approved December 2024
Emblaveo (aztreonam-avibactam)(b)	Treatment of infections in adult patients caused by Gram-negative bacteria with limited or no treatment options	Approved February 2025	Approved April 2024
Tivdak (tisotumab vedotin-tftv)(c)	Recurrent or mCC with disease progression on or after chemotherapy	Approved April 2024	Approved March 2025	Approved March 2025
Comirnaty (COVID-19 Vaccine, mRNA) 2025-2026 Formula, LP.8.1(d)	Active immunization to prevent COVID-19 caused by SARS-CoV-2 for individuals 65 years of age and older	Approved August 2025
Active immunization to prevent COVID-19 caused by SARS-CoV-2 for individuals 5 years through 64 years of age with at least one underlying condition that puts them at high risk for severe outcomes from COVID-19
Approved August 2025
	Active immunization to prevent COVID-19 caused by SARS-CoV-2 for individuals 6 months of age and older		Approved July 2025	Approved August 2025
Adcetris (brentuximab vedotin)(e)	Relapsed/refractory diffuse large B-cell lymphoma	Approved February 2025
	Hodgkin’s lymphoma	Approved March 2018	Approved June 2025
Paxlovid (nirmatrelvir; ritonavir)	COVID-19 infection in high-risk children	Filed February 2025	Filed January 2025	Filed April 2025
sasanlimab (PF-06801591)	Combination with Bacillus Calmette-Guerin for high-risk non-muscle-invasive bladder cancer	Filed June 2025	Filed June 2025
vepdegestrant (PF-07850327)(f)	Breast cancer metastatic - 2nd line ER+/HER2- ESR1mu	Filed August 2025
Tukysa (tucatinib)	Treatment of adult patients with advanced or metastatic HER2+ breast cancer	Approved April 2020	Approved April 2020	Filed March 2025
Padcev (enfortumab vedotin-ejfv)(g)	Combination with pembrolizumab for cisplatin-ineligible/decline muscle-invasive bladder cancer	Filed October 2025
^     For the U.S., the filing date is the date on which the FDA accepted our submission. For the EU, the filing date is the date on which the EMA validated our submission.
(a)Erbitux® is a registered trademark of ImClone LLC. We have exclusive rights to Braftovi in the U.S., Canada and certain emerging markets. Pierre Fabre has exclusive rights to commercialize Braftovi in Europe and Ono has exclusive rights to commercialize Braftovi in Japan. The December 2024 U.S. approval date reflects accelerated approval.
(b)Emblaveo is being developed in collaboration with AbbVie. AbbVie has the exclusive commercialization rights in the U.S. and Canada; Pfizer leads the joint development program and has commercialization rights in all other countries.
(c)Tivdak is commercialized in collaboration with Genmab A/S.
(d)Comirnaty is being developed and commercialized with BioNTech. On August 27, 2025, the FDA approved the 2025-2026 formulation (i) for individuals 65 years of age and older and (ii) for individuals aged 5 to 64 years of age with at least one underlying condition that puts them at high risk for severe COVID-19. Effective as of the same date, outstanding EUAs for the COVID-19 vaccine were revoked, including those for individuals 6 months through 4 years of age. The row relating to the application for the COVID-19 vaccine for individuals 6 months through 4 years of age has been removed from the table above.
(e)Adcetris is being developed and commercialized in collaboration with Takeda. Pfizer has commercialization rights for Adcetris in the U.S. and its territories and in Canada. Takeda has commercialization rights in the rest of the world.

(f) Vepdegestrant is being developed in collaboration with Arvinas, Inc. In September 2025, Arvinas and Pfizer jointly agreed to out-license the commercialization rights to vepdegestrant to a third party. Together, the companies have begun seeking a partner with the capabilities and expertise to maximize the commercial potential of vepdegestrant, if approved, for patients with ESR1-mutant, ER+/HER2- advanced or metastatic breast cancer and potentially develop vepdegestrant in new settings.
(g) Padcev is being jointly developed and commercialized with Astellas in the U.S. Outside the U.S., we have commercialization rights in all countries in North and South America, and Astellas has commercialization rights in the rest of the world.
The following provides information about additional indications and new drug candidates in late-stage development:

	PRODUCT/CANDIDATE	PROPOSED DISEASE AREA
LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS	Ibrance (palbociclib)(a)	ER+/HER2+ metastatic breast cancer
	Talzenna (talazoparib)	Combination with Xtandi (enzalutamide) for DNA Damage Repair-deficient mCSPC
	Litfulo (ritlecitinib)	Vitiligo
	Elrexfio (elranatamab)	Multiple myeloma double-class exposed
Newly diagnosed multiple myeloma post-transplant maintenance
Newly diagnosed multiple myeloma transplant-ineligible
2nd line + relapsed refractory multiple myeloma
	Padcev (enfortumab vedotin-ejfv)(b)	Cisplatin-eligible muscle-invasive bladder cancer
	Tukysa (tucatinib)	HER2+ adjuvant breast cancer
2nd line/3rd line HER2+ metastatic breast cancer
1st line HER2+ maintenance metastatic breast cancer
1st line HER2+ metastatic colorectal cancer
	Nurtec (rimegepant)	Menstrually-related migraine
	Hympavzi (marstacimab-hncq)	Hemophilia (pediatric)
Hemophilia (inhibitor cohort)
NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT	VLA15 (PF-07307405) vaccine(c)	Immunization to prevent Lyme disease
	dazukibart (PF-06823859)	Dermatomyositis, polymyositis
	disitamab vedotin(d)	1st line HER2 (≥IHC1+) metastatic urothelial cancer
	sigvotatug vedotin (PF-08046047)	2nd line+ metastatic NSCLC
1st line metastatic NSCLC (tumor proportion score high)
	osivelotor (PF-07940367)	SCD
	ibuzatrelvir (PF-07817883)	COVID-19 infection
	mevrometostat (PF-06821497) + enzalutamide	1st line/2nd line metastatic castration resistant prostate cancer post-Abiraterone
1st line metastatic castration resistant prostate cancer neoadjuvant hormonal therapy naïve
1st line metastatic castration sensitive prostate cancer neoadjuvant hormonal therapy naïve
	atirmociclib (PF-07220060)	1st line HR+/HER2- metastatic breast cancer
	PF-08046054	2nd line+ NSCLC
	prifetrastat (PF-07248144)	2nd line/3rd line HR+/HER2- metastatic breast cancer
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
(d)Disitamab vedotin is being developed in collaboration with RemeGen Co., Ltd.
In September 2024, Pfizer announced a voluntary withdrawal of all lots of Oxbryta (voxelotor) for the treatment of SCD in all markets where it was approved. Pfizer also discontinued all active voxelotor clinical trials and expanded access programs worldwide. Pfizer’s decision was based on the totality of clinical data available at that time that indicated the overall benefit of Oxbryta no longer outweighed the risk in the approved sickle cell patient population. The data suggested an imbalance in vaso-occlusive crises and fatal events, which required further assessment. Pfizer notified regulatory authorities about these findings and its decision to voluntarily withdraw Oxbryta from the market and discontinue distribution and clinical studies while further reviewing the available data and investigating the findings. In July 2024, the EMA initiated a referral procedure under Article 20 of EC Regulation No 726/2004 for Oxbryta to review the product’s benefits and risks. In October 2024, the EC suspended the Oxbryta marketing authorization while the EMA’s review of data was ongoing. In addition, the FDA initiated an evaluation of newly identified safety signals. The FDA also placed the Oxbryta investigational new drug application on clinical hold following Pfizer’s market withdrawal.
Following comprehensive review and analysis of the final data, Pfizer submitted updated data and risk management proposals to the EMA, FDA and other regulators. In the EU, the EMA’s referral procedure concluded in October 2025, with the EMA adopting a negative opinion on benefit-risk for Oxbryta for the treatment of hemolytic anemia due to SCD, recommending that the marketing authorization for the product remain suspended. In the U.S., Pfizer’s engagement with the FDA is ongoing. Pfizer is carefully assessing the positions of both EMA and FDA.

In December 2024, the FDA issued a partial clinical hold for osivelotor, which prohibited Pfizer from enrolling new participants into osivelotor clinical studies. The FDA recently concluded that initiation of osivelotor studies and enrollment may proceed outside of sub-Saharan Africa and for participants who have not relocated from sub-Saharan Africa.
In August 2025, Pfizer announced results from the Phase 3 THRIVE-131 study evaluating inclacumab, an investigational P-selectin inhibitor, in patients 16 years of age and older with SCD. The study did not meet its primary endpoint of significant reduction in the rate of vaso-occlusive crises (VOCs) in participants receiving inclacumab versus placebo every 12 weeks over 48 weeks. Inclacumab was generally well tolerated in THRIVE-131. Inclacumab has been removed from the table above.
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
(b)The short-term incentive plans for substantially all non-sales-force employees worldwide are funded from a pool based on our performance, measured in significant part versus three budgeted financial metrics, as well as performance against certain of our non-financial pipeline metrics, and may be further modified by our Compensation Committee’s assessment of other factors. One of the three financial metrics, beginning with the 2025 performance year, is Adjusted income (as defined for annual incentive compensation purposes), which accounts for 40% of the bonus pool funding tied to financial performance. Any expenses for acquired IPR&D are included in our non-GAAP Adjusted results but we exclude certain of these expenses for our financial results for annual incentive compensation purposes. Additionally, beginning with the 2025 performance year, the payout for performance share awards is determined in part by Adjusted diluted EPS, which is derived from Adjusted income.
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
Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended September 28, 2025
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a), (b)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$4,172	$3,186	$517	$3,541	$0.62
Amortization of intangible assets	—	—	—	1,223
Acquisition-related items	(128)	(1)	(13)	194
Discontinued operations	—	—	—	—
Certain significant items:
Restructuring charges/(credits), inventory write-offs, implementation costs and additional depreciation—asset restructuring(c)	(62)	(26)	—	379
Certain asset impairments(d)	—	—	(260)	260
(Gains)/losses on equity securities	—	—	201	(201)
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	(11)	11
Other(e)	(3)	(1)	(177)	184
Income tax provision—non-GAAP items				(643)
Non-GAAP Adjusted	$3,979	$3,158	$257	$4,949	$0.87

	Nine Months Ended September 28, 2025
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a), (b)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$10,795	$9,632	$2,210	$9,419	$1.65
Amortization of intangible assets	—	—	—	3,644
Acquisition-related items	(576)	(2)	(52)	814
Discontinued operations	—	—	—	(25)
Certain significant items:
Restructuring charges/(credits), inventory write-offs, implementation costs and additional depreciation—asset restructuring(c)	(115)	(46)	—	1,050
Certain asset impairments(d)	—	—	(577)	577
(Gains)/losses on equity securities(d)	—	—	(94)	94
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	57	(57)
Other(e)	(29)	(22)	(855)	914
Income tax provision—non-GAAP items				(1,810)
Non-GAAP Adjusted	$10,075	$9,562	$688	$14,620	$2.56

	Three Months Ended September 29, 2024
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a), (b)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$5,263	$3,244	$243	$4,465	$0.78
Amortization of intangible assets	—	—	—	1,312
Acquisition-related items	(355)	(9)	(11)	465
Discontinued operations	—	—	—	6
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(c)	(36)	(13)	—	304
(Gains)/losses on equity securities	—	—	446	(446)
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	(4)	4
Other(e)	1	(4)	(430)	437
Income tax provision—non-GAAP items				(498)
Non-GAAP Adjusted	$4,874	$3,219	$243	$6,050	$1.06

	Nine Months Ended September 29, 2024
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a), (b)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$11,942	$10,456	$2,030	$7,621	$1.34
Amortization of intangible assets	—	—	—	3,927
Acquisition-related items	(1,117)	(25)	(32)	1,590
Discontinued operations	—	—	—	(14)
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(c)	(106)	(77)	—	1,502
Certain asset impairments(d)	—	—	(349)	349
(Gains)/losses on equity securities	—	—	129	(129)
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	(9)	9
Other(e)	(41)	(11)	(971)	1,036
Income tax provision—non-GAAP items				(1,769)
Non-GAAP Adjusted	$10,678	$10,342	$797	$14,124	$2.48
(a)Items that reconcile GAAP Reported to non-GAAP Adjusted balances are shown pre-tax. Our effective tax rates for GAAP Reported income from continuing operations were (6.5)% and (2.9)% for the three and nine months ended September 28, 2025, respectively, and 5.0% and 4.9% for the three and nine months ended September 29, 2024, respectively. See Note 5. Our effective tax rates for non-GAAP Adjusted income were 7.9% and 9.5% for the three and nine months ended September 28, 2025, respectively, and 10.8% and 13.3% for the three and nine months ended September 29, 2024, respectively.
(b)The amounts for the three and nine months ended September 28, 2025 and September 29, 2024 include reconciling amounts for Research and development expenses that are not material to our non-GAAP consolidated results of operations.
(c)Includes employee termination costs, asset impairments and other exit costs related to our cost-reduction and productivity initiatives not associated with acquisitions. See Note 3.
(d)See Note 4.
(e)For the third quarter and first nine months of 2025, the total Other (income)/deductions––net adjustments of $177 million and $855 million, respectively, primarily include charges of $191 million for the third quarter for certain legal matters, primarily representing certain product liability expenses and $755 million for the first nine months for certain legal matters, primarily representing certain product liability and other legal expenses. For the third quarter and first nine months of 2024, the total Other (income)/deductions––net adjustments of $430 million and $971 million, respectively, included charges of (i) $420 million related to the expected sale of one of our facilities resulting from the discontinuation of our DMD program and (ii) $45 million for the third quarter and $422 million for the first nine months for certain legal matters, primarily representing certain product liability expenses related to products discontinued and/or divested by Pfizer. For the first nine months of 2024, the total Other (income)/deductions––net adjustment of $971 million also included charges of (i) $312 million mostly related to (a) our equity-method accounting pro-rata share of intangible asset amortization, impairments and restructuring costs recorded by Haleon, as well as (b) adjustments to our equity-method basis differences and (c) Pfizer’s share of investee capital transactions recognized by Haleon, partially offset by (ii) a $150 million realized gain on the partial sale of our previous investment in Haleon recorded in the first quarter of 2024.
ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(MILLIONS)	September 28, 2025	September 29, 2024	Drivers of change
Cash provided by/(used in):
Operating activities	$6,356	$6,023
The change was driven mainly by an increase in net income, which includes the offset of a $1.35 billion cash outflow in connection with the in-license arrangement with 3SBio, adjusted for non-cash items and the timing of receipts and payments in the ordinary course of business.

Investing activities	$4,795	$4,275
The change was driven mainly by a $2.8 billion increase in proceeds from the sale of the remaining portion of our previous investment in Haleon, partially offset by a $1.6 billion decrease in net proceeds from short-term investments and a $1.0 billion decrease in proceeds from sales of long-term investments.

Financing activities	$(10,900)	$(12,026)
The change was driven mainly by $3.7 billion proceeds received from the issuance of long-term Euro debt, partially offset by a $1.5 billion increase in repayments of long-term debt, and a $907 million increase in net repayments of short-term borrowings.

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
Debt Capacity––Lines of Credit––As of the date of the filing of this Form 10-Q, we had access to a $7.0 billion committed U.S. revolving credit facility maturing in October 2030, which may be used for general corporate purposes including to support our global commercial paper borrowings. In addition to the U.S. revolving credit facility, our lenders have provided us an additional $242 million in lines of credit, which expire within one year. Essentially all lines of credit were unused as of the date of the filing of this Form 10-Q.
Capital Allocation Framework––Our capital allocation framework is designed to enhance long-term shareholder value and is based on three core pillars: maintaining and growing our dividend over time, reinvesting in the business and making share repurchases after de-levering our balance sheet. Over time, we expect to continue to de-lever in a prudent manner in order to maintain a balanced capital allocation strategy.
Dividends––In October 2025, our BOD declared a dividend of $0.43 per share, payable on December 1, 2025, to shareholders of record at the close of business on November 7, 2025.
Common Stock Purchases—As of September 28, 2025, our remaining share-purchase authorization was $3.3 billion, with no repurchases in the first nine months of 2025. See Note 12 in our 2024 Form 10-K for more information on our publicly announced share-purchase plans.
Haleon— In the first quarter of 2025, we sold the remaining portion of our investment in Haleon for $6.3 billion and the proceeds are being used to support capital allocation priorities.
NEW ACCOUNTING STANDARDS

Recently Issued Accounting Standards, Not Adopted as of September 28, 2025
Standard/Description	Effective Date	Effect on the Financial Statements
In December 2023, the FASB issued final guidance to improve income tax disclosures. The final guidance requires enhanced disclosures primarily related to existing rate reconciliation and income taxes paid information. The guidance may be applied on a prospective or a retrospective basis; we intend to elect a prospective adoption.
	2025 for annual reports. Early adoption is permitted.	This new guidance will result in increased disclosures in the notes to our financial statements.
In November 2024, the FASB issued final guidance which requires disaggregated disclosures of certain categories of expenses that are included in expense line items on the face of the income statement. The disclosures are required on an annual and interim basis. The guidance also requires the total amount of selling expenses to be disclosed and, on an annual basis, the definition of selling expenses. The guidance may be applied on a prospective or a retrospective basis.
	2027 for annual reports and 2028 for interim reports. Early adoption is permitted.	This new guidance will result in increased disclosures in the notes to our financial statements.
In September 2025, the FASB issued final guidance to modernize the accounting for internal use software costs. The guidance requires entities to start capitalizing eligible costs when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The guidance can be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis.
	January 1, 2028, with early adoption permitted.	We are assessing the impact but currently do not expect this new guidance to have a material impact on our consolidated financial statements.
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
•expectations for our product pipeline (including products from completed or anticipated acquisitions), in-line products and product candidates, including anticipated regulatory submissions, data read-outs, study starts, approvals, launches, discontinuations, clinical trial results and other developing data; revenue contribution and projections; potential pricing and reimbursement; potential market dynamics, including demand, market size and utilization rates; and growth, performance, timing of exclusivity and potential benefits;
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
In particular, forward-looking information in this Form 10-Q includes statements relating to specific future actions, performance and effects, including, among others, the expected benefits of the organizational changes to our operations; our anticipated operating and financial performance; our ongoing efforts to respond to COVID-19; our expectations regarding the impact of COVID-19 on our business, operations and financial results; the expected revenue, seasonality of demand and phasing for certain of our products; expected patent terms; the expected impact of patent expiries and generic and biosimilar competition; the expected pricing pressures on our products and the anticipated impact to our business; the expected impact of the IRA Medicare Part D Redesign; the benefits expected from our business development transactions, including our acquisition of Seagen, our proposed acquisition of Metsera and our licensing agreement with 3SBio; the availability of raw materials; our efforts to develop plans to help mitigate the impact, and potential impact, of tariffs on our business and operations; our anticipated cash flows and liquidity position; the anticipated costs, savings and potential benefits from certain of our initiatives, including our enterprise-wide Realigning Our Cost Base Program and our Manufacturing Optimization Program to reduce our cost of goods sold; our voluntary agreement with the U.S. Government designed to lower drug costs for U.S. patients and to include Pfizer products in a direct purchasing platform, and Pfizer’s plans to further invest in U.S. manufacturing; our expectations regarding product supply; our planned capital spending; and our capital allocation framework.
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
Risks Related to Our Business, Industry and Operations, and Business Development
•the outcome of R&D activities, including the ability to meet anticipated pre-clinical or clinical endpoints, commencement and/or completion dates for our pre-clinical or clinical trials, regulatory submission dates, and/or regulatory approval and/or launch dates; the possibility of unfavorable pre-clinical and clinical trial results, including the possibility of unfavorable new pre-clinical or clinical data and further analyses of existing pre-clinical or clinical data; risks associated with preliminary, early stage or interim data; the risk that pre-clinical and clinical trial data are subject to differing interpretations and assessments, including during the peer review/publication process, in the scientific community generally, and by regulatory authorities; whether and when additional data from our pipeline programs will be published in scientific journal publications, and if so, when and with what modifications and interpretations; and uncertainties regarding the future development of our product candidates, including whether or when our product candidates will advance to future studies or phases of development or whether or when regulatory applications may be filed for any of our product candidates, including as a result of clinical trial data or regulatory feedback that could impact the future development of our product candidates, including our vaccine candidates such as our next generation pneumococcal conjugate vaccine candidate;

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
•the success and impact of external business development activities, such as risks and uncertainties related to our proposed acquisition of Metsera and the impact of Novo Nordisk’s competing proposal on the proposed acquisition; the ability to identify and execute on potential business development opportunities; the ability to satisfy the conditions to closing of announced transactions in the anticipated time frame or at all, including the possibility that such transactions do not close; the ability to realize the anticipated benefits of any such transactions in the anticipated time frame or at all; the potential need for and impact of additional equity or debt financing to pursue these opportunities, which has in the past and could in the future result in increased leverage and/or a downgrade of our credit ratings and could limit our ability to obtain future financing; challenges integrating the businesses and operations; disruption to business or operations relationships; risks related to growing revenues for certain acquired or partnered products; significant transaction costs; and unknown liabilities;
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
•risks and uncertainties related to issued or future executive orders or other new, or changes in, laws, regulations or policy regarding tariffs or other trade policy and/or the impact of any U.S. Governmental shutdowns, including impacts on governmental agencies due to the shutdown;
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
•the impact of product recalls, withdrawals and other unusual items, including uncertainties related to regulator-directed risk evaluations and assessments, such as our ongoing evaluation of our product portfolio for the potential presence or formation of nitrosamines, and our voluntary withdrawal of all lots of Oxbryta in all markets where it is approved and any regulatory or other impact on Oxbryta and other SCD assets;
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
Risks Related to Government Regulation and Legal Proceedings
•the impact of any U.S. healthcare reform or legislation, including executive orders or other change in laws, regulations or policy, or any significant spending reduction or cost control efforts affecting Medicare, Medicaid, the 340B Program or other publicly funded or subsidized health programs, including the IRA and the IRA Medicare Part D Redesign, or changes in the tax treatment of employer-sponsored health insurance that may be implemented;
•risks and uncertainties related to the impact of Pfizer’s voluntary agreement with the U.S. Government designed to lower drug costs for U.S. patients and to include Pfizer products in a direct purchasing platform, and Pfizer’s plans to further invest in U.S. manufacturing, including risks relating to entering into definitive agreements with the U.S. Government and the initiation of new tariffs not subject to Pfizer’s grace period;
•U.S. federal or state legislation or regulatory action and/or policy efforts affecting, among other things, pharmaceutical product pricing, including international reference pricing, including Most-Favored-Nation drug pricing, intellectual property, reimbursement or access to or recommendations for our medicines and vaccines, tax changes or other restrictions on U.S. direct-to-consumer advertising; limitations on interactions with healthcare professionals and other industry stakeholders; as well as pricing pressures for our products as a result of highly competitive biopharmaceutical markets;
•risks and uncertainties related to changes to vaccine or other healthcare policy in the U.S., including the FDA's recently adopted policy of disclosing Complete Response Letters for unapproved drug candidates and the attendant risk of disclosure of trade secrets or confidential commercial information;
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following summarizes purchases of our common stock during the third quarter of 2025:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Value of Shares That May Yet Be Purchased Under the Plan(b)
June 30 through July 27, 2025	29,029	$24.35	—	$3,292,882,444
July 28 through August 24, 2025	16,651	$24.32	—	$3,292,882,444
August 25 through September 28, 2025	25,290	$24.89	—	$3,292,882,444
Total	70,970	$24.53	—
(a)Represents shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive programs.
(b)See Note 12 in our 2024 Form 10-K.
ITEM 5. OTHER INFORMATION
During the three months ended September 28, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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

Pfizer Inc.
(Registrant)

Dated:	November 4, 2025	/s/ Jennifer B. Damico
Jennifer B. Damico Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)