Form 10-K
period 2025-12-31
PFIZER INC
filed 2026-02-26
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
Large Accelerated filer ☒              Accelerated filer ☐                 Non-accelerated filer  ☐         Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $138 billion. This excludes shares of common stock held by directors and executive officers. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The registrant has no non-voting common stock.
The number of shares outstanding of the registrant’s common stock as of February 19, 2026 was 5,686,267,431 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2026 Annual Meeting of Shareholders	Part III

DEFINED TERMS
Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Form 10-K (defined below) refer to Pfizer Inc. and its subsidiaries. For each year presented, Pfizer’s fiscal year-end for subsidiaries operating outside the U.S. is as of and for the year ended November 30 and for U.S. subsidiaries is as of and for the year ended December 31. References to “Notes” in this Form 10-K are to the Notes to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data in this Form 10-K. We also have used several other terms in this Form 10-K, most of which are explained or defined below:

*	Indicates calculation not meaningful or results are greater than 100%
Form 10-K	This Annual Report on Form 10-K for the fiscal year ended December 31, 2025
2024 Form 10-K	Our Annual Report on Form 10-K for the fiscal year ended December 31, 2024
340B Program	340B Drug Pricing Program
3SBio	3SBio, Inc. and its subsidiaries Shenyang Sunshine Pharmaceutical Co., Ltd. and 3S Guojian Pharmaceutical (Shanghai) Co., Ltd.
Proxy Statement	Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2025
AbbVie	AbbVie Inc.
Abingworth	Abingworth LLP
ABO	Accumulated benefit obligation; represents the present value of the benefit obligation earned through the end of the year but does not factor in future compensation increases
ACIP	Advisory Committee on Immunization Practices
ADC	Antibody-Drug Conjugate
AI	artificial intelligence
Alexion	Alexion Pharma International Operations Limited, a subsidiary of AstraZeneca PLC
ALK	anaplastic lymphoma kinase
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Arvinas	Arvinas, Inc.
Astellas	Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.
ATTR-CM	transthyretin amyloid cardiomyopathy
BioNTech	BioNTech SE
Biopharma	Global Biopharmaceuticals Business
Blackstone	Blackstone Life Sciences
BLA	Biologics License Application
BMS	Bristol-Myers Squibb Company
BOD	Board of Directors
CDC	U.S. Centers for Disease Control and Prevention
cGMP	current Good Manufacturing Practices
CMMI	Center for Medicare and Medicaid Innovation
CMS	Centers for Medicare & Medicaid Services
CODM	Chief Operating Decision Maker
Comirnaty
Unless otherwise noted, refers to, as applicable, the current formulation of Comirnaty (COVID-19 Vaccine, mRNA) 2025-2026 Formula as well as all prior authorized or approved formulations of the vaccine, which was first authorized in the U.S. during December 2020 pursuant to an EUA

COVID-19	novel coronavirus disease of 2019
DEA	U.S. Drug Enforcement Agency
Developed Markets
Includes, but is not limited to, the following markets: Western Europe, Japan, Central Europe, Canada, Scandinavian countries, Australia, certain Eastern European countries, South Korea, Finland and New Zealand

DMD	Duchenne muscular dystrophy
EC	European Commission
EMA	European Medicines Agency
Emerging Markets
Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Eastern Europe (excluding the Balkans and certain other countries), Africa, the Middle East and Turkey

EPS	earnings per share
EU	European Union
EUA	emergency use authorization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration
FFDCA	U.S. Federal Food, Drug and Cosmetic Act
GAAP	U.S. Generally Accepted Accounting Principles
GDFV	grant-date fair value

Pfizer Inc.	2025 Form 10-K	i

Genmab	Genmab A/S
GILTI (NCTI)	Global Intangible Low-Taxed Income (renamed Net Controlled Foreign Corporation (CFC) Tested Income (NCTI) for taxable years starting after December 31, 2025)
GSK	GSK plc
Haleon	Haleon plc
HHS	U.S. Department of Health and Human Services
HIPAA	Health Insurance Portability and Accountability Act of 1996
Hospira	Hospira, Inc.
HRR	homologous recombination repair
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
IRC	Internal Revenue Code
IRS	U.S. Internal Revenue Service
IT	information technology
JV	joint venture
King	King Pharmaceuticals LLC (formerly King Pharmaceuticals, Inc.)
mCC	metastatic cervical cancer
MCO	managed care organization
mCRC	metastatic colorectal cancer
mCRPC	metastatic castration-resistant prostate cancer
mCSPC	metastatic castration-sensitive prostate cancer
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MDL	Multi-District Litigation
MDPNP	Medicare Drug Price Negotiation Program
MDRP	Medicaid Drug Rebate Program
Medicare Part B	a medical insurance plan that helps cover medically necessary services, outpatient care, and preventative services for people with Medicare
Medicare Part D	a prescription drug coverage program for people with Medicare
Meridian	Meridian Medical Technologies, Inc.
Metsera	Metsera, Inc.
Moody’s	Moody’s Ratings (formerly Moody’s Investors Service)
mRNA	messenger ribonucleic acid
MSA	Manufacturing Supply Agreement
Mylan	Mylan N.V.
NAV	net asset value
NDA	New Drug Application
Nimbus	Nimbus Therapeutics, LLC
nmCRPC	non-metastatic castration-resistant prostate cancer
nmCSPC	non-metastatic castration-sensitive prostate cancer
NSCLC	non-small cell lung cancer
NYSE	New York Stock Exchange
OBBBA	One Big Beautiful Bill Act
ODT	oral disintegrating tablet
Ono	Ono Pharmaceutical Co., Ltd.
OTC	over-the-counter
Paxlovid(a)	an oral COVID-19 treatment (nirmatrelvir tablets and ritonavir tablets)
PBM	pharmacy benefit manager
PBO	Projected benefit obligation; represents the present value of the benefit obligation earned through the end of the year and factors in future compensation increases
PC1	Pfizer CentreOne
PGS	Pfizer Global Supply
Pharmacia	Pharmacia LLC (formerly Pharmacia Corporation)
PIE	Pfizer Investment Enterprises Pte. Ltd. (a wholly-owned finance subsidiary of Pfizer)
PP&E	Property, plant and equipment
Pierre Fabre	Pierre Fabre Medicament SAS
PNIF	Pfizer Netherlands International Finance B.V. (a wholly-owned finance subsidiary of Pfizer)
PRAC	Pharmacovigilance Risk Assessment Committee
Prevnar family	Includes Prevnar 20/Prevenar 20 (pediatric and adult) and Prevnar 13/Prevenar 13 (pediatric and adult)
PsA	psoriatic arthritis

Pfizer Inc.	2025 Form 10-K	ii

QCE	quality consistency evaluation
RA	rheumatoid arthritis
R&D	research and development
ROU	right of use
RSV	respiratory syncytial virus
S&P	S&P Global (formerly Standard & Poor’s)
SCD	sickle cell disease
Seagen	Seagen Inc. and its subsidiaries
SEC	U.S. Securities and Exchange Commission
SI&A	Selling, informational and administrative expenses
SNS	Strategic National Stockpile
SMPS	Sumitomo Pharma Switzerland GMBH
Takeda	Takeda Pharmaceutical Company Limited
Tax Cuts and Jobs Act or TCJA	Legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017
TSAs	transition service arrangements
UC	ulcerative colitis
U.K.	United Kingdom
Upjohn Business	Pfizer’s former global, primarily off-patent branded and generics business, which included a portfolio of 20 globally recognized solid oral dose brands, including Lipitor, Lyrica, Norvasc, Celebrex and Viagra, as well as a U.S.-based generics platform, Greenstone, that was spun-off on November 16, 2020 and combined with Mylan to create Viatris
U.S.	United States
VBP	volume-based procurement
Viatris	Viatris Inc.
ViiV	ViiV Healthcare Limited
Vyndaqel family	Includes Vyndaqel, Vyndamax and Vynmac
WHO	World Health Organization
WTO	World Trade Organization
Wyeth	Wyeth LLC (formerly Wyeth)
YaoPharma	YaoPharma Co., Ltd.
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
Throughout this Form 10-K, we “incorporate by reference” certain information from other documents filed or to be filed with the SEC, including our Proxy Statement. Please refer to this information. This Form 10-K will be available on our website on or about February 26, 2026. Our Proxy Statement will be available on our website on or about March 12, 2026.
Our annual Impact Report, which provides disclosures regarding our responsible business practices, is made available on our website. Information in our Impact Report is not incorporated by reference into this Form 10-K.
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

Pfizer Inc.	2025 Form 10-K	iii

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

Pfizer Inc.	2025 Form 10-K	iv

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
•expectations for our product pipeline (including products from completed or anticipated acquisitions), in-line products and product candidates, including anticipated regulatory submissions, data read-outs, study starts, approvals, launches, discontinuations, clinical trial results and other developing data; revenue contribution and projections; pricing and reimbursement; market dynamics, including demand, market size and utilization rates; and growth, performance, timing and duration of exclusivity and potential benefits;
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
In particular, forward-looking information in this Form 10-K includes statements relating to specific future actions, performance and effects, including, among others, the expected benefits of the organizational changes to our operations; our anticipated operating and financial performance, as well as our key priorities; our expectations regarding the impact of COVID-19 on our business, operations and financial results; the expected revenue, seasonality of demand and phasing for certain of our products; expected patent terms; the expected impact of patent expiries and generic and biosimilar competition; the expected pricing pressures on our products and the anticipated impact to our business; the expected impact of the IRA Medicare Part D Redesign; the benefits expected from our business development transactions, including, among others, our acquisitions of Metsera and Seagen and our in-licensing agreements with 3SBio and YaoPharma; the availability of raw materials; our efforts to develop plans to help mitigate the impact, and potential impact, of tariffs and pricing dynamics on our business and operations; our anticipated cash flows and liquidity position; the anticipated costs, savings and potential benefits from certain of our initiatives, including our enterprise-wide Realigning Our Cost Base Program and our Manufacturing Optimization Program to reduce our cost of goods sold; our voluntary agreement with the U.S. Government designed to lower drug costs for U.S. patients and to include certain Pfizer products on the TrumpRx.gov platform, Pfizer’s plans to further invest in U.S. manufacturing and potential tariff impacts; our expectations regarding product supply; our greenhouse gas reduction goals and our expectations regarding environmental costs and expenditures; our planned capital spending; our capital allocation framework; expectations regarding our pension plans; and expectations regarding legal proceedings and compliance with existing and anticipated laws and regulations.
Given their nature, we cannot assure that any potential outcome expressed in these forward-looking statements will be realized in whole or in part. Actual outcomes may vary materially from past results and those anticipated, estimated, implied or projected. These forward-looking statements may be affected by underlying assumptions that may prove inaccurate or incomplete, or by known or unknown risks and uncertainties, including those described in this section, in the Item 1A. Risk Factors section or in MD&A.
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
Risks Related to Our Business, Industry and Operations, and Business Development:
•the outcome of R&D activities, including the ability to meet anticipated pre-clinical or clinical endpoints, commencement and/or completion dates for our pre-clinical or clinical trials, regulatory submission dates, and/or regulatory approval and/or launch dates; the possibility of unfavorable pre-clinical and clinical trial results, including the possibility of unfavorable new pre-clinical or clinical data and further analyses of existing pre-clinical or clinical data; risks associated with preliminary, early stage or interim data; the risk that pre-clinical and clinical trial data are subject to differing interpretations and assessments, including during the peer review/publication process, in the scientific community generally, and by regulatory authorities; whether and when additional data from our pipeline programs will be published in scientific journal publications, and if so, when and with what modifications and interpretations; and uncertainties regarding the future development of our product candidates, including whether or when our product candidates will advance to future studies or phases of development or whether or when regulatory applications may be filed for any of our product candidates, including as a result of clinical trial data or regulatory decisions or feedback that could impact the future development of our product candidates, including our vaccine candidates such as our next generation pneumococcal conjugate vaccine candidate;
•our ability to successfully address comments received from regulatory authorities such as the FDA or the EMA, or obtain approval for new products and indications from regulators on a timely basis or at all;

Pfizer Inc.	2025 Form 10-K	1

•regulatory decisions impacting labeling, approval or authorization, including the scope of indicated patient populations, product dosage, manufacturing processes, safety and/or other matters, including decisions relating to developments regarding potential product impurities; uncertainties regarding the ability to obtain or maintain, and the scope of, recommendations by technical or advisory committees, and the timing of, and ability to obtain, pricing/reimbursement, approvals and product launches, all of which could impact the availability or commercial potential of our products and product candidates;
•claims and concerns that may arise regarding the safety or efficacy of in-line products and product candidates, including claims and concerns that may arise from the conduct or outcome of post-approval clinical trials, pharmacovigilance or Risk Evaluation and Mitigation Strategies, which could impact marketing approval, product labeling, and/or availability or commercial potential;
•the success and impact of external business development activities, such as the November 2025 acquisition of Metsera, as well as risks and uncertainties related to the ability to identify and execute on potential business development opportunities; the ability to satisfy the conditions to closing of announced transactions in the anticipated time frame or at all, including the possibility that such transactions do not close; the ability to realize the anticipated benefits of any such transactions in the anticipated time frame or at all; the potential need for and impact of additional equity or debt financing to pursue these opportunities, which has in the past and could in the future result in increased leverage and/or a downgrade of our credit ratings and could limit our ability to obtain future financing; challenges integrating the businesses and operations; disruption to business or operations relationships; risks related to achieving or growing revenues for certain acquired or partnered products; significant transaction costs; and unknown liabilities;
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
•the impact of public health outbreaks, epidemics or pandemics on our business, operations and financial condition and results, including impacts on our employees, manufacturing, supply chain, sales and marketing, R&D and clinical trials;
•risks and uncertainties related to Comirnaty and Paxlovid or any potential future COVID-19 vaccines, treatments or combinations, including, among others, the risk that as the market for COVID-19 products remains endemic and seasonal and/or COVID-19 infection rates do not follow prior patterns, demand for our COVID-19 products has and may continue to be reduced or not meet expectations, which has in the past and may continue to lead to reduced revenues, excess inventory or other unanticipated charges; risks related to our ability to develop, receive regulatory approval for, and commercialize variant adapted vaccines, combinations and/or treatments; uncertainties related to recommendations and coverage for, and the public’s adherence to, vaccines, boosters, treatments or combinations, including uncertainties related to the potential impact of narrowing recommended patient populations; whether or when our EUAs or biologics licenses will expire, terminate or be revoked; risks related to our ability to accurately predict or achieve our revenue forecasts for Comirnaty and Paxlovid or any potential future COVID-19 vaccines or treatments; and potential third-party royalties or other claims related to Comirnaty and Paxlovid;
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
•uncertainties related to general economic, political, business, industry, regulatory and market conditions including, without limitation, uncertainties related to the impact on us, our customers, suppliers and lenders and counterparties to our foreign-exchange and interest-rate agreements of challenging global economic conditions, such as inflation or interest rate fluctuations, and changes in global financial markets;
•the exposure of our operations globally to possible capital and exchange controls, economic conditions, expropriation, sanctions, tariffs and/or other restrictive government actions, changes in intellectual property legal protections and remedies, unstable governments and legal systems and inter-governmental disputes;
•risks and uncertainties related to issued or future executive orders or other new, or changes in, laws, regulations or policy regarding tariffs or other trade or foreign policy and/or the impact of any potential U.S. Governmental shutdowns, including impacts on governmental agencies due to a shutdown;
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
•any changes in business, political and economic conditions due to actual or threatened terrorist activity, geopolitical instability, political or civil unrest or military action and the resulting economic or other consequences;
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
•trade buying patterns;
•the risk of an impairment charge related to our intangible assets, goodwill or equity-method investments;

Pfizer Inc.	2025 Form 10-K	2

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
•the ability to successfully achieve our climate-related goals and progress our environmental and other sustainability priorities;
Risks Related to Government Regulation and Legal Proceedings:
•the impact of any U.S. healthcare reform or legislation, including executive orders or other change in laws, regulations or policy, or any significant spending reduction or cost control efforts affecting Medicare, Medicaid, the 340B Program or other publicly funded or subsidized health programs, including the IRA and the IRA Medicare Part D Redesign, government cuts to Affordable Care Act (ACA) subsidies, or changes in the tax treatment of employer-sponsored health insurance that may be implemented;
•risks and uncertainties related to the impact of Pfizer’s voluntary agreement with the U.S. Government designed to lower drug costs for U.S. patients and to include certain Pfizer products on the TrumpRx.gov platform, Pfizer’s plans to further invest in U.S. manufacturing and potential tariff impacts, including risks relating to entering into binding final agreements with the U.S. Government;
•U.S. federal or state legislation or regulatory action and/or policy efforts affecting, among other things, pharmaceutical product pricing, including international reference pricing (including Most-Favored-Nation drug pricing), intellectual property, product approval processes and pathways, reimbursement or access to or recommendations for our medicines and vaccines, tax changes or other restrictions on U.S. direct-to-consumer advertising; limitations on interactions with healthcare professionals and other industry stakeholders; as well as pricing pressures for our products as a result of highly competitive biopharmaceutical markets;
•risks and uncertainties related to changes to vaccine or other healthcare policy in the U.S., including: (i) risks and uncertainties relating to the evolving vaccine landscape; and (ii) the FDA's recently adopted policy of disclosing Complete Response Letters for unapproved drug candidates and the attendant risk of disclosure of trade secrets or confidential commercial information;
•legislation or regulatory action and/or policy efforts in markets outside of the U.S., such as China or Europe, including, without limitation, laws related to pharmaceutical product pricing, intellectual property, medical regulation, environmental protections, data protection and cybersecurity, reimbursement or access, including, in particular, continued government-mandated reductions in prices and access restrictions for certain products to control costs in those markets;
•legal defense costs, insurance expenses, settlement costs and contingencies, including without limitation, those related to legal proceedings and actual or alleged environmental contamination;
•the risk and impact of an adverse decision or settlement and risk related to the adequacy of reserves related to legal proceedings;
•the risk and impact of tax related litigation and investigations;
•governmental laws, regulations and policies affecting our operations, including, without limitation, the IRA, as well as changes in such laws, regulations or policies, or their interpretation, including, among others, new or changes in tariffs, tax laws and regulations internationally and in the U.S., including the OBBBA, which was enacted on July 4, 2025, and is still subject to further guidance; the adoption of global minimum taxation requirements outside the U.S. generally effective in most jurisdictions since January 1, 2024, government cost-cutting measures and related impacts on, among other matters, government staffing, resources and ability to timely review and process regulatory or other submissions; restrictions related to certain data transfers, including data security, data localization and cross border data transfer regulations, and transactions involving certain countries; and potential changes to existing tax laws, tariffs, or changes to other laws, regulations or policies in the U.S., including by the U.S. Presidential administration and Congress, as well as in other countries;
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
•risks and challenges related to the use of software, systems and services that include AI-based functionality and other emerging technologies.

PART I

ITEM 1.	BUSINESS
ABOUT PFIZER
Pfizer Inc. is a research-based, global biopharmaceutical company. We apply science and our global resources to bring therapies to people that extend and significantly improve their lives through the discovery, development, manufacture, marketing, sale and distribution of

Pfizer Inc.	2025 Form 10-K	3

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
We are committed to fulfilling our purpose: Breakthroughs that change patients’ lives. Our purpose fuels everything we do and reflects both our passion for science and our commitment to patients. As a science-driven global biopharmaceutical company, we remain focused on advancing our product pipeline, supporting our marketed brands and deploying capital responsibly, with a focus on initiatives that can help contribute to our long-term revenue and future growth.
Our 2026 key priorities are:
1.Maximize value of key transactions
2.Deliver on critical R&D milestones
3.Invest to maximize post-2028 growth
4.Scale AI across our business.
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
For a discussion of our strategy and our business development initiatives, including our acquisitions of Metsera in November 2025 and Seagen in December 2023 and our in-licensing agreements with YaoPharma and 3SBio entered into in 2025 in the obesity and cardiometabolic diseases and oncology therapeutic areas, see the Overview of Our Performance, Operating Environment, Strategy and Outlook section within MD&A and Note 2. In addition, we are scaling AI across R&D, manufacturing, commercial and patient engagement to improve productivity and accelerate innovation.
COMMERCIAL OPERATIONS
We manage our commercial operations through a global structure consisting of three operating segments, each led by a single manager: Biopharma, PC1 and Pfizer Ignite. Biopharma, our innovative science-based biopharmaceutical business, is engaged in the discovery, development, manufacture, marketing, sale and distribution of biopharmaceutical products worldwide. PC1 is our contract development and manufacturing organization and a leading supplier of specialty active pharmaceutical ingredients. Pfizer Ignite is an offering that provides strategic guidance and end-to-end R&D services to select innovative biotech companies that align with our R&D focus areas. In 2025, Pfizer made the decision to discontinue Pfizer Ignite and we are winding down this business while collaborating closely with our Ignite partners to ensure continuity and the successful transition of work. Biopharma is the only reportable segment.
Within our Biopharma reportable segment, our commercial divisions market, sell and distribute our products, and global operating functions are responsible for the research, development, manufacturing and supply of our products. The commercial structure within our Biopharma reportable segment in 2025 was composed of the Pfizer U.S. Commercial Division, which focused on the commercialization of Pfizer’s entire product portfolio in the U.S., and the Pfizer International Commercial Division, which focused on the commercialization of Pfizer’s entire product portfolio in all international markets.
As part of our continued focus on commercial execution, at the beginning of 2026, we made changes in our commercial structure, which included the transition of certain off-patent branded and generic sterile injectables and biosimilars from the Specialty Care and Oncology product portfolios to a new Global Hospital and Biosimilars organization within our Biopharma reportable segment. Effective January 1, 2026, the commercial structure within our Biopharma reportable segment is as follows:

Division	Description
Pfizer U.S. Commercial
Includes the U.S. commercial organization covering Pfizer’s entire product portfolio except for the Global Hospital and Biosimilars organization, as well as the Global Access & Value, Global Chief Marketing Office and Primary Care and Specialty Care U.S. Medical Affairs organizations.

Pfizer International Commercial
Includes the ex-U.S. commercial and medical affairs organizations covering Pfizer’s entire product portfolio in all international markets except for the Global Hospital and Biosimilars organization in certain international markets.

Global Hospital and Biosimilars
Includes the commercial organization covering Pfizer’s product portfolio of off-patent branded and generic sterile injectables and biosimilars except in China, Hong Kong and certain other international markets.

Customer groups and select products within the Biopharma product portfolio in 2026 include:
•Primary Care:
◦Internal medicine product portfolio including in cardiovascular metabolic diseases – select products include: Eliquis, as well as other brands that have experienced patent-based expirations or loss of regulatory exclusivity.
◦Migraine product portfolio: Nurtec ODT/Vydura and Zavzpret.
◦Vaccines product portfolio across all ages – select products include: the Prevnar family, Comirnaty, Abrysvo, FSME/IMMUN-TicoVac, Nimenrix and Trumenba.
◦Treatment for COVID-19: Paxlovid.

Pfizer Inc.	2025 Form 10-K	4

•Specialty Care:
◦Inflammation & immunology product portfolio – select products include: Xeljanz, Enbrel (outside the U.S. and Canada), Cibinqo, Litfulo, Eucrisa and Velsipity.
◦Rare disease product portfolio for a number of therapeutic areas with rare diseases, including amyloidosis, hemophilia and endocrine diseases – select products include: the Vyndaqel family, Genotropin, BeneFIX, Xyntha, Somavert, Ngenla and Hympavzi.
◦Certain anti-infective and immunoglobulin medicines – select products include: Zavicefta (outside the U.S. and Canada), Octagam and Panzyga.
•Oncology:
◦Innovative oncology product portfolio of ADCs, small molecules, bispecifics and other immunotherapies that treat a wide range of cancers including certain types of breast cancer, genitourinary cancer and hematologic malignancies, as well as certain types of melanoma, gastrointestinal, gynecological and lung cancer – select products include: Ibrance, Xtandi, Padcev, Adcetris, Inlyta, Lorbrena, Bosulif, Tukysa, Braftovi, Mektovi, Orgovyx, Elrexfio, Tivdak and Talzenna.
•Hospital and Biosimilars:
◦Product portfolio of off-patent branded and generic sterile injectables, oncology biosimilars and biosimilars for chronic immune and inflammatory diseases – select products include: Biosimilars – Inflectra, Oncology biosimilars such as Retacrit, Ruxience, Zirabev, Trazimera and Nivestym, and other biosimilars; and Sterile Injectables – Sulperazon (outside the U.S. and Canada), Atgam, Fragmin, Solu Medrol, Solu Cortef and Bicillin.
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
To that end, our R&D primarily focuses on our main therapeutic areas, which are oncology, internal medicine (including cardiometabolic, weight management and migraine), vaccines (with a pipeline focus on infectious diseases with significant unmet medical need) and inflammation and immunology.
While a significant portion of our R&D is internal, we also seek promising chemical and biological lead molecules and innovative technologies developed by others to incorporate into our discovery and development processes or projects, as well as our portfolio. We do so by entering into collaboration, alliance and license agreements with universities, biotechnology companies and other firms as well as through acquisitions and investments, including co-funding agreements with third-parties. These arrangements allow us to share knowledge, risk and cost. They also enable us to access external scientific and technological expertise, as well as provide us the opportunity to advance our own products and in-licensed or acquired products. For information on certain of these collaborations, alliances and license arrangements and investments, see
Note 2.
Our R&D Operations. In 2025, we continued to enhance our global R&D operations and pursued strategies to improve R&D productivity and advance a sustainable and value-creating pipeline. We manage our R&D operations for all therapeutic areas in a single R&D organization led by the Chief Scientific Officer and President, Research and Development. This organization is responsible for overseeing all R&D activities with end-to-end responsibilities that span from discovery to late-phase clinical development and post-approval activities, including facilitating regulatory submissions, engaging with health authorities and global medical strategies, as well as U.S. Oncology medical affairs. We continue to evaluate how our simplified structure and sharpened focus might lead to improvements in productivity and potential efficiencies. For example, approximately $500 million of R&D savings achieved from our ongoing realigning our cost base program in 2025 is expected to be reinvested in R&D programs in 2026. See the Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives section within MD&A for more information.
We manage R&D operations on a total-company basis through the organization described above. The Portfolio Management Team (PMT), chaired by our Chief Strategy and Innovation Officer, Executive Vice President, is accountable for aligning resources across R&D, and for helping to ensure optimal capital allocation across the R&D portfolio. We believe that this approach also serves to maximize accountability and flexibility.
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

Pfizer Inc.	2025 Form 10-K	5

Our R&D Pipeline. The process of drug, vaccine and biological product discovery from initiation through development and to potential regulatory approval is lengthy and can take more than ten years. As of February 3, 2026, we had the following number of projects in various stages of R&D:
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
COLLABORATION AND CO-PROMOTION AGREEMENTS
We use collaboration and/or co-promotion arrangements to enhance our R&D, sales and distribution of certain biopharmaceutical products, which include, among others, the following:
•Comirnaty is an mRNA-based coronavirus vaccine to help prevent COVID-19, which is jointly developed and commercialized with BioNTech. Pfizer and BioNTech equally share the costs of development for the Comirnaty program. We also share gross profits equally from commercialization of Comirnaty (excluding mainland China, Hong Kong, Macau and Taiwan, where we do not have rights), subject to regulatory authorizations or approvals market by market. For discussion on Comirnaty, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—COVID-19 section within MD&A.
•Eliquis (apixaban) is part of the novel oral anticoagulant market and was jointly developed and is commercialized with BMS as an alternative treatment option to warfarin in appropriate patients. We fund between 50% and 60% of all development costs depending on the study, and profits and losses are shared equally except in certain countries where we commercialize Eliquis and pay a percentage of net sales to BMS. In certain smaller markets we have full commercialization rights and BMS supplies the product to us at cost plus a percentage of the net sales to end-customers.
•Xtandi (enzalutamide) is an androgen receptor inhibitor that blocks multiple steps in the androgen receptor signaling pathway within tumor cells that is being developed and commercialized in collaboration with Astellas, which has exclusive commercialization rights for Xtandi outside the U.S. We share equally in the gross profits and losses related to U.S. net sales and also share equally all Xtandi commercialization costs attributable to the U.S. market, subject to certain exceptions. In addition, we share certain development and other collaboration expenses. For international net sales we receive royalties based on a tiered percentage.
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
•Padcev (enfortumab vedotin-ejfv) is a first-in-class ADC that is directed to Nectin-4, a protein located on the surface of cells and highly expressed in bladder cancer, that is being co-developed and jointly commercialized with Astellas. In the U.S., Padcev has been approved for use with pembrolizumab for adult patients with locally advanced or metastatic urothelial cancer and for adult patients with muscle-invasive bladder cancer (MIBC) who are ineligible for cisplatin-containing chemotherapy. Other approvals and indications for Padcev vary by market. In the U.S., Pfizer and Astellas jointly promote, and we record net sales and are responsible for all U.S. distribution activities for Padcev. The companies each bear the costs of their own sales organizations in the U.S., and equally share certain other costs associated with commercializing and any profits realized for Padcev in the U.S. Outside the U.S., we have commercialization rights in all countries in North and South America, and Astellas has commercialization rights in the rest of the world. The agreement between us and Astellas provides that the companies will effectively equally share in profits realized in markets outside of the U.S. through: (i) a costs-incurred and profit-sharing mechanism based on product sales and costs of commercialization in certain markets and (ii) a royalty-payment mechanism intended to approximate an equal profit share for both parties in the remaining markets.
•Adcetris (brentuximab vedotin) is being developed and commercialized in collaboration with Takeda. Pfizer has commercialization rights for Adcetris in the U.S. and its territories and in Canada. Takeda has commercialization rights in the rest of the world and pays Pfizer a royalty based on a percentage of Takeda’s net sales of Adcetris in its licensed territories, based on annual net sales tiers.
•Tivdak (tisotumab vedotin-tftv) is commercialized in collaboration with Genmab. Pfizer has co-promotion rights in the U.S. Outside the U.S., Genmab has the sole right to promote Tivdak for second-line plus mCC and has co-promotion rights for other indications in all territories except certain territories where Zai Lab Limited (Zai Lab) has commercialization rights (mainland China, Hong Kong, Macau, and Taiwan). Our profit sharing rights, royalty rights and expense obligations relating to Tivdak vary by jurisdiction.
In addition, we have collaboration and/or co-promotion arrangements with respect to certain other biopharmaceutical products.
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

Pfizer Inc.	2025 Form 10-K	6

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
Revenues from operations outside the U.S. of $25.5 billion, $24.9 billion and $31.4 billion accounted for 41%, 39% and 53% of Total revenues in 2025, 2024 and 2023, respectively. Revenues exceeded $500 million in each of 12, 11 and 14 countries outside the U.S. in 2025, 2024 and 2023, respectively. As a percentage of Total revenues, China was our largest market outside the U.S. in 2025 and 2024 (representing 5% and 4% of total revenues, respectively), and Japan was our largest market in 2023 (representing 6% of total revenues). For a geographic breakdown of Total revenues, see the Total Revenues by Geography section within MD&A and Note 17B.
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
We promote our products to healthcare providers and patients consistent with applicable laws, regulations and policies. Through our marketing organizations, we explain the approved uses, benefits and risks of our products to healthcare providers and patients and, in the U.S., to MCOs that provide insurance coverage, such as hospitals, integrated delivery systems, PBMs and health plans; and employers and government agencies who hire MCOs to provide health benefits to their employees. In the U.S. and select international markets, we market directly to consumers through direct-to-consumer advertising that seeks to communicate the approved uses, benefits and risks of our products while motivating people to have meaningful conversations with their doctors. In addition, we sponsor general advertising to educate the public on disease awareness, prevention and wellness, important public health issues and our patient assistance programs. Further, pursuant to our voluntary agreement with the U.S. government, we are participating on the TrumpRx.gov platform, which allows U.S. patients to purchase certain medicines at significant discounts to current retail prices.
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
Based on current sales and other factors, and considering the competition with products sold by our competitors, the patent rights we consider most significant in relation to our business as a whole, together with the year in which the basic product patent expires, are as follows:

Product	U.S. Basic Product Patent Expiration Year(1)	Major Europe Basic Product Patent Expiration Year(1)	Japan Basic Product Patent Expiration Year(1)
Xeljanz	2026	2028(2)	2025
Prevnar 13/Prevenar 13	2026	(3)	2029
Adcetris(4)	2026	(4)	(4)
Eliquis	2027(5)	2026(6)	2026
Ibrance	2027	2028	2028
Xtandi(7)	2027	(7)	(7)
Vyndaqel/Vyndamax/Vynmac	2026 (2028 pending PTE)(8)	2026	2026/2029(9)
Xalkori	2029	2027(10)	2028

Pfizer Inc.	2025 Form 10-K	7

Product	U.S. Basic Product Patent Expiration Year(1)	Major Europe Basic Product Patent Expiration Year(1)	Japan Basic Product Patent Expiration Year(1)
Braftovi(11)	2030 (2031 pending PTE)	(11)	(11)
Mektovi(11)	2026 (2027 pending PTE)(12)	(11)	(11)
Talzenna	2029 (2032 pending PTE)	2034	2034
Lorbrena	2033	2034	2036
Padcev(13)	2033	(13)	(13)
Tukysa	2031 (2034 pending PTE)	2031	2034(2)
Zavzpret	2031 (2034 pending PTE)	2031(14)	2031(14)
Velsipity	2030 (2035 pending PTE)	2034	2035(2)
Prevnar 20/Prevenar 20	2035	2037	2038
Nurtec ODT/Vydura	2034	2035	2035(2)
Ngenla(15)	2035(2)	2032(2)	2030(2)
Cibinqo	2036	2036	2038
Tivdak(16)	2035	(16)	(16)
Litfulo	2034 (2037 pending PTE)	2038	2039
Abrysvo	2036 (2037 pending PTE)	2036	2036 (2039 pending PTE)
Elrexfio	2036 (2037 pending PTE)	2036 (2038 pending SPC)	2036 (2038 pending PTE)
Hympavzi	2036 (2038 pending PTE)	(17)	2036 (2041 pending PTE)
Comirnaty(18)	2041	(17)(19)	2041
Paxlovid	2041	2041	2041
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
(4)Adcetris is commercialized in collaboration with Takeda. Pfizer has commercialization rights for Adcetris in the U.S. and its territories and in Canada. Takeda has commercialization rights in the rest of the world.
(5)Eliquis was jointly developed and is commercialized in collaboration with BMS. In the U.S., we and BMS previously settled certain patent litigations with a number of generic companies permitting their launch of a generic version of Eliquis on April 1, 2028 (the settled generic companies). We continued to litigate against three remaining generic companies and following the resolution of the litigation in our favor, the three generic companies are not permitted to launch their products until the 2031 expiration date of the formulation patent. Both the composition of matter patent expiring in November 2026 and the formulation patent expiring in 2031 may be subject to future challenges. While we cannot predict the outcome of any potential future litigation, there are certain potential alternatives that might occur which could potentially permit generic launch prior to April 1, 2028: (i) if the formulation patent is held invalid or not infringed in future litigation, through appeal, the settled generic companies and any successful future litigant would be permitted to launch on November 21, 2026; or (ii) if both patents are held invalid or not infringed in future litigation, through appeal, the settled generic companies and any successful future litigant could launch products immediately upon such an adverse decision. See also Note 16A1.
(6)The apixaban basic product patent and associated SPC were invalidated in the U.K. Additional challenges are pending in other jurisdictions.
(7)Xtandi is being developed and commercialized in collaboration with Astellas, which has exclusive commercialization rights for Xtandi outside the U.S.
(8)Interim patent term extension requests have been granted extending the expiry from December 2025 to December 2026, and Pfizer has pending applications for patent term extension to 2028.
(9)Vyndaqel (tafamidis meglumine) basic patent expiry in Japan is August 2026 for treatment of polyneuropathy. Vynmac (tafamidis) was approved in Japan for treatment of cardiomyopathy with regulatory exclusivity expiring in March 2029.
(10)Pediatric extension applications have been filed on SPCs for Xalkori in Europe. In France, Germany, and Italy the pediatric extension has been granted, extending the SPC to 2028.
(11)Pfizer has exclusive rights to Braftovi and Mektovi in the U.S., Canada, Latin America, the Middle East and Africa. Ono has exclusive rights to commercialize the product in Japan and South Korea, Medison Pharma Ltd. has exclusive rights to commercialize the product in Israel and Pierre Fabre has exclusive rights to commercialize the product in all other countries, including Europe and Asia (excluding Japan and South Korea). Pfizer receives royalties from Pierre Fabre and Ono on sales of Braftovi and Mektovi.

Pfizer Inc.	2025 Form 10-K	8

(12)Mektovi U.S. expiry is provided by a composition of matter patent. Interim patent term extension requests have been filed to extend the expiry from March 2026 to March 2027, and Pfizer has filed an application for patent term extension to August 2027.
(13)Padcev is being commercialized in collaboration with Astellas. Pfizer has co-promotion rights in the U.S. Outside the U.S., Pfizer has commercialization rights in all countries in North and South America, and Astellas has commercialization rights in the rest of the world, including Europe, Asia, Australia and Africa.
(14)Product not yet approved or authorized in this market.
(15)Ngenla is licensed from OPKO Health, Inc., and is developed and commercialized by Pfizer, including in the U.S., Latin America, Europe, Africa, and Asia.
(16)Tivdak is commercialized in collaboration with Genmab. Pfizer has co-promotion rights in the U.S. Outside the U.S., Genmab has the sole right to promote Tivdak for second-line plus mCC and has co-promotion rights for other indications in all territories except certain territories where Zai Lab has commercialization rights (mainland China, Hong Kong, Macau, and Taiwan).
(17)The basic product patent application has been filed in this market. If granted, a full term is expected in this market.
(18)Product is being commercialized in collaboration with BioNTech. The Comirnaty trademark covers marketed variants.
(19)Pfizer does not have co-promotion rights for this product in Germany.
For information regarding past reported, including recently expired, patent expiration dates, please see the Patents and Intellectual Property Rights sections of our prior Annual Reports on Form 10-K. For information regarding commercialization rights, profit sharing and royalty arrangements for certain of these products, see Item 1. Business—Collaboration and Co-Promotion Agreements.
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
Certain of our products have experienced patent-based expirations or loss of regulatory exclusivity in certain markets in the last few years, and we expect certain products to face new or increased generic competition over the next few years. We anticipate a significant reduction of revenue from patent-based or regulatory exclusivity expiries in 2026 through 2030 as several of our in-line products experience these expirations, with the rate of the reduction of revenues from patent-based or regulatory exclusivity expiries expected to significantly accelerate over the next few years. There is no assurance that a particular product will maintain market exclusivity for the full time period that appears in the estimates included in this Form 10-K or that we assume when we provide our financial guidance. For additional information on the impact of loss of patent-based exclusivity or regulatory exclusivity on our revenues, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our 2025 Performance and —Intellectual Property Rights and Collaboration/Licensing Rights sections within MD&A.
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
COMPETITION
Our business is conducted in intensely competitive and highly regulated markets. Many of our products face competition in the form of branded or generic drugs or biosimilars that treat similar diseases or indications. The principal forms of competition include efficacy, safety, tolerability, ease of use and cost. Though the means of competition vary among our products, demonstrating the value of our products is a critical factor for success.
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

Pfizer Inc.	2025 Form 10-K	9

market” or early market position for our biosimilars to provide customers a lower-cost alternative as soon as practicable and also to potentially provide us with higher levels of sales and profitability until other competitors enter the market.
Generic Products. Generic pharmaceutical manufacturers pose one of the biggest competitive challenges to our branded small molecule products because they can market a competing version of our product after the expiration or loss of our patent protection, or exclusivity, and often charge much less. Several competitors regularly challenge our product patents before their expiration. Generic competitors often operate without large R&D expenses, as well as without costs of conveying medical information about products to the medical community. In addition, the approval process in the U.S. and in the EU exempts most generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, allowing generic manufacturers to rely on the safety and efficacy data of the innovator product. In China, for example, given the expansion of the QCE process and continuation of the VBP program, we expect to continue to face intensified competition by certain generic manufacturers in 2026 and beyond, which has and may continue to result in price cuts and volume loss of some of our products. In addition, generic versions of competitors’ branded products have and may continue to compete with our products.
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
PRICING PRESSURES AND MANAGED CARE ORGANIZATIONS
Commercial Pricing Pressures. Pricing and access pressures in the commercial sector continue to be significant. Overall, increasing pressure exists on U.S. providers to deliver healthcare at a lower cost and to ensure that those expenditures deliver demonstrated value in terms of health outcomes. Many employers have adopted or make available high deductible health plans, which can increase out-of-pocket costs for medicines, or are using utilization management tools or limiting access on formularies. This trend is likely to continue. Private third-party payors, such as health plans, increasingly challenge pharmaceutical product pricing, which could result in lower prices, lower reimbursement rates for payors and a reduction in demand for our products, including denial of coverage of our products, if lower cost alternatives are available. Payors often require significant discounts, or rebates, from our prices in exchange for more favorable formulary placement. Pricing pressures also may occur as a result of highly competitive biopharmaceutical markets and increasing concentration of insurers and PBMs. Healthcare provider purchasers, directly or through group purchasing organizations, are seeking enhanced discounts or implementing more rigorous bidding or purchasing review processes.
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
Managed Care Organizations. The evolution of managed care in the U.S. has been a major factor in the competitiveness of the healthcare marketplace. Approximately 314 million people in the U.S. now have some form of health insurance coverage, and the marketing of prescription drugs and vaccines to both consumers and the entities that manage coverage in the U.S. continues to grow in importance. In particular, the influence of MCOs has increased in recent years due to the growing number of patients receiving coverage through MCOs. At the same time, consolidation in the MCO industry has resulted in fewer, even larger MCOs, which enhances those MCOs’ ability to negotiate lower pricing and further increases their importance to our business. Since MCOs purport to seek to contain and reduce healthcare expenditures, their growing influence has increased downward pressure on drug prices, as well as negatively impacted revenues.
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

Pfizer Inc.	2025 Form 10-K	10

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
Over the last year, PBM practices have come under scrutiny from Federal and State policymakers. These legislations, enforcements, settlements and related guidance and rules could have implications to our business, including how we engage with these entities as well as the formulary status of our products.
Agreement with the U.S. Government. In September 2025, we announced an agreement with the Trump Administration in which we voluntarily agreed to implement measures designed to make certain drug prices for U.S. patients more comparable to those in other developed countries. We are also participating in the TrumpRx.gov platform, which allows U.S. patients to purchase certain medicines at significant discounts to current retail prices, where the large majority of the Company’s primary care treatments and some select specialty brands will be offered at savings that will range as high as 85% and on average 50%. The September 2025 agreement also provides a three-year grace period during which time our products will not face Section 232 tariffs, provided the Company further invests in manufacturing in the U.S. Pfizer is now in the process of entering into binding final agreements to implement these arrangements. See the Item 1. Business—Government Regulation and Price Constraints and Item 1A. Risk Factors—Pricing and Reimbursement sections.
RAW MATERIALS
We procure raw materials essential to our business from numerous suppliers worldwide. In general, these materials have been available in sufficient quantities to support our demand and in many cases are available from multiple suppliers. We do not anticipate the availability of raw materials to have a significant impact on our operations in 2026, but are monitoring potential supply chain disruptions as a result of ongoing geopolitical and trade negotiations, which could, among other things, impact costs. We are continuing to monitor and implement mitigation strategies to reduce any potential risk or impact including active supplier management, qualification of additional suppliers and advanced purchasing to the extent possible.
GOVERNMENT REGULATION AND PRICE CONSTRAINTS
We are subject to extensive regulation by government authorities in the countries in which we do business. This includes laws and regulations governing the operations of biopharmaceutical companies, such as the research and development, testing, approval, manufacturing and marketing of products, pricing (including discounts and rebates) and price reporting, interactions with healthcare professionals, institutions, and referral sources, reporting of remuneration provided to healthcare providers and academic medical centers, financial assistance provided to patients, clinical research, data privacy and information security, among others. These laws and regulations may require administrative guidance for implementation, and a failure to comply could subject us to legal and/or administrative actions. Enforcement measures may include substantial fines and/or penalties, orders to stop non-compliant activities, criminal charges, warning letters, product recalls or seizures, delays in product approvals, exclusion from participation in government programs or contracts as well as limitations on conducting business in applicable jurisdictions, and could result in harm to our reputation and business. See Note 16A. Compliance with these laws and regulations is costly, and requires significant technical expertise and capital investment to ensure compliance.
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
For a biopharmaceutical company to market a drug or a biologic product, including vaccines, the FDA must approve a product’s NDA or BLA (or supplemental NDA or supplemental BLA). Prior to such approval, the FDA will evaluate whether the product is safe and effective for its intended use.
A drug or biologic may be subject to post marketing commitments, which are studies or clinical trials that the product sponsor agrees to conduct, or post marketing requirements, which are studies or clinical trials that are required as a condition of approval. In addition, we are also required to report adverse events and comply with cGMPs (the FDA regulations that govern all aspects of manufacturing quality for pharmaceuticals) and the Drug Supply Chain Security Act (the law that, among other things, sets forth requirements related to product tracing, product identifiers and verification for manufacturers, wholesale distributors, third-party logistics providers, re-packagers and dispensers to facilitate the tracing of product through the pharmaceutical distribution supply chain), as well as advertising and promotion regulations. See the Item 1A. Risk Factors—Development, Regulatory Approval and Marketing of Products and —Post-Authorization/Approval Data sections. We are also responsible for monitoring, reviewing, and the periodic reporting of adverse drug experience, or pharmacovigilance, including information received from any source, such as commercial marketing experience, postmarketing clinical investigations, postmarketing epidemiological or surveillance studies, clinical trials conducted by other parties within and outside the U.S., reports in the scientific literature, and unpublished scientific papers.
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
Biosimilar Regulation. The FDA regulates biosimilars which are follow-on products that reference an innovative biological product. A product is biosimilar if the products are highly similar and there are no clinically meaningful differences between them. A biosimilar is interchangeable if switching the products does not decrease safety or efficacy. In many states, interchangeable biosimilars may be substituted for the reference product at the pharmacy. A biosimilar application may not be filed until four years, and not approved until 12 years, after reference product licensure. No other interchangeable may be approved until one year after approval of the first interchangeable.
Sales and Marketing Regulations. Our marketing and promotional practices are subject to federal and state laws, such as the Anti-Kickback Statute (AKS), Civil Monetary Penalties Law, False Claims Act and state laws governing kickbacks and false claims, intended to prevent fraud and abuse in the healthcare industry. These laws can apply to both our direct-to-consumer marketing practices as well as our marketing to

Pfizer Inc.	2025 Form 10-K	11

clinicians and healthcare facilities. The AKS prohibits, among other things, soliciting, offering, receiving, or paying anything of value to generate business that may be paid for, in whole or in part, by a federal healthcare program. The Civil Monetary Penalties Law covers a variety of conduct, often violations under other laws, and includes penalties for AKS violations as well as causing the submission of false claims. The False Claims Act generally prohibits anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for goods or services, including to government payors, such as Medicare and Medicaid, that are false or fraudulent including false certifications of compliance with applicable law. The federal government and states also regulate sales and marketing activities and financial interactions between manufacturers and healthcare providers and academic medical centers, requiring disclosure to government authorities and the public of such interactions, and the adoption of compliance standards or programs. State attorneys general have also taken action to regulate the marketing of prescription drugs under state consumer protection and false advertising laws.
Pricing, Reimbursement and Access Regulations. Pricing and reimbursement for our products depend in part on government regulation. Any significant efforts at the federal or state levels to reform the healthcare system by changing the way healthcare is provided or funded or to expand controls on drug pricing, implement international reference pricing, including Most-Favored-Nation (MFN) drug pricing, or impact government reimbursement and access to medicines and vaccines on public and private insurance plans or consumer purchasing platforms could have a material impact on us.
In May 2025, the Trump Administration issued an Executive Order titled “Delivering Most-Favored Nation Prescription Drug Pricing to American Patients”, outlining a plan to reduce prescription drug costs in the U.S., which was followed by formal letters to major pharmaceutical companies (including Pfizer) in July 2025 outlining steps they should take to lower prescription drug costs to U.S. patients and taxpayers (collectively, the MFN Initiatives). In September 2025, Pfizer announced an agreement with the Trump Administration in which we voluntarily agreed to implement measures designed to make certain drug prices for U.S. patients more comparable to those in other developed countries. We are also participating in the TrumpRx.gov platform, which allows U.S. patients to purchase certain medicines at significant discounts to current retail prices. The September 2025 agreement also provides a three-year grace period during which time our products will not face Section 232 tariffs, provided the Company further invests in manufacturing in the U.S. Pfizer is now in the process of entering into binding final agreements to implement these arrangements.
In addition, we must offer discounts or rebates on purchases of pharmaceutical products, and often voluntarily agree to supplemental rebates, under various government programs including Medicare, Medicaid, the Veterans Administration and the 340B Program. We also must report specific prices to state and federal government agencies. The calculations necessary to determine the prices reported are complex and the failure to do so accurately may expose us to enforcement measures. See the discussion regarding rebates in the Product Revenue Deductions section within MD&A and Note 1G.
The drug pricing provisions of the IRA have been and continue to be implemented. The IRA includes several provisions intended to lower prescription drug costs for Medicare patients and to reduce drug spending by the federal government. The IRA also made significant changes to the Medicare Part D benefit design (IRA Medicare Part D Redesign), which took effect beginning in 2025 and negatively impacted our 2025 revenues by approximately $1 billion. We do not expect a material, incremental impact from the IRA Medicare Part D Redesign in 2026 versus the baseline set in 2025. Among other things, the IRA enhanced the Medicare Part D benefit by eliminating the coverage gap (“donut hole”) beginning in 2025, added a maximum out-of-pocket cap for Medicare beneficiaries (set at $2,100 for 2026), and created a new program, the Medicare Prescription Payment Plan, that allows patients to pay their cost-sharing over time. These changes also include a new Medicare Part D Manufacturer Discount Program, which changed our discounting obligations for Medicare Part D utilization of our drugs. Specifically, this program requires manufacturers to provide a 10% discount on branded prescriptions in the initial coverage phase and a 20% discount in the catastrophic phase. The IRA also imposes rebates under Medicare Part B and Medicare Part D on drug price increases that outpace inflation, and directs HHS to set the prices of certain high-expenditure, single-source drugs and biologics covered under Medicare, known as the MDPNP. In August 2023, CMS published the first ten medicines subject to the MDPNP, which included Eliquis. In August 2024, the government released the new Medicare price for Eliquis, which, effective January 1, 2026, is required to be offered to all Medicare beneficiaries at the price established by the government (known as the Maximum Fair Price). The Maximum Fair Price also must be offered to covered entities participating in the 340B Program that dispense Eliquis to a Medicare beneficiary when the Maximum Fair Price is lower than the statutorily-mandated price such entities are offered under the 340B Program. In January 2025, CMS announced the selection of another 15 drugs from Medicare Part D for the Maximum Fair Price, with prices to be set and effective on January 1, 2027. Ibrance and Xtandi were included in the list of 15 drugs selected. Another 15 drugs from Medicare Part B or Medicare Part D were selected on January 27, 2026, for the Maximum Fair Price to be set and effective on January 1, 2028. Xeljanz was included in the list of 15 drugs selected. It is possible that more of our products could be selected in future years, which could, among other things, lead to lower revenues. The MDPNP is currently subject to legal challenges and therefore, the outcome of the MDPNP remains uncertain. We continue to evaluate the impact of the IRA on our business, operations and financial condition and results as the full effect of the IRA on our business and the pharmaceutical industry remains uncertain. See the discussion regarding the IRA in the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Operating Environment section within MD&A.
Changes to the MDRP or the 340B Program also could have a material impact on our business. For example, certain changes finalized by CMS in a December 2020 final rule, including which products qualify as “line extension” drugs subject to increased rebate liability, may have a material adverse impact on our business. Additionally, in September 2024, CMS finalized a new rule that, among other items, expands the scope of medications considered to be “covered outpatient drugs” that could be subject to rebates under the MDRP and imposes penalties on covered outpatient drugs that CMS determines to be “misclassified.” Changes to the way we calculate Average Sales Price under the Medicare Part B program, including new rules regarding the treatment of bundled sales and bona fide service fees that were finalized in a November 2025 final rule, also may impact the reimbursement amount available to providers for our Part B products administered to Medicare beneficiaries. These changes could impact our revenues for such products if Part B reimbursement amounts are negatively impacted. Many pharmaceutical manufacturers believe the 340B Program continues to expand beyond the original intent of serving low-income/uninsured patients. However, there has been limited government oversight to control this significant growth. Accordingly, several manufacturers, including Pfizer, have implemented initiatives and policies seeking to improve 340B Program integrity and transparency, such as establishing certain conditions related to use of contract pharmacies, requesting or requiring limited data submissions by covered entities, and pursuing use of rebate models.
Some of these efforts have been the subject of legal challenges and other advocacy efforts by covered entities, states, and/or the HHS Health Resources and Services Administration (HRSA), the agency that administers the 340B Program. In 2022, we implemented a policy to help improve contract pharmacy integrity. In 2021 and 2022, HRSA sent letters to numerous manufacturers (not including Pfizer) that implemented contract pharmacy policies and integrity initiatives; the letters expressed HRSA’s view that those manufacturers’ policies were in violation of the 340B Program statute. Several manufacturers challenged HRSA’s enforcement letters in federal court. We believe that our policy is consistent with the statute and supported by the federal court decisions issued to date.

Pfizer Inc.	2025 Form 10-K	12

In addition, some states have enacted laws seeking to address various aspects of manufacturer policies related to contract pharmacy transactions in their states. Several stakeholders have challenged such laws and litigation is ongoing in several jurisdictions. Certain courts have decided these challenges in favor of manufacturers and other courts have ruled in favor of relevant states. Additionally, other states have considered and could enact similar laws going forward, although any such laws also may be subject to legal challenges.
Additional legal or legislative developments at the federal or state level with respect to the 340B Program may have an adverse impact on our integrity initiative, and we may face enforcement action or penalties, depending upon such developments. The 340B Program continues to be a subject of congressional scrutiny and inquiries, litigation, and other developments, any or all of which could affect the scope of the 340B Program and Pfizer’s obligation to offer the 340B price to 340B Program-covered entities under the 340B Program. See the Item 1A. Risk Factors—Pricing and Reimbursement section.
States seek to control healthcare costs related to Medicaid and other state regulated healthcare programs. A majority of states use preferred drug lists to manage access to pharmaceutical products under Medicaid, including some of our products. States may seek to negotiate supplemental rebate agreements that are larger than the minimum federal requirement for preferred formulary access. Preferred access to our products under the Medicaid managed care programs are often determined by the managed care health plans contracted by the state to administer benefits, which may also require supplemental rebates for preferred formulary access. We expect states will continue to seek cost cutting, which may focus on managed care capitation payments, upper pricing limits, supplemental rebates, and/or formulary management.
Coverage and cost sharing for certain insurance programs including Medicare, Medicaid and Children’s Health Immunization Program (CHIP) can depend on recommendations from advisory committees, including the U.S. Preventive Services Taskforce (USPSTF) and the ACIP. Changes in the recommendations or structure of those committees may affect the use of our medicines and vaccines.
In the U.S., there is considerable public and government scrutiny of pharmaceutical pricing and intellectual property and we expect to see continued focus by federal and state governments on regulating pricing and access to medicine, in addition to actions already taken, which could result in legislative and regulatory changes.
Further efforts by states and the federal government to regulate prices or payment for pharmaceutical products, including proposed actions to facilitate drug importation, implement international reference pricing, including MFN drug pricing, or establish upper pricing limits that cap reimbursement to lower reference prices, require deep discounts, impose financial penalties related to pricing practices, and require manufacturers to report and make public price increases and sometimes a written justification for the increase, could adversely affect our business if implemented.
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
Data Privacy. The number of privacy and data security laws and regulations in the U.S. to which we are subject on the federal and state level continues to increase. We routinely collect and use sensitive personal data relating to health. The legislative, regulatory and litigation landscape for privacy and data protection requirements is rapidly evolving and changing, and may limit our ability to use data globally or across borders. Data protection requirements are not universal and can conflict between jurisdictions. Compliance with those laws and regulations is made more complex by the lack of consistent standards, common definitions, or clear regulatory expectations. We also anticipate continued and new uses of data as we explore the use of AI tools both internally and externally. Enforcement of these data privacy and security laws and regulations is increasing and litigation is becoming more common, and we expect such trends will continue. Any failure or perceived failure by us to comply with applicable privacy and data protection laws and regulations, including cybersecurity breaches or incidents, could subject us to significant fines and penalties, and/or litigation, as well as negatively impact our reputation.
Outside the U.S.
New Drug Approvals. In the EU, the EMA conducts the scientific evaluation, supervision and safety monitoring of our innovative medicinal products that are eligible for the centralized marketing authorization procedure. Through the centralized procedure, pharmaceutical companies may submit to the EMA a single application for a marketing authorization valid in all the EU and the European Economic Area (EEA) countries. The EC grants marketing authorization by issuing a legally binding decision based on the EMA's recommendation. The centralized procedure is mandatory for certain new products (such as biotechnology and orphan medicine), optional for others (including new active substances and products with significant therapeutic, scientific, or technical innovation), and not available for all remaining products. In the U.K., the Medicines and Healthcare products Regulatory Agency (MHRA) is the sole regulatory authority, and companies must obtain an MHRA marketing authorization to market medicines in the U.K. In Japan, the Pharmaceuticals and Medical Device Agency is involved in a wide range of regulatory activities, including clinical studies, approvals, post-marketing reviews and pharmaceutical safety. In China, the National Medical Product Administration is the primary regulatory authority for approving and supervising medicines. Health authorities in many middle- and lower-income countries might require marketing approval or scientific opinions by a recognized regulatory authority (e.g., the FDA or EMA/EC) before they begin reviewing or approving applications. By way of example, the EMA, in cooperation with the WHO, can provide scientific opinions on high priority human medicines, including vaccines, for markets outside the EU.
In the EU, the European Council and the European Parliament reached an agreement in December 2025 on the most significant reform of the EU’s Pharmaceutical Legislation in 20 years (the EU Pharma Package). The reform still requires formal approval by both institutions and will enter into force upon publication in the EU’s Official Journal, expected in 2026. The reform encompasses a broad range of measures, including changes to regulatory exclusivity, incentives to combat microbial resistance, intellectual property exemptions for generic medicines, and marketing authorization procedures. Most provisions are expected to apply from 2028, following a two-year transition period. This landmark reform is expected to significantly influence the way innovative medicines are developed, authorized, monitored, and accessed across the EU. Once implemented, certain provisions of the reform could potentially have an adverse impact on our business.
In the EU, several other recently adopted or proposed legislative initiatives may affect our business, including the EU HTA-R, new rules on

Pfizer Inc.	2025 Form 10-K	13

substances of human origin (SoHO Regulation), the ongoing reform of the rules governing SPCs, the EU Critical Medicines Act, and the EU Biotech Act. In addition, a number of EU regulations that are not primarily focused on medicinal products may nevertheless have a material impact on pharmaceutical companies. These include the EU AI Act, EU Data Act, and the EU Health Data Space Regulation, among others. Moreover, the EU is currently discussing the Digital Omnibus Package, which comprises a series of technical amendments to a wide body of EU digital legislation.
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
Pricing and Reimbursement. Certain governments, including in the different EU member states, the U.K., Japan, China, Canada and Australia provide healthcare at low-to-zero direct cost to consumers at the point of care and have significant power to regulate pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system, particularly under global financing pressures. Governments globally may use a variety of measures to control costs, including, among others, legislative or regulatory pricing reforms, cross country collaboration and procurement, price cuts, mandatory rebates, health technology assessments, forced localization as a condition of market access, international reference pricing (i.e., the practice of a country linking its regulated medicine prices to those of other countries), QCE processes and VBP. In addition, the international patchwork of price regulation, differing economic conditions and incomplete value assessments across countries has led to varying access to quality medicines in many markets and some third-party trade in our products between countries.
In China, pricing pressures have increased in recent years because of an overall focus on healthcare cost containment with the central government emphasizing improved health outcomes and decreased drug prices as key indicators of progress towards its healthcare reform. State owned hospitals and the state insurance program account for the vast majority of all drug purchases, despite recent government efforts to promote use of commercial insurance for some innovative products. For patented innovative products, drug prices have decreased dramatically as a result of adding innovative drugs (including oncology medicines, pediatric medicines, orphan drugs and medicines for chronic diseases) to the National Reimbursement Drug List via access-price negotiation. Certain patented innovative drug products are also listed for enrollment into the Catalogue of Innovative Drugs for Commercial Insurance and subject to a similar price negotiation process with selected commercial insurance stakeholders. A centralized VBP program with a tendering process implemented at both the national level and the provincial level aims to contain healthcare costs by driving utilization of generics that have passed QCE. This has resulted in further lowering the price of medicines, especially off-patent medicines; this trend is expected to continue. China is continuing its use of Health Technology Assessment, a tool used to evaluate clinical effectiveness and economic value to manage public health budgets, and is controlling mark-ups within the country using a two-invoice limited system, aiming to regulate the pricing of pharmaceutical products and certain types of medical devices. Pfizer, along with most off-patent originators, has mostly not been successful in the VBP bidding process. The government has indicated that additional drugs which are past patent-based exclusivity expiry (including biological products) could be subjected to VBP qualification in future rounds. Pfizer did not participate in the eleventh national VBP round in 2025 because it did not include any relevant Pfizer products. While certain details of future QCE expansion have been made available, we are unable to determine the impact on our business of the various pricing measures underway.
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
While the global intellectual property policy environment has generally improved following implementation of WTO-TRIPS and bilateral/multilateral trade agreements, our growth and ability to bring new product innovation to patients depends on maintaining those standards and further progress in intellectual property protection. In certain developed international markets, governments maintain relatively effective intellectual property policies. However, in the EU, the review of the pharmaceutical legislation is reducing or modifying the overall period of regulatory data and market protection. In several emerging market countries and multilateral institutions, governments continue to address the role of intellectual property in the context of, for example, access to medicines.
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
Data Privacy. We are subject to extensive privacy and data protection laws and regulations around the world concerning the collection, use and sharing of personal data. We routinely collect and use sensitive personal data relating to health. The legislative, regulatory and litigation landscape for privacy and data protection requirements is rapidly evolving and changing, and may limit our ability to use data globally or across borders. Data protection requirements are not universal and can conflict between jurisdictions. Compliance with those laws and regulations is made more complex by the lack of consistent standards, common definitions, or clear regulatory expectations. We also anticipate continued and new uses of data as we explore the use of AI tools both internally and externally. Enforcement of these data privacy and security laws and regulations is increasing and litigation is becoming more common, and we expect such trends will continue. Any failure or perceived failure by us to comply with applicable privacy and data protection laws and regulations, including cybersecurity breaches or incidents, could subject us to significant fines and penalties, and/or litigation, as well as negatively impact our reputation.
ENVIRONMENTAL MATTERS
Our operations are affected by national, state and/or local environmental laws. We have made, and intend to continue to make, the expenditures necessary for compliance with applicable laws. We also are cleaning up environmental contamination from past industrial activity at certain sites. We incurred capital and operational expenditures in 2025 for environmental compliance purposes and for the clean-up of certain past industrial

Pfizer Inc.	2025 Form 10-K	14

activity as follows: approximately $125 million in environment-related capital expenditures and approximately $188 million in other environment-related expenses.
While capital expenditures or operating costs for environmental compliance cannot be predicted with certainty, we do not currently anticipate they will have a material effect on our capital expenditures or financial position. See also Note 16A3.
As a science guided organization, we take a proactive approach to our environmental sustainability initiatives. In 2022, we announced a goal to further reduce greenhouse gas (GHG) emissions and achieve the Science Based Target Initiative’s voluntary Net-Zero Standard by 2040. As part of this goal, Pfizer aims to decrease its GHG emissions by 95% and its value chain emissions by 90% from 2019 levels by 2040. To support our goal, we are developing and implementing our emission reduction plans, including strategies to achieve reductions throughout our value chain and setting expectations for our suppliers to establish science-aligned GHG emission reduction goals. Our emission reduction plan-related expenses and capital spending incurred for 2025 were not material to our consolidated financial statements. While we expect to incur incremental capital and operational expenditures to meet our goal, we do not currently anticipate they will have a material effect on our financial position in the near term. Longer term uncertainties such as the likelihood of commercially available technologies make it difficult to predict the financial impact of meeting the goal. We continue to assess and monitor the financial impact of our GHG emission reduction plans.
For a discussion of the risks associated with climate change, see the Item 1A. Risk Factors—Responsible Business Practices section.
OUR PEOPLE
Our purpose is: Breakthroughs that change patients’ lives. These breakthroughs are delivered through the collaboration of our talented workforce. As of December 31, 2025, we employed approximately 75,000 people worldwide. Our ability to successfully deliver on our purpose is dependent on our people. Creating a purpose-driven workplace that attracts, nurtures, and retains top talent is a priority. We strive to build a vibrant and supportive work culture that is designed to empower colleagues to innovate, collaborate, and contribute meaningfully to improving global health. We invest in comprehensive development programs, provide merit-based opportunities for advancement, and encourage work-life integration through flexible work arrangements. We work to create an environment that prioritizes colleagues’ health and wellness. Our people-centric approach touches every aspect of the employee experience — including recruiting, benefits, compensation and development. Our Pfizer values — courage, excellence, equity and joy — remain core to all that we do.
Culture. We cultivate community in our workplace to deliver on our purpose. As we work to bring together people with different perspectives and experiences we strive to foster a collaborative environment. We continue to execute a merit-based talent approach, focusing on identifying candidates with the right qualifications and ensuring they are considered for the opportunities based on their skills, abilities, and performance. We aim to provide everyone with an opportunity to demonstrate their merit. Our leaders set the tone for the company, embracing accountability and transparency, while promoting a vibrant culture in which colleagues are free to speak up and are encouraged to share views and raise concerns without fear of retaliation.
Colleague Engagement. We are committed to helping our colleagues reach their full potential by recognizing their performance and leadership capabilities, while providing meaningful opportunities for growth and development. Open communication and feedback are foundational to performance, colleague engagement, and teamwork. Pfizer managers regularly engage in discussions on colleague performance and leadership behaviors to encourage breakthrough goals and strengthen leadership capabilities. Equally important is our commitment to listening and responding to colleague feedback, fostering a healthy work environment that attracts and retains talent.
We are passionate about creating safe spaces at work, so our colleagues feel able and encouraged to provide feedback and raise concerns and questions. The Office of the Ombuds provides information and guidance to help colleagues address and resolve work-related issues. We also host company-wide safe space calls and provide various other public, private, and anonymous channels for colleagues to speak up without fear of retaliation.
We gather colleague feedback through multiple channels to help ensure a comprehensive understanding of colleague experiences and needs, including an annual engagement survey that helps us track priority areas and equip leaders with actionable insights. Additionally, we conduct focus groups, check-in surveys, and colleague forums at various points in the employee lifecycle. These additional listening mechanisms are designed to capture real-time feedback, adapt to evolving needs, and continuously improve our ways of working.
Colleague recognition drives engagement, a sense of belonging, motivation, and productivity. Our global rewards and recognition program, Bravo, lets colleagues celebrate and acknowledge each other for demonstrating Pfizer values in a way that makes an impact on the company, a colleague, a team or a patient.
Performance and Leadership. Pfizer prioritizes a leadership mindset which complements our Pfizer values and behaviors and is designed to foster a workplace that is more dynamic, innovative, and compassionate, empowering all team members to contribute to our ambitious business goals. Our “Project-Based Ways of Working” allows colleagues to take on leadership roles and decision responsibilities through training, coaching, and a robust support network. Our performance management approach provides our colleagues and their managers with opportunities to set goals, receive feedback and engage in discussions on performance aimed at helping colleagues grow and develop.
Growth and Development. Colleague growth is at the heart of building a future-ready workforce that thrives amid change and drives innovation, while also empowering each colleague to achieve their personal aspirations and success. As we navigate an evolving healthcare landscape, staying agile and competitive is essential to delivering breakthroughs for patients. That is why we prioritize opportunities for learning, skill-building, and growth. Such opportunities are designed to equip colleagues with the skills to tackle new challenges and seize emerging opportunities, including related to AI and technology innovation. Investing in career development not only reaffirms our commitment to colleagues’ potential, but also drives engagement, productivity, and overall job satisfaction.
Health, Safety and Well-Being. At Pfizer, protecting the health, safety, and well-being of colleagues and contingent workers, all of whom are essential to driving our business forward, is an integral part of how we operate. Pfizer's Global Environment, Health & Safety (EHS) Policy and supporting standards outline our approach to assessment, evaluation, elimination, and mitigation of EHS risks across our operations globally. Our leadership is accountable for EHS compliance and risk management. Colleagues and contingent workers receive EHS training relevant to their job roles, including measures to prevent workplace incidents and injuries. In addition, we conduct workplace assessments, inspections, and audits to evaluate and continuously improve our EHS arrangements. We are committed to supporting and encouraging our colleagues’ well-being. We use results from our annual colleague engagement survey and other colleague feedback forums to inform the wellness services we offer.

Pfizer Inc.	2025 Form 10-K	15

Pay Equity. Our commitment to pay equity for all colleagues is based on our values and our intention to continue to build a highly motivated workforce. We are committed to equitable pay practices at Pfizer for colleagues based on role, education, experience, performance, and location and we conduct a global pay equity analysis on an annual basis.

ITEM 1A.	RISK FACTORS
This section describes the material risks to our business, which should be considered carefully in addition to the other information in this report and our other filings with the SEC. Investors should be aware that it is not possible to predict or identify all such factors and that the following is not meant to be a complete discussion of all potential risks or uncertainties. Additionally, our business is subject to general risks applicable to any company, such as economic conditions, geopolitical events, extreme weather and natural disasters. If known or unknown risks or uncertainties materialize, our business operations, financial condition, operating results (including components of our financial results), cash flows, prospects, reputation or credit ratings could be materially adversely affected now and in the future. The following discussion of risk factors contains forward-looking statements, as discussed in the Forward-Looking Information and Factors that May Affect Future Results section.
RISKS RELATED TO OUR BUSINESS, INDUSTRY AND OPERATIONS:
MANAGED CARE TRENDS
Private payors, such as health plans, and other managed care entities, such as PBMs, continue to take action to manage the utilization and costs of drugs in the U.S., the single largest market for biopharmaceutical products. The negotiating power of MCOs, PBMs and other private third-party payors has increased due to consolidation, and they, along with state and federal governments, increasingly employ tools to control costs and encourage utilization of certain drugs, including through the use of deductibles, utilization management tools, cost sharing or formulary placement. They may demand rebates and/or fees from biopharmaceutical manufacturers for preferred formulary placement, or for unrestricted access on a drug formulary. The growing availability and use of higher-cost innovative specialty pharmaceutical medicines that treat rare life-threatening conditions has also increased payor interest in the deployment of cost-containment strategies. We may fail to obtain or maintain timely or adequate pricing or formulary placement of our products, or fail to obtain such formulary placement at pricing that reflects the value of the treatment.
Some payers are directing beneficiaries to third-party patient assistance programs, rather than covering certain treatments. In other instances, insurers disallow manufacturers’ co-pay assistance from counting toward reaching the deductible or out-of-pocket maximum. Both approaches can delay access to treatment or result in treatment abandonment. Further, consumers are facing responsibility for a larger portion of their prescription costs, or administrative hurdles to access, and may favor lower-cost, or generic alternatives, or seek direct-to-consumer medications outside of insurance plans.
Third-party payors also use additional measures such as new-to-market blocks, exclusion lists, carve-outs or indication-based pricing and value-based pricing/contracting to improve their cost containment efforts and cost efficiency. Such payors are also increasingly imposing utilization management tools requiring prior authorization for a branded product or requiring the patient to first fail on one or more other products before permitting access to a particular branded medicine. As the U.S. third-party payor market consolidates further, and as the IRA prices become publicly available, we may face greater pricing pressure from third-party payors, including insurers and PBMs, as they continue to drive more of their patients to use lower cost alternatives or seek even larger rebates to control costs or offset losses from the IRA and other market pressures. For additional information on the IRA see the Item 1. Business––Pricing Pressures and Managed Care Organizations and ––Government Regulation and Price Constraints and Item 1A. Risk Factors––Pricing and Reimbursement sections.
Also, business arrangements in this area are subject to a high degree of government scrutiny, and available exceptions and safe harbors under applicable federal and state fraud and abuse laws are subject to change through legislative and regulatory action, as well as evolving judicial interpretations. Our approach to these arrangements may also be informed by such government and industry guidance.
COMPETITIVE PRODUCTS
Competitive product launches have and may erode future sales of our products, including our existing products and those currently under development, or result in product obsolescence. Such launches continue to occur, and potentially competitive products are in various stages of development. We cannot predict with accuracy the timing or impact of the introduction of competitive products that treat or prevent diseases and conditions like those treated or prevented by our in-line products and product candidates. In addition to the impact of competitive product launches, we are facing an increasing number of potential competitors worldwide, including from China, that have expanded R&D capabilities.
Some of our competitors may have competitive, technical or other advantages over us for the development of technologies and processes or greater experience in particular therapeutic areas, and technological innovation and/or consolidation among certain pharmaceutical and biotechnology companies can enhance such advantages. These advantages may make it difficult for us to compete with them successfully to discover, develop and market new products and for our current products to compete with new products or indications they may bring to market. Our products and product candidates compete, and may compete in the future, against products or product candidates that offer higher rebates or discounts, exclusionary contracting, lower prices, equivalent or superior efficacy and/or coverage, better safety or tolerability profiles, easier administration, earlier market availability or other competitive features, including greater brand recognition or potential preference to prescribe existing competitor treatments over our novel therapies. For example, with the growing competition in the vaccine space, we are subject to increasing discounts to meet competitive dynamics and to help ensure our vaccines are available in retail pharmacies. If we are unable to compete effectively, this could reduce actual or anticipated future sales, which could negatively impact our results of operations.
Several manufacturers, including Pfizer, have signed voluntary agreements with the Trump Administration designed to ensure U.S. patients pay lower prices for their prescription medicines. This may impact the competitive environment, including pricing dynamics for any of our current or potential future products, as well as contracting with payers.
In addition, competition from manufacturers of generic drugs, including from generic versions of competitors’ branded products that lose their market exclusivity, is a major challenge for our branded products. Certain of our products have experienced significant generic competition over the last few years. We anticipate a significant reduction of revenue from patent-based or regulatory exclusivity expiries in 2026 through 2030 as several of our in-line products experience these expirations, with the rate of the reduction of revenues from patent-based or regulatory exclusivity expiries expected to significantly accelerate over the next few years. See the Item 1. Business—Patents and Other Intellectual Property Rights

Pfizer Inc.	2025 Form 10-K	16

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
CONCENTRATION
We recorded revenues of more than $1 billion for each of 12 products that collectively accounted for 65% of Total revenues in 2025. For example, Eliquis accounted for 13% of Total revenues in 2025. See Notes 1 and 17. If these products or any of our other major products were to, or continue to (if applicable), experience loss of patent protection (if applicable), changes in prescription or vaccination purchasing or growth rates, reduced product demand, material product liability litigation, unexpected side effects or safety concerns, regulatory proceedings or investigations, lower governmental and/or regulatory confidence, negative publicity affecting doctor or patient confidence, pressure from competitive products, changes in recommendations and coverage, changes in labeling, pricing and access pressures, including those related to the IRA and MFN, or supply shortages or if a new, more effective product should be introduced, the adverse impact on our revenues could be significant and our revenue forecasts and expectations could prove to be inaccurate and we may fail to meet these expectations. In particular, certain of our products have experienced patent-based expirations or loss of regulatory exclusivity in certain markets in the last few years, and we expect certain products to face new or increased generic competition over the next few years. We anticipate a significant reduction of revenue from patent-based or regulatory exclusivity expiries in 2026 through 2030 as several of our in-line products experience these expirations. In addition, patents covering a number of our best-selling products are, or have been, the subject of pending legal challenges. For additional information on our patents, see the Item 1. Business—Patents and Other Intellectual Property Rights section. Furthermore, our recent business development initiatives have been concentrated in certain therapeutic areas — for example, our acquisitions of Metsera and Seagen represent significant investments in obesity and oncology, respectively, which are extremely competitive therapeutic areas. In addition, revenues from Comirnaty and Paxlovid have decreased substantially over time and could continue to decrease. For Paxlovid, utilization is expected to follow infection trends, and revenues may fluctuate based on the timing, duration and severity of COVID-19 infections. For information on risks associated with Comirnaty and Paxlovid, see the COVID-19 section below.
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
RESEARCH AND DEVELOPMENT
The discovery and development of new products, as well as the development of additional uses for existing products, are necessary for the continued strength of our business. Our product lines must be replenished over time to offset revenue losses when products lose exclusivity or market share or to respond to healthcare and innovation trends, as well as to provide for earnings growth, primarily through internal R&D or through collaborations, acquisitions, JVs, licensing or other arrangements, including co-funding agreements with third-parties. Growth depends in large part on our ability to identify and develop new products or new indications for existing products that address unmet medical needs and receive reimbursement from payors. However, balancing current growth, investment for future growth and the delivery of shareholder return remains a major challenge. The costs of product development continue to be high and are growing, as are regulatory requirements in many therapeutic areas, which may affect the complexity of drug trials, and the number of candidates we are able to fund as well as the sustainability of the R&D portfolio. Decisions made early in the development process of a drug or vaccine candidate can have a substantial impact on the marketing strategy and payor reimbursement possibilities if the candidate receives regulatory approval. We try to plan clinical trials prudently and to reasonably anticipate and address challenges, but there is no assurance that an optimal balance between trial conduct, speed and desired outcome will be achieved. In addition, potential quality issues may be identified in the course of a clinical trial that cannot be remediated to the satisfaction of a regulatory authority that may take actions within the scope of its enforcement authority, including excluding data and placing restrictions on future clinical trials.
Additionally, our product candidates can fail at any stage of the R&D process, and may not receive regulatory approval even after many years of R&D. We may fail to correctly identify compounds or indications for which our science is promising or allocate R&D investment resources efficiently, and failure to invest in the right technology platforms, therapeutic areas, product classes, geographic markets and/or licensing opportunities could adversely impact the productivity of our pipeline. Further, even if we identify areas with the greatest commercial potential, the scientific approach may not succeed despite the significant investment required for R&D, and the product may not be as competitive as expected because of, among other things, the highly dynamic regulatory and market environments, the competitive landscape and the hurdles in terms of access, coverage and reimbursement. In addition, changes in the commercial landscape may impact our decisions around future product development.

Pfizer Inc.	2025 Form 10-K	17

GLOBAL OPERATIONS
We operate on a global scale and could be affected by currency and interest rate fluctuations; global trade tensions; capital and exchange controls; local and global economic conditions including inflation, recession, volatility and/or lack of liquidity in capital markets; expropriation and other restrictive government actions; changes in intellectual property; legal protections and remedies; trade regulations; tariffs; tax laws and regulations; and procedures and actions affecting approval, production, pricing, and marketing of, reimbursement for and access to our products, as well as impacts of political or civil unrest or military action, including, without limitation, the conflicts between Russia and Ukraine and in the Middle East and their economic consequences, geopolitical instability, terrorist activity, unstable governments and legal systems, inter-governmental disputes, public health outbreaks, epidemics, pandemics, natural disasters or disruptions related to climate change.
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
We continue to monitor the global trade environment and potential trade conflicts, sanctions and impediments that could impact our business. If trade restrictions or tariffs reduce global economic activity, potential impacts could include declining sales; increased costs; volatility in foreign exchange rates; a decline in the value of our financial assets and pension plan investments; required increases of our pension funding obligations; increased government cost control efforts; delays or failures in the performance of customers, suppliers and other third parties on whom we may depend for the performance of our business; and the risk that our allowance for doubtful accounts may not be adequate. In addition, issued or future executive orders, or other new or changes in laws, regulations or policy regarding tariffs or other trade or foreign policy, could have a material adverse effect on our business, earnings, cash flow, liquidity and financial guidance. As discussed above, in September 2025, Pfizer entered into a voluntary agreement with the Trump Administration and will receive a three-year grace period during which time Pfizer products will not face Section 232 tariffs, provided we further invest in manufacturing in the U.S. We face risks and uncertainties associated with the agreement and negotiating the binding final agreement, including the possibility of, among other things, unfavorable terms and increased costs related to tariffs and investment requirements and our ability to meet those investment requirements, as well as the possibility of tariffs that could be outside the scope of the agreement. The actual impact of any new tariffs on our business would be subject to a number of factors including, but not limited to, restrictions on trade, the effective date and duration of such tariffs, countries included in the scope of tariffs, changes to amounts of tariffs, and potential retaliatory tariffs or other retaliatory actions imposed by other countries.
We operate in many countries and transact in many different currencies. Changes in the value of those currencies relative to the U.S. dollar, or high inflation or deflation in those countries, can impact our revenues, costs and expenses and our financial guidance. Significant portions of our revenues, costs and expenses, as well as our substantial international net assets, are exposed to exchange rate changes. In 2025, 41% of our total revenues were derived from international operations, including 21% from Europe and 12% from China, Japan and the rest of the Asia Pacific region. Future changes in exchange rates or economic conditions and the impact they may have on our results of operations, financial condition or business are difficult to predict. For additional information about our exposure to foreign currency risk, see the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk section within MD&A.
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
Regulatory agencies periodically inspect our manufacturing facilities, as well as third-party facilities that we rely on, to evaluate compliance with cGMP or other applicable requirements. Failure to comply with these requirements may subject us to possible legal or regulatory actions, such as warning letters, suspension of manufacturing, seizure of product, injunctions, debarment, product recalls, delays or denials of product approvals, import bans or denials of import certifications. In response to requests from various regulatory authorities, manufacturers across the pharmaceutical industry, including Pfizer, are evaluating their product portfolios for the potential presence or formation of nitrosamines and we are actively engaging with regulatory authorities on this topic. If nitrosamines are detected in products, this may lead to submission of comprehensive data packages to regulatory authorities to support discussions on the relevant intake limit for the product and potential impact on patient supply, and, in some instances, may lead to market action for such products. For example, in 2021, Pfizer recalled Chantix due to the presence of a nitrosamine, N-nitroso-varenicline, at or above acceptable intake limits communicated by various regulatory authorities. Following issuance of updated guidance on acceptable intake limits for N-nitroso-varenicline by regulatory authorities, in 2025, Chantix returned to market in the U.S. and in certain international markets.
See the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Operating Environment section within MD&A.

Pfizer Inc.	2025 Form 10-K	18

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
COUNTERFEIT PRODUCTS
Our reputation, in-line and pipeline portfolios render our medicines and vaccines prime targets for counterfeiters. Counterfeits pose a significant risk to patient health and safety because of the conditions under which they are manufactured—often in unregulated, unlicensed, uninspected, and unsanitary sites—as well as the lack of regulation of their contents. Failure to mitigate this threat could adversely impact consumers who use our products, potentially causing them harm. This situation, in turn, may result in the loss of patient confidence in the Pfizer name and in the integrity of our medicines and vaccines, and potentially impact our business through lost sales, product recalls, and possible litigation. The prevalence of counterfeit medicines is an industry-wide issue due to a variety of factors, including the adoption of e-commerce and the proliferation of heavily marketed compounded medicines. As consumers increasingly turn to the internet as a source for many products including medicines, they are at the same time increasingly exposed to fake medicines via the internet as criminals increasingly distribute counterfeit and substandard medicines through “rogue” online pharmacies. The internet exposes patients to greater risk as it is a preferred vehicle for dangerous counterfeit offers and scams that target unsuspecting consumers. Traffic to these generally deceptive pharmacy sites is largely driven by misplaced trust in sophisticated internet retailers and social media offers coupled with the convenience e-commerce affords consumers. Counterfeiters generally target any medicine or vaccine boasting strong demand and we have observed heightened counterfeit and fraud attempts to our internal medicine portfolio, our oncology portfolio, as well as products utilized in the treatment of COVID-19 and competitor products in therapeutic areas where we are conducting R&D.
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
RISKS RELATED TO GOVERNMENT REGULATION AND LEGAL PROCEEDINGS:
PRICING AND REIMBURSEMENT
Our future results could be adversely affected by new or changes in U.S. and international governmental regulations that mandate price controls, use international reference pricing, including MFN, increase required rebates, establish mandatory CMMI pilots (which are models designed to test certain payment and delivery systems to determine whether they result in cost savings), create coverage criteria, or limit patient access to our products. For instance, government cuts to Affordable Care Act (ACA) subsidies and state Medicaid funding could have a material impact on the pricing and demand for our products. In addition to the expansion of price controls in the U.S. in the IRA, or through a CMMI demonstration program affecting Medicare or Medicaid, the adoption of more restrictive coverage policies and price controls in new and existing jurisdictions, or the failure to obtain or maintain coverage and pricing could also adversely impact revenue. We expect pricing pressures and other cost containment measures for drugs and vaccines will continue.
In the U.S., pharmaceutical product pricing is subject to government and public scrutiny and calls for reform, and, as a result, many of our products are subject to increasing pricing pressures. We expect to see continued focus by the U.S. government on regulating pricing and access to medicine. For example, in May and July 2025, the Trump Administration issued the MFN Initiatives and, in September 2025, we announced an agreement with the Trump Administration in which we voluntarily agreed to implement measures designed to make certain drug prices for U.S. patients more comparable to those in other developed countries (the MFN Agreement). We are also participating in the TrumpRx.gov platform, which allows U.S. patients to purchase certain medicines at significant discounts to current retail prices. These discounts may adversely affect revenue generated from participating drugs. Further, we face risks and uncertainties associated with the MFN Agreement, including the possibility of, among other things, unfavorable impacts to pricing and access. The MFN Agreement and broader U.S. policy efforts to implement measures designed to make certain drug prices for U.S. patients more comparable to those in other developed countries is subject to risks and uncertainties and could, among other things, negatively impact our pricing strategies, product demand or access, or competitive positioning across global markets, and may adversely affect revenues in certain markets.
Additionally, the drug pricing provisions of the IRA are being implemented over the next several years. The IRA directs HHS to set the prices of certain high-expenditure, single-source drugs and biologics covered under Medicare. The IRA also imposes rebates under Medicare Part B and Medicare Part D which require manufacturers to pay rebates if price increases outpace inflation relative to a benchmark period, and replaces the Medicare Part D coverage gap discount program with a new discounting program. The drug pricing provisions of the IRA began to be implemented in 2022 and implementation efforts will continue in the coming years. In August 2023, CMS published the first ten medicines subject to the MDPNP, which included Eliquis. In August 2024, the government released the new Medicare price for Eliquis, which became effective January 1, 2026. In January 2025, CMS announced the selection of another 15 drugs from Medicare Part D for the Maximum Fair Price, with prices to be set and effective on January 1, 2027. Ibrance and Xtandi were included in the list of 15 drugs selected. Another 15 drugs from

Pfizer Inc.	2025 Form 10-K	19

Medicare Part B or Medicare Part D were selected on January 27, 2026, for the Maximum Fair Price to be set and effective on January 1, 2028. Xeljanz was included in the list of 15 drugs selected. It is possible that more of our products could be selected in future years, which could, among other things, lead to lower revenues. Health plans may also require rebates in addition to the Maximum Fair Price for preferred placement on a Medicare plan formulary. The MDPNP is currently subject to legal challenges and therefore, the outcome remains uncertain. We continue to evaluate the impact of the IRA on our business, operations and financial condition and results as the full effect of the IRA on our business and the pharmaceutical industry remains uncertain. For additional information, see the Item 1. Business—Government Regulation and Price Constraints section.
Payors may give preference to generic drugs and biosimilars more aggressively to generate savings and attempt to stimulate additional price competition. In addition, we expect that consolidation and integration among pharmacy chains, wholesalers and PBMs will increase pricing pressures in the industry. Some states have implemented, and others are considering, patient access constraints or cost cutting under state regulated programs including the Medicaid program. States have continued to focus on addressing drug costs, generally by increasing price transparency or attempting to limit drug price increases for state-regulated insurance. Measures to regulate prices or payment for pharmaceutical products, including legislation on drug importation, international reference pricing and prescription drug affordability boards (PDABs) that seek to impose reimbursement limits for certain drugs, could adversely affect our business. For additional information on U.S. pricing and reimbursement, see the Item 1. Business—Government Regulation and Price Constraints section.
We encounter similar regulatory and legislative issues in most other countries in which we operate. In certain markets, such as in EU member states, the U.K., Japan, China, Canada and Australia, governments have significant power as large single payors to regulate prices, access criteria, or impose other means of cost control, particularly as a result of global financing pressures. For example, the QCE and VBP tender process in China has resulted in significant price cuts for off-patent medicines. Additionally, in the EU, the European Parliament and the European Council reached an agreement in December 2025 on the EU Pharma Package – the largest reform of the EU’s Pharmaceutical Legislation in 20 years. The reform still requires formal approval by both institutions and will enter into force upon publication in the EU’s Official Journal, expected in 2026. Most provisions are expected to apply from 2028, following a two-year transition period. This landmark reform is expected to significantly influence the way innovative medicines are developed, authorized, monitored, and accessed across the EU.
In addition, the European Regulation on Health Technology Assessment (EU HTA-R) took effect in January 2025, introducing a single EU-level submission file for joint clinical assessments for oncology medicines and advanced therapy medicinal products. The EU HTA-R will be extended to orphan medicines in January 2028 and, as of 2030, will cover all medicinal products authorized in the EU through the centralized marketing authorization procedure. For additional information regarding these government initiatives, see the Item 1. Business—Government Regulation and Price Constraints section. We anticipate that these and similar initiatives will continue to increase pricing and access pressures globally. In addition, in many countries, with respect to our vaccines, we participate in a tender process for selection in national immunization programs. Failure to win national immunization tenders or to obtain acceptable pricing, as well as recent entry of additional competitors, could adversely affect our business.
U.S. HEALTHCARE REGULATION
The U.S. healthcare industry is highly regulated and subject to frequent and substantial changes. Major U.S. healthcare reform occurred with the passage of the OBBBA on July 4, 2025, a budget reconciliation bill that includes significant funding cuts to Medicaid, the Health Insurance Marketplaces, and the Medicare Physician Fee Schedule. The Congressional Budget Office (CBO) estimates the OBBBA will reduce federal healthcare spending and lead to a 10 million increase in the U.S. uninsured population, all of which could lead to increased pricing controls and lower demand for our products. Any additional efforts at the U.S. federal or state levels to reform the healthcare system by changing the way healthcare is provided or funded could have a material impact on us. For additional information on U.S. healthcare regulation, see the Item 1. Business––Government Regulation and Price Constraints section. Other U.S. federal or state legislative or regulatory action and/or policy efforts could adversely affect our business, including, among others, general budget control actions, changes in patent laws, the importation of prescription drugs to the U.S. at prices that are regulated by foreign governments, revisions to reimbursement of biopharmaceuticals under government programs that could reference international prices or require new discounts, including through a CMMI demonstration, the FDA's recently adopted policy of disclosing Complete Response Letters for unapproved drug candidates and the attendant risk of disclosure of trade secrets or confidential commercial information, limitations on interactions with healthcare professionals and other industry stakeholders, restrictions on pharmaceutical advertising, or the use of comparative effectiveness methodologies that could be implemented in a manner that focuses primarily on cost differences and minimizes the therapeutic differences among pharmaceutical products and restricts access to innovative medicines. In addition, we may face increased risks to, among other things, our business, revenue, earnings, reputation or financial guidance, as a result of recent or potential changes to vaccine or other healthcare policy in the U.S. Further, the evolving vaccine landscape is becoming more challenging and increases risks to Pfizer. Among other things, risks include changing regulatory requirements, including for potential development or approval of our vaccine candidates, government investigations, changes in legislation, policy, liability landscape or other administrative actions, changes, delays or failure to receive recommendations, reimbursement, regulatory approvals and coverage for our vaccines, restrictions on pharmaceutical advertising and changes to government agencies and advisory boards. For example, in January 2026, the CDC unilaterally reduced the number of immunizations routinely recommended for all children in the U.S.
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
We expect additional drug cost containment efforts at both the federal and state levels, as evidenced by the MFN Initiatives and the December 2025 issue by HHS of proposed rules for mandatory CMMI pilots which could require additional price concessions. Further, commercial payors often follow Medicare coverage policy and payment limitations when setting their own payment rates. Any reduction in cost or other containment measures may similarly be adopted by commercial plans. Coverage policies and reimbursement rates for commercial plans may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products, less favorable coverage policies and reimbursement rates may be implemented in the future.
DEVELOPMENT, REGULATORY APPROVAL AND MARKETING OF PRODUCTS
The discovery and development of drugs, vaccines and biological products are time consuming, costly and unpredictable. The outcome is inherently uncertain and involves a high degree of risk due to the following factors, among others:

Pfizer Inc.	2025 Form 10-K	20

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
•Regulatory decisions or feedback could impact the future development of our product candidates, including our vaccine candidates such as our next generation pneumococcal conjugate vaccine candidate.
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
•We may experience increasing inconsistencies and unexpected changes in the evaluations and determinations made by the FDA during the process of applying for marketing approvals of our products due to reductions in workforce, personnel movements, and policy changes.
Regulatory approvals of our products depend on a myriad of factors, including regulatory determinations as to the product’s safety and efficacy. In the context of public health emergencies like the COVID-19 pandemic, regulators evaluate various factors and criteria to potentially allow for marketing authorization on an emergency or conditional basis. Additionally, clinical trial and other product data are subject to differing interpretations and assessments by regulatory authorities. As a result of regulatory interpretations and assessments or other developments that may occur during the review process, or even after a product is authorized or approved for marketing, a product’s commercial potential could be adversely affected by potential emerging concerns or regulatory decisions regarding or impacting the scope of indicated patient populations, labeling or marketing, manufacturing processes, safety issues and/or other matters, including decisions relating to developments regarding potential product impurities. Also, certain of our products have received and may in the future receive approvals under accelerated approval pathways, or other determinations of regulatory flexibility by the FDA, where continued approval may be contingent upon confirmatory studies demonstrating the anticipated clinical benefit and/or safety profile.
We may not be able to receive or maintain favorable recommendations by technical or advisory committees, such as the ACIP or an FDA Advisory Committee, which may impact the availability or commercial potential, or insurance coverage of our products and product candidates. In addition, administrative decisions relating to our products or product candidates may not follow the expected process. For example, as discussed above, in January 2026 the CDC unilaterally reduced the number of immunizations routinely recommended for all children in the U.S. Further, claims and concerns that may arise regarding the safety and/or efficacy of in-line products and product candidates can negatively impact current or future product sales, as applicable, and potentially lead to regulator-directed risk evaluations and assessments, asset impairments, and/or consumer fraud, product liability and other litigation and claims, as well as product recalls or withdrawals, including our voluntary withdrawal of all lots of Oxbryta in all markets where it is approved, and any regulatory or other impact on Oxbryta or other sickle cell disease assets. Regulatory requirements may also result in a more challenging, expensive and lengthy regulatory approval process than anticipated due to requests for, among other things, additional or more extensive clinical trials prior to granting approval, or increased post-approval requirements. For these and other reasons discussed in this Risk Factors section, we may not obtain the approvals we expect within the timeframe we anticipate, or at all.
POST-AUTHORIZATION/APPROVAL DATA
As a condition to granting marketing authorization or approval of a product, the FDA may require, or the sponsor may voluntarily agree to undertake, post-marketing commitments such as additional clinical trials or other studies. The results generated in these trials have in the past impacted certain of our products and could impact our products in the future, such as by resulting in the loss of marketing approval, changes in labeling, and/or new or increased concerns about safety and/or efficacy, including newly discovered adverse events. Regulatory agencies in countries outside the U.S. often have similar regulations and may impose comparable requirements, although there are differences between the U.S., the EU and other international regulatory requirements, which may contribute to inconsistency or uncertainty in the marketability of our products across different jurisdictions. Post-marketing studies and clinical trials, whether conducted by us or by others, whether mandated by regulatory agencies or conducted voluntarily, and other emerging data about products, such as adverse event reports, may also adversely affect the availability or commercial potential of our products. Further, if safety or efficacy concerns are raised about a product in the same class as one of our products, those concerns could implicate the entire class; and this, in turn, could have an adverse impact on the availability or commercial viability of our product(s) or product candidates as well as other products in the class. The potential regulatory, commercial or other implications of post-marketing study results typically cannot immediately be determined. In September 2024, we made the decision to voluntarily withdraw Oxbryta in all markets where it was approved based on the totality of clinical data that indicated at that time the overall benefit of Oxbryta no longer outweighed the risk in the approved sickle cell patient population. Following a comprehensive process, in October 2025, the EMA adopted a negative opinion on benefit-risk for Oxbryta for the treatment of hemolytic anemia due to SCD, recommending that the marketing authorization for the product remain suspended. In the U.S., Pfizer’s engagement with the FDA is ongoing. For more information, see the Product Developments section within MD&A.
LEGAL MATTERS
We are and may be involved in various legal proceedings, including patent litigation, product liability and other product-related litigation, including personal injury, consumer fraud, off-label promotion, securities, antitrust and breach of contract claims, commercial and other asserted and unasserted matters, environmental legal proceedings, government and tax investigations, employment litigation, tax litigation and other legal proceedings that arise from time to time in the ordinary course of our business. Litigation is inherently unpredictable, and excessive verdicts do occur. Although we believe that our claims and defenses in matters in which we are a defendant are substantial, we have in the past and could in the future incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations.
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

Pfizer Inc.	2025 Form 10-K	21

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
We and certain of our subsidiaries are also subject to numerous contingencies arising in the ordinary course of business relating to legal claims and proceedings, including environmental contingencies. Amounts recorded for legal and environmental contingencies can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. While we have accrued for worldwide legal liabilities which we have assessed as probable and reasonably estimable, no guarantee exists that additional costs will not be incurred or additional payments will not be required beyond the amounts accrued.
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

Pfizer Inc.	2025 Form 10-K	22

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
Third parties may claim that our products infringe one or more patents owned or controlled by them. Claims of intellectual property infringement can be costly and time-consuming to resolve, may delay or prevent product launches, and may result in significant royalty payments or damages or potential licensing agreements. For example, our R&D in a therapeutic area may not be first and another company or entity may have obtained relevant patents before us. We are involved in patent-related disputes with third parties over our attempts to market pharmaceutical products. Once we have final regulatory approval of the related products, we may decide to commercially market these products even though associated legal proceedings (including any appeals) have not been resolved (i.e., “at-risk” launch). If one of our marketed products (or a product of our collaboration/licensing partners to which we have licenses or co-promotion rights) is found to infringe valid patent rights of a third party, such third party may be awarded significant damages or royalty payments, or we may be prevented from further sales of that product. Such damages may be enhanced as much as three-fold if we or one of our subsidiaries is found to have willfully infringed valid patent rights of a third party. Potential expansion of our mRNA portfolio could result in an increase in patent-related disputes as well. For additional information, including information regarding certain legal proceedings in which we are involved, see Note 16A1.
INFORMATION TECHNOLOGY AND CYBERSECURITY
Significant disruptions of IT systems or breaches of information security could adversely affect our business. We extensively rely upon sophisticated IT systems (including cloud services) to operate our business. We produce, collect, process, store and transmit large amounts of confidential information (including personal information and intellectual property), and we deploy and operate an array of technical and procedural controls to maintain the confidentiality, integrity and availability of such confidential information. We develop and operate digital systems to engage patients, healthcare providers, governments, payors and supply chain partners to conduct business and deliver medicines, digital diagnostics, clinical trials and digital therapies. Such systems include mobile applications, wearable devices, internet websites and other digital technologies that may be targets of attack. We have outsourced significant elements of our operations, including significant elements of our IT infrastructure and, as a result, we manage relationships with many third-party providers who may or could have access to our confidential information. We rely on technology developed, supplied and/or maintained by third-parties that may make us vulnerable to “supply chain” style cyber-attacks. Further, technology and security vulnerabilities of acquisitions, business partners or third-party providers may not be identified during due diligence or soon enough to mitigate potential risks. The size and complexity of our IT and information security systems, and those of our third-party providers (and the large amounts of confidential information present on them), make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by, but not limited to, our employees, contingent workers, service providers, business partners, customers or malicious attackers. As a global pharmaceutical company, our systems and assets are the target of frequent cyber-attacks. Such cyber-attacks are of ever-increasing levels of sophistication, including the use of adversarial AI techniques (for example, AI may be used to automate phishing attacks and other forms of social engineering, and accelerate vulnerability exploitation), and are made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage, extortion, property destruction and personal information theft) and expertise, including, but not limited to, organized criminal groups, “hacktivists,” nation states, employees, business partners and others. Due to the sophistication of some of these attacks, there is a risk that they may remain undetected for a period of time. While we have invested in the protection of data and IT and develop and maintain systems and controls, our efforts, like those of other similar companies, have not always prevented and may not in the future prevent service interruptions, extortion, theft of confidential, personal or proprietary information, compromise of data integrity or unauthorized information disclosure. Any technology service interruption or breach of our systems could adversely affect our business operations and/or result in potential legal liability, the loss of personal data, confidential information or intellectual property. Such incidents could require disclosure to government authorities and/or regulators and could require notification to affected individuals and any incident could result in financial, legal, business and reputational harm to us. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.
AI, including machine learning and generative AI, is increasingly being used in the biopharmaceutical and global healthcare industries. We have begun deploying AI in various parts of our internal and external operations, including in R&D, and continue to explore further use cases for AI, and our investments in AI may not yield anticipated benefits. As with many developing technologies, AI presents risks and challenges. For example, existing regulatory frameworks governing the use, development, and deployment of AI, including regulatory guidance on the use of AI in medical products, remain uncertain and subject to significant change. New regulatory requirements could impose significant compliance costs, limit our ability to deploy AI, require changes to our practices (including documentation, risk management, testing, or transparency measures), or increase litigation and enforcement risk. In addition, AI may be used by payors to limit access to care or to deny prior authorization requests, which could impact Pfizer’s business results. Further, AI technology itself can give rise to risks. Generative AI output is probabilistic in nature and may not be reproducible or generate consistent results over time. AI can generate outputs that are false, misleading, incomplete, or inconsistent, and may be difficult to monitor, explain, or reproduce. AI performance may also degrade over time due to changes in inputs, data drift, updates by vendors, or adversarial manipulation. AI design or training may be flawed, including as a result of external vendors or others training AI models on content without the necessary intellectual property rights or other legal rights or permissions or using data sets that may not be appropriate for the intended use, of poor quality, contain biased information, or that become corrupted during a cyber-attack; and flawed or inappropriate data practices by data scientists, engineers, and end-users could impair results. If the output that AI produces or assists in producing is deficient or inaccurate, we could be subjected to competitive harm, regulatory scrutiny, potential legal liability and brand or reputational harm. The use of AI

Pfizer Inc.	2025 Form 10-K	23

may also lead to the unauthorized release of confidential or proprietary information which may impact our ability to realize the benefits of our data, including intellectual property. Further, reliance on third-party AI tools or services that incorporate AI may expose our organization to compliance gaps that are outside of our control. In addition, we could face risks related to our reliance on a small number of AI models or service providers.
GENERAL RISKS
BUSINESS DEVELOPMENT ACTIVITIES AND STRATEGIC GOALS
We have established financial and strategic goals, which we plan to achieve, in part, by not only advancing our own product pipelines and maximizing the value of our existing products, but also through various forms of business development activities, which can include alliances, licenses, JVs, collaborations, equity- or debt-based investments, dispositions, divestments, mergers and acquisitions, including our recent acquisition of Metsera. We view our business development activity as an enabler of our strategies and seek to generate growth by pursuing opportunities and transactions that have the potential to strengthen our business and our capabilities. The success of our business development activities is dependent on the availability and accurate evaluation of appropriate opportunities, competition from others seeking similar opportunities and our ability to successfully identify, structure and execute transactions, including the ability to satisfy closing conditions in the anticipated timeframes or at all, and our ability to successfully integrate acquired businesses and develop and commercialize acquired products. Pursuing, executing and consummating these transactions may require substantial investment, which may require us to obtain additional equity or debt financing, which has in the past and could in the future result in increased leverage and/or a downgrade of our credit ratings and could limit our ability to obtain future financing. We incurred substantial indebtedness to fund certain of our acquisitions. For example, we financed a portion of the acquisitions of Seagen and Metsera with the proceeds from the issuance of long-term debt, plus additional short-term indebtedness issued prior to such acquisitions. Such short-term indebtedness was subsequently repaid. The amount of debt that we have incurred could have significant consequences including, among other things, reducing our operating or financial flexibility, requiring a portion of our cash flow from operations to make interest payments and reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our business. To the extent we incur additional indebtedness or interest rates increase, these risks could increase further.
The success of our business development transactions depends on our ability to realize the anticipated benefits of these transactions and is subject to numerous risks and uncertainties, many of which are outside of our control. Unsuccessful clinical trials, regulatory hurdles, new information, changes in competitive dynamics and commercialization challenges, among other factors, may adversely impact revenue and income contribution from business development transactions, including from acquired products and businesses, and may lead to impairment of acquired assets. We may fail to generate expected revenue growth for our existing products, product pipeline and contribution from these transactions or from acquired products or businesses or we may fail to achieve anticipated cost savings, within expected time frames or at all, which may impact our ability to meet our growth objectives. In certain transactions, we may agree to provide certain transition services for an extended period of time, which may divert our focus and resources that would otherwise be invested into maintaining or growing our business. Similarly, the accretive impact anticipated from certain transactions may not be realized or may be delayed. Integration of acquired products or businesses may result in the loss of key employees, the disruption of ongoing business, including third-party relationships, or inconsistencies in standards, controls, procedures and policies. Further, while we seek to mitigate risks and liabilities through, among other things, due diligence, we may be exposed to risks and liabilities as a result of business development transactions. There is no assurance that we will be able to acquire attractive businesses or enter into strategic business relationships on favorable terms ahead of our competitors, or that such acquisitions or strategic business development relationships will be accretive to earnings or improve our competitive position.
Where we invest in or otherwise obtain debt or equity securities of third parties in connection with business development transactions, we may be unable to direct or influence the management, operational decisions and policies of such companies and the value of the acquired securities will fluctuate and may lose value. Any future distribution or sale of such securities will be subject to prevailing market conditions and other factors, including the size of our ownership stake, at the time of such distribution or sale and there is no assurance as to the price that such securities will ultimately be sold or that such securities will be sold at all.
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
COVID-19
We face risks and uncertainties related to our COVID-19 products, including Comirnaty and Paxlovid or any potential future COVID-19 vaccines, treatments or combinations, including, among others, the risk that as the market for COVID-19 products remains endemic and seasonal and/or COVID-19 infection rates do not follow prior patterns, demand for our COVID-19 products has and may continue to be reduced or not meet expectations, which has and may continue to lead to reduced revenues, excess inventory or other unanticipated charges; risks related to our ability to develop, receive regulatory approval for, and commercialize variant adapted vaccines, combinations and/or treatments; uncertainties related to recommendations and coverage for, and the public’s adherence to, vaccines, boosters, treatments or combinations, including uncertainties related to the potential impact of narrowing recommended patient populations; risks related to our ability to accurately predict revenue for Comirnaty and Paxlovid or any potential future COVID-19 vaccines or treatments; whether and when EUA or biologics license or drug applications or amendments to any such applications may be filed in particular jurisdictions for Paxlovid or Comirnaty or any other potential vaccine or vaccine candidates or product candidates, including those related to potential future annual boosters, re-vaccinations, or vaccines in additional populations, and if obtained, whether or when such EUA or licenses, or existing EUAs, will expire, terminate or be revoked; whether and when additional supply or purchase agreements will be reached or existing agreements will be modified; potential third-party royalties or other claims related to Comirnaty or Paxlovid; and the other risks and uncertainties discussed throughout this Item 1A. Risk Factors.

Pfizer Inc.	2025 Form 10-K	24

RESPONSIBLE BUSINESS PRACTICES
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
In June 2022, Pfizer established our fourth consecutive GHG reduction goal with new near- and long-term targets to achieve the Science Based Target Initiative’s voluntary Net-Zero Standard by 2040. While we are working to implement emission reduction plans to achieve our voluntary climate goals, various factors, including the long time horizons and commercial availability of new technologies to enable emission reductions, in the time and scale needed, may present inherent risk in our ability to meet these goals. Additionally, success may depend on the actions of governments and third parties and may require, among other things, significant capital investment; R&D; and government policies and incentives to foster innovation and reduce costs of technologies that may not currently exist or be available at scale.
Certain governmental authorities, non-governmental organizations, customers, investors, employees, and other stakeholders have differing views on matters perceived to be related to responsible business practices, such as equitable access to medicines and vaccines, product quality and safety, human capital, diversity, equity and inclusion, environmental stewardship, support for local communities, value chain environmental and human rights due diligence, and corporate governance and transparency. In addition, certain governments and the public expect companies like us to report on our business practices with respect to human rights, responsible sourcing and environmental impact, as well as the actions of our third-party contractors and suppliers around the world. This focus may lead to new expectations or requirements that could result in increased costs associated with research, development, manufacture, or distribution of our products. Our ability to compete could also be affected by changing customer preferences and requirements, such as demand for companies to establish Net Zero targets or offer more sustainable products. While we are committed to responsible business practices, if we do not meet, or are perceived not to meet, our goals or other stakeholder expectations in these key areas, we risk negative stakeholder reaction, as well as damage to our brand and reputation, reduced demand for our products or other negative impacts on our business and operations.
MARKET FLUCTUATIONS IN OUR EQUITY AND OTHER INVESTMENTS
Changes in the fair value of certain equity investments that are recognized in net income may result in increased volatility of our income. See Note 4 and the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk section within MD&A.
Our pension and postretirement plans are subject to volatility from changes in the fair value of equity investments and other investment risk in the assets funding these plans, as well as changes in the appropriate discount rates used to measure the plans’ obligations. See the Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions—Benefit Plans section within MD&A and Note 11.
COST AND EXPENSE CONTROL AND UNUSUAL EVENTS
Growth in costs and expenses, changes in product and geographic mix and the impact of acquisitions, divestitures, restructurings, internal reorganizations, product withdrawals, recalls and other unusual events that could result from evolving business strategies, evaluation of asset realization and organizational restructuring could adversely affect future results. Such risks and uncertainties include, in particular, our ability to realize the projected benefits of our cost-reduction and productivity initiatives, including our enterprise-wide cost realignment program and manufacturing optimization program, other corporate strategic initiatives and any acquisitions, divestitures or other initiatives, as well as potential disruption of ongoing business, such as potential impacts on our ability to deliver on our pipeline as planned. Additionally, as a result of these initiatives, we may experience a loss of continuity, loss of accumulated knowledge or intellectual property and/or inefficiency, adverse effects on employee morale, loss of key employees and/or other retention issues during transitional periods. Reorganizations and restructurings can require a significant amount of time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of restructuring or other initiatives, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
INTANGIBLE ASSETS, GOODWILL AND EQUITY-METHOD INVESTMENTS
Our consolidated balance sheet contains significant amounts of intangible assets, including IPR&D and goodwill. For IPR&D assets, the risk of failure is significant, and there can be no certainty that these assets ultimately will yield successful products. Our ability to realize value on these significant investments is often contingent upon, among other things, regulatory approvals and market acceptance. As such, IPR&D assets have and may become impaired and/or be written off in the future if the associated R&D effort is abandoned or is curtailed. For goodwill, all reporting units can confront events and circumstances that can lead to a goodwill impairment charge such as, among other things, unanticipated competition, an adverse action or assessment by a regulator, a significant adverse change in legal matters or in the business climate and/or a failure to replace the contributions of products that lose market exclusivity. Our other intangible assets, including developed technology rights, brands and licensing agreements, face similar risks for impairment. Our equity-method investments may also be subject to impairment charges that may result from the occurrence of unexpected adverse events or management decisions that impact our estimates of expected cash flows to be generated from these investments. We may recognize impairment charges as a result of a weak economic environment, challenging market conditions, decisions by management, or events related to particular customers or asset types, such as the development of competing assets by us or others, regulatory actions or product recalls or withdrawals. Any such impairment charge of our intangible assets, goodwill and equity-method investments may be significant. See Note 4 for a discussion of recent impairments of intangible assets. For additional details, see the Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions—Asset Impairments section within MD&A.
CHANGES IN LAWS AND ACCOUNTING STANDARDS
Our future results could be adversely affected by changes in laws, regulations or policies, or their interpretation, including, among others, new or changes in accounting standards, tariffs, tax laws and regulations internationally and in the U.S., including, without limitation, the IRA, and the OBBBA, which is still subject to further guidance; the adoption of global minimum taxation requirements outside the U.S. generally effective in most jurisdictions since January 1, 2024; government cost-cutting measures and related impacts on, among other matters, government staffing, resources and ability to timely review and process regulatory or other submissions; restrictions related to certain data transfers, including data security, data localization and cross border data transfer regulations, and transactions involving certain countries; and potential changes to

Pfizer Inc.	2025 Form 10-K	25

existing tax laws, tariffs, competition laws, privacy laws and environmental laws or changes to other laws, regulations or policies in the U.S., including by the U.S. Presidential administration and Congress, as well as in other countries. For example, issued or future executive orders or other new or changes in laws, regulations or policy regarding tariffs or other trade or foreign policy, could have a material adverse effect on our business, earnings, cash flow, liquidity and financial guidance. The actual impact of any new tariffs on our business would be subject to a number of factors including, but not limited to, restrictions on trade, the effective date and duration of such tariffs, countries included in the scope of tariffs, changes to amounts of tariffs, and potential retaliatory tariffs or other retaliatory actions imposed by other countries. In the EU, several recently adopted or proposed legislative initiatives may affect our business, including the EU Pharma Package, the EU HTA -R, the EU Critical Medicines Act, and the EU Biotech Act, as well as legislation such as the EU AI Act, EU Data Act, and the EU Health Data Space Regulation, among others. See the Item 1. Business—Government Regulation and Price Constraints section for additional information regarding privacy and other laws. For additional information on changes in tax laws or rates or accounting standards, see the Provision/(Benefit) for Taxes on Income and New Accounting Standards sections within MD&A and Note 1B.

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

Pfizer Inc.	2025 Form 10-K	26

For the fiscal year ended December 31, 2025, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. For further discussion of the risks associated with cybersecurity incidents, see the Item 1A. Risk Factors—Information Technology and Cybersecurity section in this
Form 10-K.

ITEM 2.	PROPERTIES
Our global headquarters are located in New York City. We own and lease space globally for sales and marketing, customer service, regulatory compliance, R&D, manufacturing and distribution and corporate enabling functions. In many locations, our business and operations are co-located to achieve synergy and operational efficiencies. We continue to advance our global workplace strategy to provide workplaces that enable collaboration and foster innovation. As of December 31, 2025, we had 245 owned and leased properties worldwide, amounting to approximately 36 million square feet.
As of December 31, 2025, Pfizer Global Supply (PGS) had responsibility for 36 manufacturing plants around the world, which manufacture products for our commercial divisions, including in Belgium, Germany, India, Ireland, Italy, Japan, Singapore and the U.S. The leadership team for PGS is primarily located in New York City. PGS also operates multiple distribution facilities around the world. PGS continuously evaluates its network and capacity to meet Pfizer's ever-changing needs and help inform future decisions.
In the U.S., our R&D facilities contain an aggregate of approximately 7 million square feet, with the majority of that area owned by Pfizer. Outside of the U.S., we lease R&D labs in the U.K., India and Belgium.
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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of the Company are set forth in this table. Each holds the office or offices indicated until his or her successor is chosen and qualified at the regular meeting of the BOD to be held on the date of the 2026 Annual Meeting of Shareholders, or until his or her earlier death, resignation or removal. Each of the executive officers is a member of the Pfizer Executive Leadership Team.

Name	Age	Position

Albert Bourla, DVM, Ph.D.	64
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

Chris Boshoff, MD, FRCP, FMedSci, Ph.D.	62
Chief Scientific Officer and President, Research & Development, since January 2025; Chief Oncology Officer, Executive Vice President from December 2023 until December 2024; Chief Oncology Research and Development Officer and Executive Vice President from July 2023 until December 2023; Senior Vice President, Oncology, from 2017 until 2023.

David M. Denton	60
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

Alexandre de Germay	58
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

Lidia Fonseca	57
Chief Digital and Technology Officer, Executive Vice President since January 2019. Chief Information Officer and Senior Vice President of Quest Diagnostics Incorporated from 2014 to 2018. Senior Vice President of Laboratory Corporation of America Holdings from 2008 until March 2013. Director of Medtronic plc.

Douglas M. Lankler	60
Chief Legal Officer, Executive Vice President since January 2025. General Counsel, Executive Vice President from December 2013 until December 2024. Corporate Secretary from January 2014 until February 2014. Executive Vice President, Chief Compliance and Risk Officer from February 2011 until December 2013.

Aamir Malik	50
Chief U.S. Commercial Officer, Executive Vice President since December 2023. Chief Business Innovation Officer, Executive Vice President from August 2021 until December 2023. Various U.S. geographic leadership roles with McKinsey & Company from 2019 to 2021; previously co-led McKinsey & Company’s Global Pharmaceuticals & Medical Products practice from 2015 to 2018.

Pfizer Inc.	2025 Form 10-K	27

Name	Age	Position

Michael McDermott	60
Chief Global Supply and Quality Officer, Executive Vice President since January 2025. Chief Global Supply Officer, Executive Vice President from 2022 until December 2024. President of Pfizer Global Supply from 2018 until 2021. Vice President of Pfizer Global Supply from 2014 until 2018. Vice President of the Biotechnology Unit from 2012 until 2014.

Payal Sahni	51
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

Pfizer Inc.	2025 Form 10-K	28

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The principal market for our common stock is the NYSE. Our common stock currently trades on the NYSE under the symbol “PFE”. As of February 19, 2026, there were 106,369 holders of record of our common stock.

The following summarizes purchases of our common stock during the fourth quarter of 2025:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Value of Shares that May Yet Be Purchased Under the Plan(b)
September 29 through October 26, 2025	24,113	$25.52	—	$3,292,882,444
October 27 through November 30, 2025	30,706	$24.71	—	$3,292,882,444
December 1 through December 31, 2025	77,912	$25.42	—	$3,292,882,444
Total	132,731	$25.27	—
(a)Represents (i) 129,716 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive programs and (ii) the open market purchase by the trustee of 3,015 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who deferred receipt of performance share awards.
(b)See Note 12.
PEER GROUP PERFORMANCE GRAPH
The following graph assumes a $100 investment on December 31, 2020, and reinvestment of all dividends, in each of the Company’s Common Stock, a composite peer group of the major U.S. and European-based pharmaceutical companies, which are: AbbVie Inc., Amgen Inc., AstraZeneca PLC, Bristol-Myers Squibb Company, Eli Lilly and Company, GSK plc, Johnson & Johnson, Merck & Co., Inc., Novartis AG, Novo Nordisk, Roche Holding AG and Sanofi, the S&P 500 Index and the NYSE Arca Pharmaceutical Index (DRG index).
Five Year Performance

	2020	2021	2022	2023	2024	2025
PFIZER	$100.0	$166.7	$149.4	$87.8	$85.8	$86.4
PEER GROUP	$100.0	$119.3	$141.3	$162.1	$169.8	$211.0
S&P 500	$100.0	$128.7	$105.4	$133.0	$166.3	$196.0
DRG Index	$100.0	$123.4	$133.0	$143.3	$150.8	$186.7

ITEM 6.	[RESERVED]

Pfizer Inc.	2025 Form 10-K	29

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The following MD&A is intended to assist the reader in understanding our financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources, and is provided as a supplement to and should be read in conjunction with the consolidated financial statements and related notes in Item 8. Financial Statements and Supplementary Data in this Form 10-K. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found within MD&A in our 2024 Form 10-K.
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
OVERVIEW OF OUR PERFORMANCE, OPERATING ENVIRONMENT, STRATEGY AND OUTLOOK
Financial Highlights––The following is a summary of certain financial performance metrics (in billions, except per share data):

2025 Total Revenues––$62.6 billion	2025 Net Cash Flow from Operations––$11.7 billion
A decrease of 2% compared to 2024	A decrease of 8% compared to 2024

2025 Reported Diluted EPS––$1.36	2025 Adjusted Diluted EPS (Non-GAAP)––$3.22**
A decrease of 3% compared to 2024	An increase of 4% compared to 2024
** For additional information regarding Adjusted diluted EPS (which is a non-GAAP financial measure), including reconciliations of certain GAAP Reported to non- GAAP Adjusted information, see the Non-GAAP Financial Measure: Adjusted Income section within MD&A.
Our Business and Strategy––Pfizer Inc. is a research-based, global biopharmaceutical company. We apply science and our global resources to bring therapies to people that extend and significantly improve their lives. See the Item 1. Business––About Pfizer section. As a science-driven global biopharmaceutical company, we remain focused on advancing our product pipeline, supporting our marketed brands and deploying capital responsibly, with a focus on initiatives that can help contribute to our long-term revenue and future growth. Most of our revenues come from the manufacture and sale of biopharmaceutical products. We believe that our medicines and vaccines provide significant value for healthcare providers and patients, and we continuously evaluate how we can best collaborate with patients, physicians and payors to support and expand patient access to reliable, affordable healthcare around the world. In addition, we continually seek to expand and broaden our product portfolio offerings through prioritized development of our pipeline and business development opportunities targeted at critical unmet patient needs. As a result, our commercial organizational structure and R&D operations are critical to the successful execution of our business strategy. Our ability to fulfill our purpose, Breakthroughs that change patients’ lives, remains a core focus and underscores our commitment to addressing the needs of society to help sustain long-term value creation for all stakeholders.
Our 2026 key priorities are:
1.Maximize value of key transactions
2.Deliver on critical R&D milestones
3.Invest to maximize post-2028 growth
4.Scale AI across our business.
One way we believe we will be more efficient, effective and able to execute on these strategic priorities is through digital enablement. This includes expanding automation, data‑driven decision making, and enterprise AI solutions that strengthen productivity and accelerate innovation.

Pfizer Inc.	2025 Form 10-K	30

In 2025, we managed our commercial operations through a global structure consisting of three operating segments: Biopharma, PC1 and Pfizer Ignite. Biopharma was the only reportable segment. See Note 17A and the Item 1. Business––Commercial Operations section. As part of our continued focus on commercial execution, at the beginning of 2026, we made changes in our commercial structure, which included the transition of certain off-patent branded and generic sterile injectables and biosimilars from the Specialty Care and Oncology product portfolios to a new Global Hospital and Biosimilars organization within our Biopharma reportable segment that went into effect on January 1, 2026. See the Item 1. Business––Commercial Operations section.
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
Manufacturing Optimization Program––In the second quarter of 2024, we announced that we launched a multi-year, multi-phased program to reduce our costs of goods sold, which includes operational efficiencies, network structure changes, and product portfolio enhancements.
See Note 3 for the anticipated and actual costs of these programs. For a description of anticipated savings related to these programs, see the Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives section within MD&A.
R&D: We believe we have a strong pipeline and are well-positioned for future growth. R&D is at the heart of fulfilling our purpose to deliver breakthroughs that change patients’ lives as we work to translate advanced science and technologies into the medicines and vaccines that may be the most impactful for patients. Innovation, drug discovery and development are critical to our success. In addition to discovering and developing new products, our R&D efforts seek to add value to our existing products by improving their effectiveness, safety profile and ease of dosing and by discovering potential new indications. See the Item 1. Business—Research and Development section for our R&D priorities and strategy.
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
Our Business Development Initiatives and Other Recent Developments––We are committed to strategically capitalizing on growth opportunities, primarily by advancing our own product pipeline and maximizing the value of our existing products, but also through various business development activities. We view our business development activity as an enabler of our strategies and seek to generate growth by pursuing opportunities and transactions that have the potential to strengthen our business and our capabilities. We assess our business, assets and scientific capabilities/portfolio as part of our regular, ongoing portfolio review process and also continue to consider business development activities that will help advance our business strategy. See Note 2 for a discussion of our recent business development initiatives, including the acquisitions of Seagen and Metsera, and the following for significant recent activities.
Agreement with the U.S. Government––In September 2025, we announced an agreement with the Trump Administration in which we voluntarily agreed to implement measures designed to make certain drug prices for U.S. patients more comparable to those in other developed countries and also allow U.S. patients to purchase certain medicines at significant discounts to current retail prices. The September 2025 agreement also provides a three-year grace period during which time our products will not face Section 232 tariffs, provided the Company further invests in manufacturing in the U.S. Pfizer is now in the process of entering into binding final agreements to implement these arrangements. See the Item 1. Business––Pricing Pressures and Managed Care Organizations and ––Government Regulation and Price Constraints sections for additional information.
Our 2025 Performance
Total Revenues––Total revenues decreased $1.0 billion, or 2%, to $62.6 billion in 2025 from $63.6 billion in 2024, reflecting an operational decrease of $1.3 billion, or 2%, partially offset by a favorable impact of foreign exchange of $247 million. The operational decrease was primarily driven by declines in COVID-19 product revenues, partially offset by increases from the Vyndaqel family, Eliquis, Padcev, Lorbrena, Abrysvo and Oncology biosimilars. Excluding contributions from Comirnaty and Paxlovid, Total revenues increased 6% operationally.

Pfizer Inc.	2025 Form 10-K	31

The following chart outlines the components of the net change in Total revenues:
See the Total Revenues by Geography and Total Revenues––Selected Product Discussion sections within MD&A for more information, including a discussion of key drivers of our revenue performance. Certain of our vaccines, including Comirnaty, are subject to seasonality of demand, with a greater portion of revenues anticipated in the fall and winter seasons. Revenues may also vary due to changes in public health recommendations for vaccination. In addition, Paxlovid revenues trend with COVID-19 infection rates. See also The Global Economic Environment––COVID-19 section below for information about our COVID-19 products. For information regarding the primary indications or class of certain products, see Note 17C.
Income from Continuing Operations Before Provision/(Benefit) for Taxes on Income––The decrease in Income from continuing operations before provision/(benefit) for taxes on income of $503 million, to $7.5 billion in 2025 from $8.0 billion in 2024, was primarily due to (i) higher intangible asset impairment charges in 2025, (ii) an increase in Acquired in-process research and development expenses, (iii) net losses on equity securities in 2025 versus net gains on equity securities in 2024 and (iv) lower revenues, partially offset by (v) decreases in Cost of Sales, SI&A, and Restructuring charges and certain acquisition-related costs, and (vi) net periodic benefit credits associated with pension and other postretirement plans incurred in 2025 versus net periodic benefit costs in 2024.
See the Analysis of the Consolidated Statements of Operations section within MD&A and Notes 3 and 4. For information on our tax provision and effective tax rate, see the Provision/(Benefit) for Taxes on Income section within MD&A and Note 5.
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
Intellectual Property Rights and Collaboration/Licensing Rights––The loss, expiration or invalidation of intellectual property rights, patent litigation settlements and judgments, and the expiration of co-promotion and licensing rights can have a material adverse effect on our revenues. Certain of our products have experienced patent-based expirations or loss of regulatory exclusivity in certain markets in the last few years, and we expect certain products to face new or increased generic competition over the next few years. We anticipate a significant reduction of revenue from patent-based or regulatory exclusivity expiries in 2026 through 2030 as several of our in-line products experience these expirations, with the rate of the reduction of revenues from patent-based or regulatory exclusivity expiries expected to significantly accelerate over the next few years. In 2026, the impact from patent-based or regulatory exclusivity expiries is expected to be $1.5 billion. We continue to vigorously defend our patent rights against infringement, and we will continue to support efforts that strengthen worldwide recognition of patent rights while taking necessary steps to help ensure appropriate patient access.
For additional information on patent rights we consider most significant to our business as a whole, including U.S., major Europe and Japan basic product patent expiration years, see the Item 1. Business––Patents and Other Intellectual Property Rights section. For a discussion of recent developments with respect to patent litigation involving certain of our products, see Note 16A1.
Regulatory Environment/Pricing and Access––Government and Other Payor Group Pressures––The pricing of medicines and vaccines by pharmaceutical manufacturers and the cost of healthcare, which includes medicines, vaccines, medical services and hospital services, continues to be important to payors, governments, patients, and other stakeholders. Federal and state governments and private third-party payors in the U.S. continue to take action to manage the utilization and cost of drugs, including increasingly employing formularies to control costs and encourage utilization of certain drugs, including through the use of deductibles, utilization management tools, cost sharing or formulary placement. We consider a number of factors impacting the pricing of our medicines and vaccines. Within the U.S., we often engage with and receive feedback from patients, doctors and healthcare plans. We also often provide significant discounts from the list price to insurers, including PBMs and MCOs. The price that patients pay in the U.S. for prescribed medicines and vaccines is ultimately set by healthcare providers and insurers, including government healthcare programs. Governments globally, as well as private third-party payors in the U.S., may use a variety of measures to control costs, including, among others, legislative or regulatory pricing reforms, drug formularies (including tiering and utilization management tools), cross country collaboration and procurement, price cuts, mandatory rebates, health technology assessments, forced

Pfizer Inc.	2025 Form 10-K	32

localization as a condition of market access, “international reference pricing” (i.e., the practice of a country linking its regulated medicine prices to those of other countries), quality consistency evaluation processes, clawbacks and volume-based procurement. We anticipate that these and similar initiatives will continue to increase pricing and access pressures globally. In the U.S., we expect to see continued focus by the U.S. government and states on regulating drug pricing and access to medicine, including but not limited to, international reference pricing, including Most-Favored-Nation (MFN) drug pricing. The drug pricing provisions of the IRA have been and continue to be implemented over the next several years. In August 2023, CMS selected Eliquis for the MDPNP, and its government-set Maximum Fair Price became effective January 1, 2026. CMS has since selected Ibrance and Xtandi for the MDPNP with Maximum Fair Price effective in 2027 and Xeljanz for Maximum Fair Price effective in 2028, and additional future selections could lead to lower revenues. We continue to evaluate the impact of the IRA on our business, operations and financial condition and results as the full effect of the IRA on our business and the pharmaceutical industry remains uncertain. The IRA also made significant changes to the Medicare Part D benefit design (IRA Medicare Part D Redesign), which took effect beginning in 2025 and negatively impacted our 2025 revenues by approximately $1 billion. We do not expect a material, incremental impact from the IRA Medicare Part D Redesign in 2026 versus the baseline set in 2025. These changes more acutely impacted our higher-priced medicines as they reached catastrophic coverage earlier in the year. In addition, changes to the Medicaid Drug Rebate Program or the 340B Program, including legal or legislative developments at the federal or state level with respect to the 340B Program, could have a material impact on our business. See the Item 1. Business––Pricing Pressures and Managed Care Organizations and ––Government Regulation and Price Constraints and the Item 1A. Risk Factors––Pricing and Reimbursement sections.
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
We have not seen a significant disruption of our supply chain in 2025 and through the date of filing of this Form 10-K, and all of our manufacturing sites globally have continued to operate at or near normal levels. We do not anticipate the availability of raw materials to have a significant impact on our operations in 2026, but are monitoring potential supply chain disruptions as a result of ongoing geopolitical and trade negotiations, which could, among other things, impact costs. We are continuing to monitor and implement mitigation strategies to reduce any potential risk or impact including active supplier management, qualification of additional suppliers and advanced purchasing to the extent possible. For information on risks related to product manufacturing, see the Item 1A. Risk Factors––Product Manufacturing, Sales and Marketing Risks section.
Withdrawal of Oxbryta––See the Product Developments section within MD&A.
The Global Economic Environment––In addition to the industry-specific factors discussed above, we, like other businesses of our size and global extent of activities, are exposed to economic cycles. Certain factors in the global economic environment that may impact our global operations include, among other things, currency and interest rate fluctuations, global trade tensions, capital and exchange controls, local and global economic conditions including inflation, recession, volatility and/or lack of liquidity in capital markets, expropriation and other restrictive government actions, changes in intellectual property, legal protections and remedies, trade regulations, tariffs, tax laws and regulations and procedures and actions affecting approval, production, pricing, and marketing of, reimbursement for and access to our products, as well as impacts of political or civil unrest or military action and their economic consequences, geopolitical instability, terrorist activity, unstable governments and legal systems, inter-governmental disputes, public health outbreaks, epidemics, pandemics, natural disasters or disruptions related to climate change. Government pressures can lead to negative pricing pressure in various markets where governments take an active role in setting prices, access criteria or other means of cost control. In addition, issued or future executive orders or other new or changes in laws, regulations or policy regarding tariffs or other trade or foreign policy, could have a material adverse effect on our business, earnings, cash flow, liquidity and financial guidance. The actual impact of any new tariffs on our business would be subject to a number of factors including, but not limited to, restrictions on trade, the effective date and duration of such tariffs, countries included in the scope of tariffs, changes to amounts of tariffs, and potential retaliatory tariffs or other retaliatory actions imposed by other countries. We are currently evaluating the impact of the U.S. Supreme Court’s February 2026 decision relating to executive authority to impose tariffs under the International Emergency Economic Powers Act (IEEPA). Although we do not believe this decision will have a material impact on our consolidated financial statements, we continue to monitor developments and any potential impacts on our future financial results and business. This decision does not impact the Section 232 investigation of pharmaceuticals, nor executive authority to impose tariffs under other laws, including Section 232. Strategies intended to help mitigate the potential impacts on our business in the short-term have been implemented as well as those outlined in our voluntary agreement with the Trump Administration as discussed above. We are continuing to evaluate opportunities and developing plans which are intended to help mitigate the potential long-term impact of tariffs on our business and operations. For additional information on risks related to our global operations and changes in laws, see the Item 1A. Risk Factors—Global Operations and ––Changes in Laws and Accounting Standards sections.
COVID-19––In response to COVID-19, we developed Paxlovid and collaborated with BioNTech to jointly develop Comirnaty. As part of our strategy for COVID-19, we are continuing to make significant investments in breakthrough science. This includes evaluating Comirnaty and Paxlovid, investigating new variants of concern, and developing variant adapted vaccine candidates. In addition, we are exploring combination respiratory vaccines and next generation anti-infectives. See the Product Developments section within MD&A.
In 2023, we principally sold Comirnaty globally under government contracts. In September 2023, Comirnaty transitioned to traditional commercial market sales in the U.S., triggered by the expiration of contracts. Internationally, sales of Comirnaty are under a combination of private channels and government contracts, as we started transitioning to commercial markets in 2024. In 2025, due to seasonality of demand for COVID-19 vaccinations, the majority of our global revenues for Comirnaty were recorded in the fourth quarter. In 2026, we expect market share in commercial markets and revenue phasing similar to 2025, primarily concentrated in the second-half of the year. However, we could see

Pfizer Inc.	2025 Form 10-K	33

continuous decline in vaccination rates due to additional changes in vaccination recommendations, and the expected impact has been incorporated in our 2026 financial guidance. See Item 1A. Risk Factors—U.S. Healthcare Regulation for a description of certain risks and uncertainties that could impact revenue from our portfolio of vaccines.
In 2023, we principally sold Paxlovid globally to government agencies. On October 13, 2023, we announced an amended agreement with the U.S. government, which facilitated the transition of Paxlovid to traditional commercial markets in the U.S. Internationally, most revenue was generated through commercial channels in 2025. We expect a higher proportion of revenues to be delivered in the second-half of the year and revenues to fluctuate based on the timing, duration and severity of COVID-19 cases. The expected impact of lower demand has been incorporated in our 2026 financial guidance.
For information on risks associated with our COVID-19 products, as well as COVID-19 intellectual property disputes, see the Forward-Looking Information and Factors that May Affect Future Results, Item 1A. Risk Factors—COVID-19, —Intellectual Property Protection and ––Third-Party Intellectual Property Claims sections as well as Notes 16A1 and 17C. For additional information on revenues, see the Total Revenues by Geography and Total Revenues—Selected Product Discussion sections within MD&A.
SIGNIFICANT ACCOUNTING POLICIES AND APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
Following is a discussion about the critical accounting estimates and assumptions impacting our consolidated financial statements. Also, see Note 1C.
For a description of our significant accounting policies, see Note 1. Of these policies, the following are considered critical to an understanding of our consolidated financial statements as they require the application of the most subjective and the most complex judgments: Acquisitions
(Note 1D); Fair Value (Note 1E); Revenues (Note 1G); Asset Impairments (Note 1M); Income Taxes (Note 1Q); Pension and Postretirement Benefit Plans (Note 1R); and Legal and Environmental Contingencies (Note 1S).
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
We estimate the fair value of acquired PP&E using a combination of the cost and market approaches. Some of the more significant estimates and assumptions inherent in these approaches are the values of asset replacement costs, comparable assets and estimated remaining economic lives of the assets. We estimate the fair value of contingent consideration utilizing an income approach, specifically a discounted cash flow method. Some of the more significant estimates and assumptions inherent in this approach include the PTRS, discount rate and amount and timing of milestone events and projected sales.
For the provisional amounts recognized for the Metsera assets acquired and liabilities assumed as of the acquisition date, see Note 2A. The estimated values are not yet finalized and are subject to change, which could be significant. We will finalize the amounts recognized as we obtain the information necessary to complete the analyses. We expect to finalize the amounts of assets acquired and liabilities assumed as soon as possible but no later than one year from the acquisition date.
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

Pfizer Inc.	2025 Form 10-K	34

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
While all intangible assets other than goodwill can face events and circumstances that can lead to impairment, those that are most at risk of impairment include IPR&D assets (approximately $21.8 billion as of December 31, 2025) and newly acquired or recently impaired indefinite-lived brand assets. IPR&D assets are high-risk assets, given the uncertain nature of R&D. Newly acquired and recently impaired indefinite-lived assets are more vulnerable to impairment as the assets are recorded at fair value and are then subsequently measured at the lower of fair value or carrying value at the end of each reporting period. As such, immediately after acquisition or impairment, even small declines in the outlook for these assets can negatively impact our ability to recover the carrying value and can result in an impairment charge.
Goodwill––Our goodwill impairment review work as of December 31, 2025 concluded that none of our goodwill was impaired and we do not believe the risk of impairment is significant at this time.
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

The following provides (i) at the end of each year, the expected annual rate of return on plan assets for the following year, (ii) the actual annual rate of return on plan assets achieved in each year, and (iii) the weighted-average discount rate used to measure the benefit obligations at the end of each year for our U.S. pension plans and our international pension plans(a):

	2025	2024	2023
U.S. Pension Plans
Expected annual rate of return on plan assets	7.8%	7.7%	8.0%
Actual annual rate of return on plan assets	9.8	1.3	10.4
Discount rate used to measure the plan obligations	5.6	5.7	5.4
International Pension Plans
Expected annual rate of return on plan assets	5.1	4.9	5.1
Actual annual rate of return on plan assets	0.8	6.4	(4.6)
Discount rate used to measure the plan obligations	4.7	4.1	4.4
(a)For detailed assumptions associated with our benefit plans, see Note 11B.

Pfizer Inc.	2025 Form 10-K	35

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

The following illustrates the sensitivity of net periodic benefit costs to a 50 basis point decline in our assumption for the expected annual rate of return on plan assets, holding all other assumptions constant (in millions, pre-tax):

Assumption	Change	Increase in 2026 Net Periodic Benefit Costs
Expected annual rate of return on plan assets(a)	50 basis point decline	$87
(a)The estimate excludes any potential mark-to-market adjustments.

The actual return on plan assets was $1.1 billion during 2025.
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

The following illustrates the sensitivity of net periodic benefit costs and benefit obligations to a 10 basis point decline in our assumption for the discount rate, holding all other assumptions constant (in millions, pre-tax):
Assumption	Change	Decrease in 2026 Net Periodic Benefit Costs	Increase to 2025 Benefit Obligations
Discount rate	10 basis point decline	$5	$201

The change in the discount rates used in measuring our plan obligations as of December 31, 2025 resulted in a decrease in the measurement of our aggregate plan obligations by approximately $446 million.
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
ANALYSIS OF THE CONSOLIDATED STATEMENTS OF OPERATIONS
Total Revenues by Geography

The following presents worldwide Total revenues by geography:
	Year Ended December 31,									% Change
	Worldwide			U.S.			International			Worldwide		U.S.		International
(MILLIONS)	2025	2024	2023	2025	2024	2023	2025	2024	2023	25/24	24/23	25/24	24/23	25/24	24/23
Operating segments:
Biopharma	$61,199	$62,400	$58,237	$36,708	$38,332	$27,749	$24,491	$24,068	$30,488	(2)	7	(4)	38	2	(21)
Pfizer CentreOne	1,338	1,146	1,272	329	278	352	1,010	868	920	17	(10)	18	(21)	16	(6)
Pfizer Ignite	41	82	44	41	82	44	—	—	—	(50)	85	(50)	85	—	—
Total revenues	$62,579	$63,627	$59,553	$37,078	$38,691	$28,145	$25,501	$24,936	$31,408	(2)	7	(4)	37	2	(21)

Pfizer Inc.	2025 Form 10-K	36

2025 v. 2024

The following provides an analysis of the worldwide change in Total revenues by geographic areas from 2024 to 2025:
(MILLIONS)	Worldwide	U.S.	International
Operational growth/(decline):
Worldwide declines from Paxlovid	$(3,346)	$(2,725)	$(622)
Worldwide declines from Comirnaty	(1,051)	(341)	(710)
Worldwide growth from the Vyndaqel family, Eliquis, Padcev, Lorbrena, Abrysvo, Nurtec ODT/Vydura, Xtandi and the Prevnar family, partially offset by worldwide declines from Ibrance, Adcetris and Xeljanz	2,154	854	1,299
Growth in oncology biosimilars, largely due to favorable net price in the U.S.	266	286	(20)
Other operational factors, net	682	312	371
Operational growth/(decline), net	(1,295)	(1,613)	318

Favorable impact of foreign exchange	247	—	247
Total revenues increase/(decrease)	$(1,048)	$(1,613)	$565
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

The following presents information about product revenue deductions:
	Year Ended December 31,
(MILLIONS)	2025	2024	2023
Medicare rebates	$4,511	$4,145	$997
Medicaid and related state program rebates	1,803	2,252	1,655
Performance-based contract rebates	7,034	6,497	5,159
Chargebacks	13,973	12,698	9,828
Sales allowances	7,288	6,444	6,790
Sales returns and cash discounts	1,766	1,852	5,619
Total	$36,374	$33,888	$30,048
Product revenue deductions are primarily a function of product sales volume, mix of products sold, contractual or legislative discounts and rebates.
For information on our accruals for product revenue deductions, including the balance sheet classification of these accruals, see Note 1G.

Pfizer Inc.	2025 Form 10-K	37

Total Revenues—Selected Product Discussion
Biopharma

			Revenue
(MILLIONS)			Year Ended Dec. 31,		% Change
Product	Global Revenues	Region	2025	2024	Total	Oper.	Operational Results Commentary
Eliquis	$7,961 Up 7% (operationally)	U.S.	$5,148	$4,803	7		Growth driven by higher demand globally, partially offset by lower net price in the U.S., as well as generic entry and price erosion in certain international markets.
		Int’l.	2,813	2,563	10	7
		Worldwide	$7,961	$7,366	8	7
Prevnar family	$6,494 Up 1% (operationally)	U.S.	$4,151	$4,233	(2)
Growth primarily driven by strong uptake of the adult indication in certain international markets, new launches of the pediatric indication in certain emerging markets, as well as strong uptake of the adult indication in the U.S. as a result of strong demand following the CDC’s recommendation for ages 50-64, partially offset by worldwide lower pediatric indication sales mostly due to timing of CDC shipments in the U.S., as well as lower shipments and competitive pressure in certain international markets.

		Int’l.	2,342	2,178	8	7
		Worldwide	$6,494	$6,411	1	1
Vyndaqel family	$6,380 Up 16% (operationally)	U.S.	$3,834	$3,547	8
Growth primarily driven by strong demand with continuing uptake in patient diagnosis primarily in the U.S. and certain international developed markets, as well as improved patient affordability in the U.S., partially offset by lower net price in the U.S. mostly due to the impact of higher manufacturer discounts resulting from the IRA Medicare Part D Redesign as well as new payer contracts with reduced pricing.

		Int’l.	2,546	1,904	34	30
		Worldwide	$6,380	$5,451	17	16
Comirnaty	$4,367 Down 20% (operationally)	U.S.	$1,663	$2,004	(17)
Declines primarily driven by lower contractual deliveries and lower vaccination rates in certain international markets, as well as lower utilization in the U.S. resulting from narrower recommendation for vaccination, partially offset by lower returns and higher market share in the U.S.

		Int’l.	2,705	3,349	(19)	(21)
		Worldwide	$4,367	$5,353	(18)	(20)
Ibrance	$4,122 Down 6% (operationally)	U.S.	$2,710	$2,849	(5)
Declines primarily driven by lower net price in the U.S. largely due to the impact of higher manufacturer discounts resulting from the IRA Medicare Part D Redesign, as well as generic entry in certain international markets, partially offset by improved patient affordability and improved market share supported by new clinical data, both in the U.S., as well as a favorable adjustment of rebate accruals for international markets related to prior periods recorded in 2025.

		Int’l.	1,412	1,518	(7)	(9)
		Worldwide	$4,122	$4,367	(6)	(6)
Paxlovid	$2,362 Down 59% (operationally)	U.S.	$1,891	$4,616	(59)
Declines primarily driven by:
• lower COVID-19 infections across U.S. and international markets and lower international government purchases;
• the non-recurrence of a $771 million favorable final adjustment recorded in the first quarter of 2024 to the estimated non-cash revenue reversal of $3.5 billion recorded in the fourth quarter of 2023; and
• the non-recurrence of a $442 million favorable U.S. government stockpile purchase in the third quarter of 2024, partially offset by:
• favorable adjustments of rebate accruals related to prior periods, as well as higher net price in the U.S. following transition from the U.S. government agreement.

		Int’l.	470	1,100	(57)	(57)
		Worldwide	$2,362	$5,716	(59)	(59)
Xtandi	$2,194 Up 8% (operationally)	U.S.	$2,194	$2,039	8		Growth mainly driven by strong demand, in part due to improved patient affordability in the U.S., partially offset by unfavorable buying patterns and lower net price partly due to the impact of higher manufacturer discounts resulting from the IRA Medicare Part D Redesign.
		Int’l.	—	—	—	—
		Worldwide	$2,194	$2,039	8	8
Padcev	$1,940 Up 22% (operationally)	U.S.	$1,902	$1,561	22
Growth primarily driven by increased market share in first line locally advanced or metastatic urothelial cancer (la/mUC), as well as by a one-time favorable impact associated with transition to a wholesaler distribution model in the U.S.

		Int’l.	38	27	42	43
		Worldwide	$1,940	$1,588	22	22
Nurtec ODT/Vydura	$1,424 Up 13% (operationally)	U.S.	$1,322	$1,193	11		Growth primarily driven by strong demand in the U.S. and recent launches in certain international markets, partially offset by lower net price in the U.S. mainly due to unfavorable changes in channel mix.
		Int’l.	102	69	46	44
		Worldwide	$1,424	$1,263	13	13

Pfizer Inc.	2025 Form 10-K	38

			Revenue
(MILLIONS)			Year Ended Dec. 31,		% Change
Product	Global Revenues	Region	2025	2024	Total	Oper.	Operational Results Commentary
Xeljanz	$1,087 Down 7% (operationally)	U.S.	$625	$680	(8)		Declines primarily driven by lower net price in the U.S. due to unfavorable changes in channel mix and the impact of higher manufacturer discounts resulting from the IRA Medicare Part D Redesign, as well as lower demand and price erosion across international developed markets.
		Int’l.	462	488	(5)	(6)
		Worldwide	$1,087	$1,168	(7)	(7)
Abrysvo	$1,033 Up 36% (operationally)	U.S.	$542	$594	(9)
Growth primarily driven by launch uptake for both the adult and maternal indications in certain international markets, as well as increased market share in the adult indication and higher demand in the maternal indication—both in the U.S., partially offset by lower vaccination rates for the older adult indication following an updated ACIP recommendation in the U.S.

		Int’l.	491	160	*	*
		Worldwide	$1,033	$755	37	36
Lorbrena	$1,023 Up 40% (operationally)	U.S.	$407	$306	33		Growth primarily driven by increased patient share in the first-line ALK+ metastatic NSCLC treatment setting in the U.S., China and certain other international markets, partially offset by lower net price in the U.S. mainly due to the impact of higher manufacturer discounts resulting from the IRA Medicare Part D Redesign.
		Int’l.	616	424	45	44
		Worldwide	$1,023	$731	40	40
Adcetris	$907 Down 17% (operationally)	U.S.	$885	$1,059	(16)
Declines primarily driven by lower volume due to competitive pressures in the U.S. as a result of changes of guidelines in 2024, partially offset by a one-time favorable impact associated with transition to a wholesaler distribution model in the U.S.

		Int’l.	23	30	(25)	(23)
		Worldwide	$907	$1,089	(17)	(17)
Pfizer CentreOne

			Revenue
(MILLIONS)			Year Ended Dec. 31,		% Change
Operating Segment	Global Revenues	Region	2025	2024	Total	Oper.	Operational Results Commentary
PC1	$1,338 Up 15% (operationally)	U.S.	$329	$278	18		Growth driven by higher manufacturing of third-party products under manufacturing and supply agreements, higher manufacturing-related services and higher active pharmaceutical ingredient sales.
		Int’l.	1,010	868	16	15
		Worldwide	$1,338	$1,146	17	15
See the Item 1. Business—Patents and Other Intellectual Property Rights section for information regarding the expiration of various patent rights, Note 16 for a discussion of recent developments concerning patent and product litigation relating to certain of the products discussed above and Note 17C for the primary indications or class of the selected products discussed above.
Costs and Expenses

Costs and expenses follow:
	Year Ended December 31,			% Change
(MILLIONS)	2025	2024	2023	25/24	24/23
Cost of sales	$16,067	$17,851	$24,954	(10)	(28)
Percentage of Total revenues	25.7%	28.1%	41.9%
Selling, informational and administrative expenses	13,794	14,730	14,771	(6)	—
Research and development expenses	10,437	10,822	10,679	(4)	1
Acquired in-process research and development expenses	1,613	108	194	*	(44)
Amortization of intangible assets	4,874	5,286	4,733	(8)	12
Restructuring charges and certain acquisition-related costs	1,550	2,419	2,943	(36)	(18)
Other (income)/deductions—net	6,724	4,388	222	53	*
2025 v. 2024
Cost of Sales
Cost of sales decreased $1.8 billion, primarily due to:
•a favorable change in sales mix of $1.4 billion driven by lower sales of Comirnaty and Paxlovid, including the non-recurrence of charges recorded in 2024 that were included in the 50% gross profit split with BioNTech and applicable royalty expenses;

Pfizer Inc.	2025 Form 10-K	39

•a decrease of $633 million due to lower amortization from the step-up of acquired inventory; and
•net favorable revisions to our estimate of accrued royalties, partially offset by:
•a $288 million unfavorable impact of foreign exchange.
The decrease in Cost of sales as a percentage of revenues was primarily due to the factors mentioned above, and also partially offset by the non-recurrence of the Paxlovid favorable final adjustment of $771 million recorded in the first quarter of 2024 to the estimated non-cash Paxlovid revenue reversal recorded in the fourth quarter of 2023.
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
Selling, Informational and Administrative Expenses
Selling, informational and administrative expenses decreased $936 million, primarily reflecting focused investments and ongoing productivity improvements as part of our cost realignment program that drove:
•a decrease of $930 million in marketing and promotional spend on various products; and
•lower spending of $395 million in corporate enabling functions, partially offset by:
•an increase of $230 million due to a favorable adjustment of U.S. healthcare reform fees recorded in 2024 primarily related to Paxlovid and Comirnaty.
Research and Development Expenses
Research and development expenses decreased $385 million, primarily driven by a net decrease in spending of $490 million due to pipeline focus and optimization initiatives including the expansion of our digital capabilities, as well as lower compensation-related expenses.
Acquired In-Process Research and Development Expenses
Acquired in-process research and development expenses increased $1.5 billion, primarily driven by a $1.35 billion charge related to an in-licensing agreement with 3SBio and a $150 million charge related to an in-licensing agreement with YaoPharma.
Amortization of Intangible Assets
Amortization of intangible assets decreased $413 million, primarily due to lower amortization related to Prevnar, fully amortized assets and asset impairments.
Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
Realigning Our Cost Base Program––This program is expected to deliver total net cost savings of approximately $5.7 billion through 2026. The total net cost savings are composed of net cost savings of $5.1 billion achieved through 2025, and the remaining anticipated savings of $600 million, primarily in SI&A, expected to be achieved by the end of 2026. In addition, we achieved cost savings of approximately $500 million from our pipeline focus and optimization initiatives including the expansion of our digital capabilities, with the savings expected to be reinvested in R&D programs by the end of 2026.
Manufacturing Optimization Program––The first phase of this multi-phased program is on track to deliver approximately $1.5 billion in net cost savings by the end of 2027, with approximately $600 million of net cost savings realized by year-end 2025.
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
Seagen acquisition––In connection with our acquisition of Seagen, we are focusing our efforts on achieving an appropriate cost structure for the combined company. We expect to generate approximately $1 billion of annual cost synergies, to be achieved by the end of 2026, with approximately $800 million of annual cost synergies achieved by year-end 2025. The one-time costs to generate these synergies are expected to be approximately $1.7 billion, the majority of which has been incurred through 2025.
Metsera acquisition––In connection with our acquisition of Metsera, we are focusing our efforts on achieving an appropriate cost structure for the combined company. We expect to generate approximately $600 million of annual cost synergies, to be achieved by the end of 2026. The one-time costs to generate these synergies are expected to be approximately $700 million, incurred primarily from 2025 through 2027.
Other (Income)/Deductions––Net
The unfavorable period-over-period change of $2.3 billion was primarily driven by (i) higher intangible asset impairments of $1.6 billion, (ii) an unfavorable impact of $1.1 billion due to net losses on equity securities in 2025 versus net gains on equity securities in 2024, (iii) the non-recurrence of realized gains of $945 million on the partial sale of our previous investment in Haleon in 2024, and (iv) higher charges for certain legal matters of $490 million, partially offset by (v) a favorable impact of $832 million due to net periodic benefit credits associated with pension and postretirement plans in 2025 versus net periodic benefit costs in 2024, (vi) lower net interest expense of $478 million primarily driven by a reduction in commercial paper outstanding, compared to 2024, and (vii) the non-recurrence of a charge of $420 million in 2024 related to the expected sale of one of our facilities resulting from the discontinuation of our DMD program. See Note 4.

Pfizer Inc.	2025 Form 10-K	40

Provision/(Benefit) for Taxes on Income

	Year Ended December 31,			% Change
(MILLIONS)	2025	2024	2023	25/24	24/23
Provision/(benefit) for taxes on income	$(266)	$(28)	$(1,115)	*	(97)
Effective tax rate on continuing operations	(3.5)%	(0.4)%	*
For information about our effective tax rate and the events and circumstances contributing to the changes between periods, as well as details about discrete elements that impacted our tax provisions, and income taxes paid (net of refunds received), see Note 5.
Changes in Tax Laws––Many countries outside the U.S. have enacted legislation for global minimum taxation resulting from the Organization for Economic Co-operation and Development’s (OECD) Base Erosion and Profit Shifting “Pillar 2” project. The EU approved a directive requiring member states to incorporate the OECD provisions into their respective domestic laws, and countries outside the EU have also been enacting the provisions into their domestic law. The provisions are generally effective for Pfizer since 2024, though significant details and guidance around the provisions are still pending. Income tax expense could be impacted as Pillar 2 legislation becomes effective or is amended in countries in which we do business, and such impact could be material to our results of operations. We continue to monitor pending OECD guidance and legislation enactment and implementation by individual countries.
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
The OBBBA also renamed the provision for taxes on foreign earnings from GILTI to NCTI and established a 12.6% tax rate on such foreign earnings effective in the fiscal year 2026 (down from 13.125% in 2026 before the enactment of the OBBBA). We have elected to recognize deferred taxes for temporary differences expected to reverse as GILTI, now NCTI, in future years. As a result of the enactment of the OBBBA, in the third quarter of 2025, we remeasured our deferred tax balances related to NCTI for the changes in the tax rate and recorded a one-time tax benefit that was not material to our results of operations. See Note 5B.
PRODUCT DEVELOPMENTS
A comprehensive update of Pfizer’s development pipeline was published as of February 3, 2026 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
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

Pfizer Inc.	2025 Form 10-K	41

PRODUCT	INDICATION OR PROPOSED INDICATION	APPROVED/FILED^
		U.S.	EU	JAPAN
Nurtec ODT/Vydura (rimegepant)	Acute treatment of migraine with or without aura in adults	Approved February 2020	Approved April 2022	Approved September 2025
	Prevention of episodic migraine in adults	Approved May 2021	Approved April 2022	Approved September 2025
Abrysvo (Vaccine)	Active immunization for the prevention of lower respiratory tract disease caused by RSV in individuals 18-59 years of age who are at increased risk of lower respiratory tract disease caused by RSV	Approved October 2024	Approved March 2025
Velsipity (etrasimod)	Moderately to severely active UC in adults	Approved October 2023	Approved February 2024	Approved June 2025
Braftovi (encorafenib), Erbitux® (cetuximab) and mFOLFOX6(a)	First-line BRAFV600E-mutant mCRC	Approved December 2024	Filed November 2025	Approved November 2025
Hympavzi (marstacimab-hncq)	Adults and pediatric patients 12 years of age and older with hemophilia A with FVIII inhibitors or hemophilia B with FIX inhibitors	Filed February 2026	Filed October 2025	Filed December 2025
	Pediatric patients ≥6 to <12 years of age with hemophilia A with or without FVIII inhibitors, or hemophilia B with or without FIX inhibitors	Filed February 2026
Emblaveo (aztreonam-avibactam)(b)	Treatment of infections in adult patients caused by Gram-negative bacteria with limited or no treatment options	Approved February 2025	Approved April 2024
Tivdak (tisotumab vedotin-tftv)(c)	Recurrent or mCC with disease progression on or after chemotherapy	Approved April 2024	Approved March 2025	Approved March 2025
Comirnaty (COVID-19 Vaccine, mRNA) 2025-2026 Formula, LP.8.1(d)	Active immunization to prevent COVID-19 caused by SARS-CoV-2 for individuals 65 years of age and older	Approved August 2025
	Active immunization to prevent COVID-19 caused by SARS-CoV-2 for individuals 5 years through 64 years of age with at least one underlying condition that puts them at high risk for severe outcomes from COVID-19	Approved August 2025
	Active immunization to prevent COVID-19 caused by SARS-CoV-2 for individuals 6 months of age and older		Approved July 2025	Approved August 2025
Adcetris (brentuximab vedotin)(e)	Relapsed/refractory diffuse large B-cell lymphoma	Approved February 2025
	Hodgkin’s lymphoma	Approved March 2018	Approved June 2025
Paxlovid (nirmatrelvir; ritonavir)(f)	COVID-19 infection in high-risk children		Approved November 2025	Filed April 2025
vepdegestrant (PF-07850327)(g)	Breast cancer metastatic - 2nd line ER+/HER2- ESR1mu	Filed August 2025
Tukysa (tucatinib)	Treatment of adult patients with advanced or metastatic HER2+ breast cancer	Approved April 2020	Approved April 2020	Approved February 2026
Ibrance (palbociclib)(h)	ER+/HER2+ metastatic breast cancer	Filed November 2025	Filed December 2025	Filed November 2025
Padcev (enfortumab vedotin-ejfv)(i)	Combination with pembrolizumab as perioperative treatment of adult patients with cisplatin ineligible muscle invasive bladder cancer (MIBC)	Approved November 2025	Filed November 2025	Filed January 2026
^     For the U.S., the filing date is the date on which the FDA accepted our submission. For the EU, the filing date is the date on which the EMA validated our submission.
(a)Erbitux® is a registered trademark of ImClone LLC. We have exclusive rights to Braftovi in the U.S., Canada and certain emerging markets. Pierre Fabre has exclusive rights to commercialize Braftovi in Europe and Ono has exclusive rights to commercialize Braftovi in Japan. The December 2024 U.S. approval date reflects accelerated approval. The U.S. accelerated approval was converted to a regular approval for Braftovi in combination with cetuximab and fluorouracil-based chemotherapy in February 2026.
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
(f)Pfizer withdrew the U.S. filing for the Paxlovid pediatric supplement in January 2026.
(g)Vepdegestrant is being developed in collaboration with Arvinas. In September 2025, Arvinas and Pfizer jointly agreed to out-license the commercialization rights to vepdegestrant to a third party. Together, the companies have begun seeking a partner with the capabilities and expertise to maximize the commercial potential of

Pfizer Inc.	2025 Form 10-K	42

vepdegestrant, if approved, for patients with ESR1-mutant, ER+/HER2- advanced or metastatic breast cancer and potentially develop vepdegestrant in new settings.
(h)Ibrance for ER+/HER2+ metastatic breast cancer is being developed in collaboration with Alliance Foundation Trials, LLC.
(i)Padcev is being jointly developed and commercialized with Astellas in the U.S. Outside the U.S., we have commercialization rights in all countries in North and South America, and Astellas has commercialization rights in the rest of the world.
The following provides information about additional indications and new drug candidates in late-stage development:

	PRODUCT/CANDIDATE	PROPOSED DISEASE AREA
LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS	Talzenna (talazoparib)	Combination with Xtandi (enzalutamide) for DNA Damage Repair-deficient mCSPC
	Litfulo (ritlecitinib)	Vitiligo
	Elrexfio (elranatamab)	Multiple myeloma double-class exposed
Newly diagnosed multiple myeloma post-transplant maintenance
Newly diagnosed multiple myeloma transplant-ineligible
2nd line+ relapsed refractory multiple myeloma
	Padcev (enfortumab vedotin-ejfv)(a)	Cisplatin-eligible muscle-invasive bladder cancer
	Tukysa (tucatinib)(b)	HER2+ adjuvant breast cancer
1st line HER2+ maintenance metastatic breast cancer
1st line HER2+ metastatic colorectal cancer
	Nurtec (rimegepant)	Menstrually-related migraine
NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT	VLA15 (PF-07307405) vaccine(c)	Immunization to prevent Lyme disease
	dazukibart (PF-06823859)	Dermatomyositis, polymyositis
	disitamab vedotin(d)	1st line HER2 (≥IHC1+) metastatic urothelial cancer
	sigvotatug vedotin (PF-08046047)	2nd line+ metastatic NSCLC
1st line metastatic NSCLC (tumor proportion score high)
	osivelotor (PF-07940367)	SCD
	ibuzatrelvir (PF-07817883)	COVID-19 infection
	mevrometostat (PF-06821497) + enzalutamide	1st line/2nd line metastatic castration resistant prostate cancer post-Abiraterone
1st line metastatic castration resistant prostate cancer neoadjuvant hormonal therapy naïve
1st line metastatic castration sensitive prostate cancer neoadjuvant hormonal therapy naïve
	atirmociclib (PF-07220060)	1st line HR+/HER2- metastatic breast cancer
	PF-08046054	2nd line+ NSCLC
	prifetrastat (PF-07248144)	2nd line/3rd line HR+/HER2- metastatic breast cancer
	MET-097i (PF-08653944)	Chronic weight management
	PF-08634404	1st line metastatic colorectal cancer
1st line NSCLC (squamous)
1st line NSCLC (non-squamous)
	PF-07831694 vaccine	Immunization to prevent Clostridioides difficile (C. difficile) - updated formulation
	PF-06760805 vaccine	Immunization to prevent invasive group B streptococcus infection (maternal)
	sasanlimab (PF-06801591)(e)	Combination with Bacillus Calmette-Guerin for high-risk non-muscle invasive bladder cancer
(a)Padcev is being jointly developed and commercialized with Astellas in the U.S. Outside the U.S., we have commercialization rights in all countries in North and South America, and Astellas has commercialization rights in the rest of the world.
(b)Tukysa for 2nd line/3rd line HER2+ metastatic breast cancer row has been removed from the table above.
(c)VLA15 is being developed in collaboration with Valneva SE.
(d)Disitamab vedotin is being developed in collaboration with RemeGen Co., Ltd.
(e)Pfizer withdrew the sasanlimab filing for patients with high-risk non-muscle invasive bladder cancer in the U.S. in December 2025 and in the EU in February 2026 to allow more time for additional data collection and analyses.
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
In December 2024, the FDA issued a partial clinical hold for osivelotor, which prohibited Pfizer from enrolling new participants into osivelotor clinical studies. In 2025, the FDA concluded that initiation of osivelotor studies and enrollment may proceed outside of sub-Saharan Africa and for participants who have not relocated from sub-Saharan Africa. Enrollment of new participants is expected to begin in the first quarter of 2026.

Pfizer Inc.	2025 Form 10-K	43

For additional information about our R&D organization, see Note 17 and the Item 1. Business—Research and Development section. For additional information regarding certain collaboration arrangements, see the Item 1. Business—Collaboration and Co-Promotion Agreements section.
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

Pfizer Inc.	2025 Form 10-K	44

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
Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Year Ended December 31, 2025
Data presented will not (in all cases) aggregate to totals. MILLIONS, EXCEPT PER SHARE DATA	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)		Net income attributable to Pfizer Inc. common shareholders(a), (b), (c)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$16,067	$13,794	$6,724		$7,771	$1.36
Amortization of intangible assets	—	—	—		4,874
Acquisition-related items	(708)	(4)	(61)		1,285
Discontinued operations	—	—	—		(25)
Certain significant items:
Restructuring charges/(credits), inventory write-offs, implementation costs and additional depreciation—asset restructuring(d)	(187)	(116)	—		1,554
Certain asset impairments(e)	—	—	(4,940)		4,940
(Gains)/losses on equity securities	—	—	(67)		67
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	320		(320)
Other	(32)	(32)	(1,150)	(f)	1,223
Income tax provision—non-GAAP items					(2,962)
Non-GAAP Adjusted	$15,141	$13,642	$827		$18,406	$3.22

Pfizer Inc.	2025 Form 10-K	45

	Year Ended December 31, 2024
Data presented will not (in all cases) aggregate to totals. MILLIONS, EXCEPT PER SHARE DATA	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)		Net income attributable to Pfizer Inc. common shareholders(a), (b), (c)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$17,851	$14,730	$4,388		$8,031	$1.41
Amortization of intangible assets	—	—	—		5,286
Acquisition-related items	(1,341)	(10)	(45)		1,938
Discontinued operations	—	—	—		(14)
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(d)	(134)	(90)	—		2,213
Certain asset impairments(e)	—	—	(3,295)		3,295
(Gains)/losses on equity securities(e)	—	—	1,008		(1,008)
Actuarial valuation and other pension and postretirement plan (gains)/losses	—	—	(579)		579
Other	44	(13)	(445)	(f)	430
Income tax provision—non-GAAP items					(3,035)
Non-GAAP Adjusted	$16,420	$14,617	$1,031		$17,716	$3.11

	Year Ended December 31, 2023
Data presented will not (in all cases) aggregate to totals. MILLIONS, EXCEPT PER SHARE DATA	Cost of sales(a)		Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)		Net income attributable to Pfizer Inc. common shareholders(a), (b), (c)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$24,954		$14,771	$222		$2,119	$0.37
Amortization of intangible assets	—		—	—		4,733
Acquisition-related items	(629)		(11)	(28)		1,874
Discontinued operations	—		—	—		(11)
Certain significant items:
Restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring(d)	(98)		(290)	—		2,227
Certain asset impairments(e)	—		—	(3,024)		3,024
(Gains)/losses on equity securities(e)	—		—	1,588		(1,588)
Actuarial valuation and other pension and postretirement plan (gains)/losses	—		—	265		(265)
Other	(238)	(g)	(24)	(246)	(f)	518
Income tax provision—non-GAAP items						(2,131)
Non-GAAP Adjusted	$23,988		$14,446	$(1,224)		$10,501	$1.84
(a)Items that reconcile GAAP Reported to non-GAAP Adjusted balances are shown pre-tax. Our effective tax rates for GAAP Reported income from continuing operations were: (3.5)% in 2025, (0.4)% in 2024 and (105.4)% in 2023. See Note 5. Our effective tax rates for non-GAAP Adjusted income were: 12.7% in 2025, 14.5% in 2024 and 9.0% in 2023.
(b)Includes reconciling amounts for Research and development expenses that are not material to our non-GAAP consolidated results of operations.
(c)For 2025, the total acquisition-related items of $1.3 billion include reconciling amounts for Restructuring charges and certain acquisition-related costs of $488 million, mainly composed of $340 million of integration costs and other charges. For 2024, the total acquisition-related items of $1.9 billion included reconciling amounts for Restructuring charges and certain acquisition-related costs of $514 million, mainly composed of $427 million of integration costs and other charges. For 2023, the total acquisition-related items of $1.9 billion included reconciling amounts for Restructuring charges and certain acquisition-related costs of $1.2 billion, mainly composed of $785 million of integration costs and other charges, $190 million of transaction costs and $125 million of employee termination-related charges. See Note 3.
(d)Includes employee termination costs, asset impairments and other exit costs related to our cost-reduction and productivity initiatives not associated with acquisitions. See Note 3.
(e)See Note 4.
(f)For 2025, the total adjustment of $1.1 billion primarily includes charges of $1.1 billion for certain legal matters, primarily representing certain product liability and other legal expenses related to products discontinued and/or divested by Pfizer. For 2024, the total adjustment of $445 million included (i) net gains of $825 million on the partial sales of our previous investment in Haleon in March and October 2024, which are comprised of (a) total gains on the sales of $945 million less (b) $120 million recognized in our adjusted income in the fourth quarter representing our pro-rata share of Haleon’s third quarter 2024 adjusted income recorded on a one quarter lag and implicitly included in the gain on the sale of those shares, (ii) charges of $567 million for certain legal matters, primarily representing certain product liability expenses related to products discontinued and/or divested by Pfizer, (iii) a charge of $420 million related to the expected sale of one of our facilities resulting from the discontinuation of our DMD program and (iv) charges of $312 million mostly related to (a) our equity-method accounting pro-rata share of intangible asset amortization, impairments and restructuring costs recorded by Haleon, as well as (b) adjustments to our equity-method basis differences and (c)

Pfizer Inc.	2025 Form 10-K	46

Pfizer’s share of investee capital transactions recognized by Haleon. For 2023, the total adjustments of $246 million included charges of (i) $474 million for certain legal matters, primarily representing certain product liability and other legal expenses related to products discontinued and/or divested by Pfizer, and to a lesser extent, legal obligations related to pre-acquisition matters and (ii) $127 million mostly related to our equity-method accounting pro-rata share of intangible asset amortization and impairments, costs of separating from GSK and restructuring costs recorded by Haleon, partially offset by: (i) a $222 million gain on the divestiture of our early-stage rare disease gene therapy portfolio to Alexion and (ii) dividend income of $211 million from our investment in Nimbus resulting from Takeda’s acquisition of Nimbus’s oral, selective allosteric tyrosine kinase 2 (TYK2) inhibitor program subsidiary.
(g)For 2023, the total adjustment of $238 million mainly included $286 million in inventory losses, overhead costs related to the period in which the facility could not operate, and incremental costs resulting from tornado damage to our manufacturing facility in Rocky Mount, NC, partially offset by insurance recoveries.
ANALYSIS OF THE CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(MILLIONS)	2025	2024	2023	Drivers of change 2025 v. 2024
Cash provided by/(used in):
Operating activities	$11,704	$12,744	$8,700
The change was driven mainly by the timing of receipts and payments in the ordinary course of business, partially offset by a decrease in net income, which includes a $1.35 billion cash outflow in connection with the in-license arrangement with 3SBio, adjusted for non-cash items.

Investing activities	$(1,351)	$2,652	$(32,278)
The change was driven mainly by $6.9 billion cash paid for the acquisition of Metsera, net of cash acquired, and $0.7 billion lower proceeds from the remaining sale of our investment in Haleon in 2025 compared with the portion sold in 2024, partially offset by a $3.8 billion increase in net proceeds from short-term investments.

Financing activities	$(10,304)	$(17,140)	$26,066
The change was driven mainly by $9.7 billion proceeds received from the issuance of long-term debt and a $1.9 billion decrease in net repayments of short term borrowings, partially offset by a $4.5 billion increase in repayments of long-term debt.

ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES AND MARKET RISK
We believe that with our ongoing operating cash flows, together with our financial assets, access to capital markets, revolving credit agreement, and available lines of credit, we have and will maintain the ability to meet our liquidity needs to support ongoing operations, our capital allocation objectives, and our contractual and other obligations for the foreseeable future.
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

Pfizer Inc.	2025 Form 10-K	47

As of the date of the filing of this Form 10-K, the following ratings have been assigned to our commercial paper and senior unsecured long-term debt:
NAME OF RATING AGENCY	Pfizer Short-Term Rating	Pfizer Long-Term Rating	Outlook/Watch
Moody’s	P-1	A2	Stable Outlook
S&P	A-1	A	Stable Outlook
These ratings are not recommendations to buy, sell or hold securities and the ratings are subject to revision or withdrawal at any time by the rating organizations. Each rating should be evaluated independently of any other rating.
Capital Allocation Framework––Our capital allocation framework is designed to enhance long-term shareholder value and is based on three core pillars: maintaining and, over the long term, growing our dividend, reinvesting in the business and the potential to make share repurchases after de-levering our balance sheet. Over time, we expect to continue to de-lever in a prudent manner in order to maintain a balanced capital allocation strategy. See the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Business and Strategy section within MD&A.
Dividends—Our current and projected dividends provide a return to shareholders while maintaining sufficient capital to invest in growing our business. Our dividends are not restricted by debt covenants. While the dividend level remains a decision of Pfizer’s BOD and will continue to be evaluated in the context of future business performance, we currently believe that we can maintain and, over the long term, grow our dividend, barring significant unforeseen events. On December 12, 2025, our BOD declared a first-quarter dividend of $0.43 per share, payable on March 6, 2026, to shareholders of record at the close of business on January 23, 2026. The first-quarter 2026 cash dividend will be our 349th consecutive quarterly dividend.
Common Stock Purchases—As of December 31, 2025, our remaining share-purchase authorization was $3.3 billion with no repurchases in 2025. See Note 12.
Sales of Investments—After our sales of a portion of our Haleon shares in March and October 2024, we owned approximately 15% of the outstanding voting shares of Haleon as of December 31, 2024. See Note 2C. With the reduction in our Haleon ownership percentage and board representation after the October 2024 sale, we discontinued the application of the equity method to our Haleon investment, and in the fourth quarter of 2024 began to account for the investment as an equity security with a readily determinable fair value, which was carried at fair value at December 31, 2024, with changes in fair value reported in Other (income)/deductions––net. In the first quarter of 2025, we sold the remaining portion of our investment in Haleon for $6.3 billion. In January 2026, we announced an agreement to sell our investment in ViiV for $1.9 billion, subject to certain regulatory clearances in relevant markets. The proceeds from both of these sales are being used, and will be used respectively, to support capital allocation priorities.
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
Additionally, certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products. Furthermore, collaboration, licensing or other R&D arrangements may give rise to potential milestone payments. In addition, we may be required to make contingent consideration payments for certain prior business combinations that are contingent on future events or outcomes (see Note 16D). Payments under these agreements generally become due and payable only upon the achievement of certain development, regulatory and/or commercialization milestones, which may span several years and which may never occur.
Our significant contractual and other obligations as of December 31, 2025 consisted of:
•Long-term debt, including current portion (see Note 7D) and related interest payments;
•Estimated cash payment~~s~~ related to the TCJA repatriation estimated tax liability (see Note 5). The eighth and final estimated future payment related to the TCJA repatriation tax liability totaling $2.6 billion is due April 15, 2026 and is reported in current Income taxes payable as of December 31, 2025. Our obligations may vary due to the availability of attributes such as foreign tax and other credit carryforwards or carrybacks;
•Certain commitments totaling $5.0 billion, of which an estimated $1.6 billion is to be paid in the next twelve months, and $3.4 billion in periods thereafter (see Note 16C);
•Purchases of PP&E (see Note 9). In 2026, we expect to spend approximately $2.5 billion on PP&E; and
•Future minimum rental commitments under non-cancelable operating leases (see Note 15).
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
Foreign Exchange Risk—The fair values of our financial instrument holdings are analyzed at year-end to determine their sensitivity to foreign exchange rate changes. In this analysis, holding all other assumptions constant and assuming that a change in one currency’s rate relative to the U.S. dollar would not have any effect on another currency’s rates relative to the U.S. dollar, if the dollar were to move against all other currencies by 10%, as of December 31, 2025, the expected impact on our net income would not be significant.
Interest Rate Risk—The fair values of our financial instrument holdings are analyzed at year-end to determine their sensitivity to interest rate changes. In this analysis, holding all other assumptions constant and assuming a parallel shift in the interest rate curve for all maturities and for

Pfizer Inc.	2025 Form 10-K	48

all instruments, if there were a one hundred basis point change in interest rates as of December 31, 2025, the expected impact on our net income would not be significant.
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
NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Standards
See Note 1B.

Recently Issued Accounting Standards, Not Adopted as of December 31, 2025
Standard/Description	Effective Date	Effect on the Financial Statements
In November 2024, the FASB issued final guidance which requires disaggregated disclosures of certain categories of expenses that are included in expense line items on the face of the income statement. The disclosures are required on an annual and interim basis. The guidance also requires the total amount of selling expenses to be disclosed and, on an annual basis, the definition of selling expenses. The guidance may be applied on a prospective or a retrospective basis.	2027 for annual reports and 2028 for interim reports. Early adoption is permitted.	This new guidance will result in increased disclosures in the notes to our financial statements.
In September 2025, the FASB issued final guidance to modernize the accounting for internal use software costs. The guidance requires entities to start capitalizing eligible costs when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The guidance can be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis.	January 1, 2028, with early adoption permitted.	We are assessing the impact but currently do not expect this new guidance to have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this Item is incorporated by reference to the discussion in the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk section within MD&A.

Pfizer Inc.	2025 Form 10-K	49

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Pfizer Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pfizer Inc. and Subsidiary Companies (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of gross unrecognized tax benefits
As discussed in Notes 5D and 1Q, the Company’s tax positions are subject to audit by local taxing authorities in each respective tax jurisdiction, and the resolution of such audits may span multiple years. Since tax law is complex and often subject to varied interpretations and judgments, it is uncertain whether some of the Company’s tax positions will be sustained upon audit. As of December 31, 2025, the Company has recorded gross unrecognized tax benefits, excluding associated interest, of $4.7 billion.
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

Pfizer Inc.	2025 Form 10-K	50

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

New York, New York

February 26, 2026

Pfizer Inc.	2025 Form 10-K	51

Consolidated Statements of Operations
Pfizer Inc. and Subsidiary Companies

	Year Ended December 31,
(MILLIONS, EXCEPT PER SHARE DATA)	2025	2024	2023
Revenues:
Product revenues	$51,663	$53,816	$50,914
Alliance revenues	9,266	8,388	7,582
Royalty revenues	1,650	1,423	1,058
Total revenues	62,579	63,627	59,553
Costs and expenses:
Cost of sales(a), (b)	16,067	17,851	24,954
Selling, informational and administrative expenses(a)	13,794	14,730	14,771
Research and development expenses(a)	10,437	10,822	10,679
Acquired in-process research and development expenses	1,613	108	194
Amortization of intangible assets	4,874	5,286	4,733
Restructuring charges and certain acquisition-related costs	1,550	2,419	2,943
Other (income)/deductions––net	6,724	4,388	222
Income from continuing operations before provision/(benefit) for taxes on income	7,520	8,023	1,058
Provision/(benefit) for taxes on income	(266)	(28)	(1,115)
Income from continuing operations	7,787	8,051	2,172
Discontinued operations––net of tax	25	11	(15)
Net income before allocation to noncontrolling interests	7,812	8,062	2,158
Less: Net income attributable to noncontrolling interests	41	31	39
Net income attributable to Pfizer Inc. common shareholders	$7,771	$8,031	$2,119

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$1.37	$1.42	$0.38
Discontinued operations––net of tax	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$1.37	$1.42	$0.38
Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$1.36	$1.41	$0.37
Discontinued operations––net of tax	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$1.36	$1.41	$0.37

Weighted-average shares––basic	5,683	5,664	5,643
Weighted-average shares––diluted	5,713	5,700	5,709
(a)Exclusive of amortization of intangible assets.
(b)See Note 17A.
See Accompanying Notes.

Pfizer Inc.	2025 Form 10-K	52

Consolidated Statements of Comprehensive Income
Pfizer Inc. and Subsidiary Companies

	Year Ended December 31,
(MILLIONS)	2025	2024	2023
Net income before allocation to noncontrolling interests	$7,812	$8,062	$2,158

Foreign currency translation adjustments, net	(181)	32	452
Unrealized holding gains/(losses) on derivative financial instruments, net	(212)	499	626
Reclassification adjustments for (gains)/losses included in net income(a)	(269)	(159)	(413)
	(481)	341	213
Unrealized holding gains/(losses) on available-for-sale securities, net	97	(152)	(121)
Reclassification adjustments for (gains)/losses included in net income(b)	(7)	42	(141)
	89	(111)	(261)
Benefit plans: prior service (costs)/credits and other, net	(16)	193	(25)
Reclassification adjustments related to amortization of prior service costs and other, net	(84)	(109)	(117)
Reclassification adjustments related to curtailments of prior service costs and other, net	(52)	—	(15)
	(152)	84	(157)
Other comprehensive income/(loss), before tax	(725)	347	246
Tax provision/(benefit) on other comprehensive income/(loss)	(486)	231	(85)
Other comprehensive income/(loss) before allocation to noncontrolling interests	$(239)	$116	$331

Comprehensive income/(loss) before allocation to noncontrolling interests	$7,573	$8,178	$2,488
Less: Comprehensive income/(loss) attributable to noncontrolling interests	29	28	26
Comprehensive income/(loss) attributable to Pfizer Inc.	$7,544	$8,149	$2,462
(a)Reclassified into Other (income)/deductions—net and Cost of sales. See Note 7E.
(b)Reclassified into Other (income)/deductions—net.
See Accompanying Notes.

Pfizer Inc.	2025 Form 10-K	53

Consolidated Balance Sheets
Pfizer Inc. and Subsidiary Companies

	As of December 31,
(MILLIONS, EXCEPT PER SHARE DATA)	2025	2024

Assets
Cash and cash equivalents	$1,142	$1,043
Short-term investments	12,454	19,434
Trade accounts receivable, net of allowance for doubtful accounts: 2025—$427; 2024—$438	11,874	11,463
Inventories	10,654	10,851
Current tax assets	3,967	3,314
Other current assets	2,808	4,253
Total current assets	42,898	50,358
Long-term investments	1,621	2,228
Property, plant and equipment, net	19,317	18,393
Identifiable intangible assets, net	53,731	55,411
Goodwill	71,264	68,527
Noncurrent deferred tax assets and other noncurrent tax assets	9,699	8,662
Other noncurrent assets	9,631	9,817
Total assets	$208,160	$213,396

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2025—$2,997; 2024—$3,747	$3,154	$6,946
Trade accounts payable	5,240	5,633
Dividends payable	2,445	2,437
Income taxes payable	3,103	2,910
Accrued compensation and related items	3,610	3,838
Deferred revenues	784	1,511
Other current liabilities	18,648	19,720
Total current liabilities	36,984	42,995
Long-term debt	61,641	57,405
Pension and postretirement benefit obligations	2,041	2,115
Noncurrent deferred tax liabilities	2,401	2,122
Other taxes payable	3,591	6,112
Other noncurrent liabilities	14,725	14,150
Total liabilities	121,385	124,899

Commitments and Contingencies

Common stock, $0.05 par value; 12,000 shares authorized; issued: 2025—9,621; 2024—9,593	481	480
Additional paid-in capital	94,469	93,603
Treasury stock, shares at cost: 2025—3,935; 2024—3,926	(115,015)	(114,763)
Retained earnings	114,610	116,725
Accumulated other comprehensive loss	(8,069)	(7,842)
Total Pfizer Inc. shareholders’ equity	86,476	88,203
Equity attributable to noncontrolling interests	299	294
Total equity	86,775	88,497
Total liabilities and equity	$208,160	$213,396
See Accompanying Notes.

Pfizer Inc.	2025 Form 10-K	54

Consolidated Statements of Equity
Pfizer Inc. and Subsidiary Companies

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share - holders’ Equity	Non-controlling Interests	Total Equity
Balance, January 1, 2023	9,519	$476	$91,802	(3,903)	$(113,969)	$125,656	$(8,304)	$95,661	$256	$95,916
Net income						2,119		2,119	39	2,158
Other comprehensive income/(loss), net of tax							343	343	(12)	331
Cash dividends declared, per share: $1.65
Common stock						(9,316)		(9,316)		(9,316)
Noncontrolling interests								—	(8)	(8)
Share-based payment transactions	43	2	829	(12)	(518)	(106)		208		208
Other	—	—	—	—	—	—		—	—	—
Balance, December 31, 2023	9,562	478	92,631	(3,916)	(114,487)	118,353	(7,961)	89,014	274	89,288
Net income						8,031		8,031	31	8,062
Other comprehensive income/(loss), net of tax							118	118	(3)	116
Cash dividends declared, per share: $1.69
Common stock						(9,577)		(9,577)		(9,577)
Noncontrolling interests								—	(7)	(7)
Share-based payment transactions	31	2	972	(10)	(276)	(107)		591		591
Other	—	—	—	—	—	25		25	(1)	23
Balance, December 31, 2024	9,593	480	93,603	(3,926)	(114,763)	116,725	(7,842)	88,203	294	88,497
Net income						7,771		7,771	41	7,812
Other comprehensive income/(loss), net of tax							(227)	(227)	(12)	(239)
Cash dividends declared, per share: $1.72
Common stock						(9,779)		(9,779)		(9,779)
Noncontrolling interests								—	(30)	(30)
Share-based payment transactions	28	1	866	(10)	(251)	(107)		509		509
Other			—	—	—	(1)		(1)	6	6
Balance, December 31, 2025	9,621	$481	$94,469	(3,935)	$(115,015)	$114,610	$(8,069)	$86,476	$299	$86,775

See Accompanying Notes.

Pfizer Inc.	2025 Form 10-K	55

Consolidated Statements of Cash Flows
Pfizer Inc. and Subsidiary Companies

	Year Ended December 31,
(MILLIONS)	2025	2024	2023

Operating Activities
Net income before allocation to noncontrolling interests	$7,812	$8,062	$2,158
Discontinued operations—net of tax	25	11	(15)
Net income from continuing operations before allocation to noncontrolling interests	7,787	8,051	2,172
Adjustments to reconcile net income from continuing operations before allocation to noncontrolling interests to net cash provided by/(used in) operating activities:
Depreciation and amortization	6,592	7,013	6,290
Asset write-offs and impairments	5,270	4,242	3,408
Deferred taxes	(2,133)	(2,102)	(3,442)
Share-based compensation expense	799	877	525
Benefit plan contributions in excess of expense/income	(786)	(12)	(787)
Inventory write-offs and related charges associated with COVID-19 products(a)	—	—	6,199
Other adjustments, net	(470)	(2,260)	(3,492)
Other changes in assets and liabilities, net of acquisitions and divestitures:
Trade accounts receivable	(263)	(109)	347
Inventories(a)	561	(854)	(1,169)
Other assets	1,289	3,380	(663)
Trade accounts payable	(469)	(1,023)	(300)
Other liabilities(b)	(3,667)	(3,115)	595
Other tax accounts, net	(2,805)	(1,345)	(982)
Net cash provided by/(used in) operating activities	11,704	12,744	8,700

Investing Activities
Purchases of property, plant and equipment	(2,629)	(2,909)	(3,907)
Purchases of short-term investments	(14,356)	(10,133)	(30,974)
Proceeds from redemptions/sales of short-term investments	17,959	4,128	39,264
Net (purchases of)/proceeds from redemptions/sales of short-term investments with original maturities of three months or less	(2,675)	3,136	5,174
Purchases of long-term investments	(294)	(180)	(204)
Proceeds from redemptions/sales of long-term investments	1,095	1,570	1,979
Proceeds from partial sales of investment in Haleon(c)	6,311	7,040	—
Acquisitions of businesses, net of cash acquired	(6,927)	—	(43,430)
Other investing activities, net	165	2	(179)
Net cash provided by/(used in) investing activities	(1,351)	2,652	(32,278)

Financing Activities
Proceeds from short-term borrowings	—	8,907	4,525
Payments on short-term borrowings	(2,199)	(11,226)	(3)
Net (payments on)/proceeds from short-term borrowings with original maturities of three months or less	(796)	(2,590)	3,161
Proceeds from issuance of long-term debt	9,678	—	30,831
Payments on long-term debt	(6,757)	(2,250)	(2,569)
Cash dividends paid	(9,771)	(9,512)	(9,247)
Other financing activities, net	(458)	(469)	(631)
Net cash provided by/(used in) financing activities	(10,304)	(17,140)	26,066
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	41	(66)	(40)
Net increase/(decrease) in cash and cash equivalents and restricted cash and cash equivalents	91	(1,810)	2,448
Cash and cash equivalents and restricted cash and cash equivalents, at beginning of period	1,107	2,917	468
Cash and cash equivalents and restricted cash and cash equivalents, at end of period	$1,197	$1,107	$2,917

- Continued -

Pfizer Inc.	2025 Form 10-K	56

Consolidated Statements of Cash Flows
Pfizer Inc. and Subsidiary Companies

	Year Ended December 31,
	2025	2024	2023
Supplemental Cash Flow Information
Cash paid/(received) during the period for:
Income taxes	$4,688	$3,605	$3,147
Interest paid	2,739	3,227	2,215
Interest rate hedges	140	178	134

Non-cash transaction:
Right-of-use assets obtained in exchange for lease liabilities	$288	$283	$614
(a)See Note 17A.
(b)See Note 17C.
(c)See Note 2C.
See Accompanying Notes.

Pfizer Inc.	2025 Form 10-K	57

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
On December 14, 2023, we completed the acquisition of Seagen. In addition, other acquisitions and business development activities completed in 2025, 2024 and 2023 impacted financial results in the periods presented. See Note 2.
We have made certain reclassification adjustments to conform prior-period amounts to the current presentation, including in the third quarter of 2025, when we reclassified certain costs for corporate affairs previously reported in Other business activities to Biopharma (see Note 17A).
Certain amounts in the consolidated financial statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts.
B. New Accounting Standards Adopted in 2025
In the fourth quarter of 2025, we adopted a new accounting standard which requires enhanced disclosures primarily related to existing rate reconciliation and income taxes paid information. The standard was applied prospectively. As this accounting standard only impacts disclosures, the adoption did not impact our consolidated financial statements. See Note 5.
In the third quarter of 2025, we early adopted a new accounting standard, which adds a scope exception to exclude from derivative accounting non-exchange-traded contracts with variables (referred to as “underlyings”) that are based on operations or activities specific to one of the parties to the contract. This new scope exception may apply to certain R&D funding arrangements. When adopted early in an interim reporting period, application of the standard is required as of the beginning of the current annual reporting period. We had no contracts or embedded features that were accounted for as derivatives but are no longer accounted for as derivatives as a result of applying the new standard. The adoption of this new accounting standard had no impact to our consolidated financial statements.
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

Pfizer Inc.	2025 Form 10-K	58

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
•Contingent consideration liabilities—probability-weighted discounted cash flow model and unobservable inputs, which requires the use of significant judgment or estimates, including projections representative of a market participant’s view of the expected cash payments associated with the agreed upon development and regulatory milestones primarily based on probabilities of technical success, timing of the potential milestone events for the compounds, and estimated discount rates.
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

Pfizer Inc.	2025 Form 10-K	59

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
The following outlines our common sales arrangements:
•Customers––Our prescription biopharmaceutical products, with the exception of Paxlovid in 2023, are sold principally to wholesalers, but we also sell directly to retailers, hospitals, clinics, government agencies and pharmacies. In 2023, we principally sold Paxlovid globally to government agencies. Our vaccines in the U.S. are primarily sold directly to the federal government (including the CDC), wholesalers, individual provider offices, retail pharmacies and integrated delivery systems. Our vaccines outside the U.S. are primarily sold to government and non-government institutions. Certain products in our portfolio are subject to seasonality of demand and Paxlovid revenues trend with infection rates. Prescription pharmaceutical products that ultimately are used by patients are generally covered under governmental programs, managed care programs and insurance programs, including those managed through PBMs in the U.S; and are subject to sales allowances and/or rebates payable directly to those programs. Those sales allowances and rebates are generally negotiated, but government programs may have legislated amounts by type of product (e.g., patented or unpatented).
Specifically:
•In the U.S., we sell our products principally to distributors and hospitals. We also have contracts with managed care programs or PBMs and legislatively mandated contracts with the federal and state governments under which we provide rebates based on medicines utilized by the lives they cover. We record provisions for Medicare, Medicaid, and performance-based contract pharmaceutical rebates based upon our experience ratio of rebates paid and actual prescriptions written during prior periods. We apply the experience ratio to the respective period’s sales to determine the rebate accrual and related expense. This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable. We estimate discounts on branded prescription drug sales in prior periods to Medicare Part D participants in the Medicare “coverage gap,” also known as the “doughnut hole,” (applicable through 2024) and discounts in the initial coverage and catastrophic phases under the Manufacturer Discount Program (effective January 1, 2025) based on historical beneficiary prescription experience and expected utilization resulting from the applicable discount, whether in the coverage gap or under the Manufacturer Discount Program, respectively. For performance-based contract rebates, we also consider current contract terms, such as changes in formulary status and rebate rates.
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
We recorded revenues of more than $1 billion for each of 12 products in 2025, for each of 11 products in 2024 and for each of nine products in 2023, and these revenues represented 65%, 66% and 64% of our Total revenues in 2025, 2024 and 2023, respectively. See Note 17C. The loss or expiration of intellectual property rights can have a significant adverse effect on our revenues as our contracts with customers will generally be at lower selling prices and lower volumes due to added generic competition. We generally provide for higher sales returns during the period in which individual markets begin to near the loss or expiration of intellectual property rights.

Our accruals for Medicare, Medicaid and related state program and performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts are as follows:
	As of December 31,
(MILLIONS)	2025	2024
Reserve against Trade accounts receivable, less allowance for doubtful accounts	$1,803	$1,627

Other current liabilities:
Accrued rebates	7,909	7,195
Other accruals	750	972

Other noncurrent liabilities	1,204	1,029
Total accrued rebates and other sales-related accruals	$11,666	$10,822
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

Pfizer Inc.	2025 Form 10-K	60

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
During 2025 and 2024, additions to the allowance for credit losses, write-offs and recoveries of customer receivables were not material to our consolidated financial statements.
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
Reimbursements to or from our collaboration partners for development costs are typically recorded in Research and development expenses. Upfront payments and pre-approval milestone payments due from us to our collaboration partners in development stage collaborations are recorded as Acquired in-process research and development expenses. Milestone payments due from us to our collaboration partners after regulatory approval has been attained for a medicine are recorded in Identifiable intangible assets, net—developed technology rights. Upfront and pre-approval milestone payments earned from our collaboration partners by us are recognized in Other (income)/deductions—net over the development period for the products, when our performance obligations include providing R&D services to our collaboration partners. Upfront, pre-approval and post-approval milestone payments earned by us may be recognized in Other (income)/deductions—net immediately when earned or over other periods depending upon the nature of our performance obligations in the applicable collaboration. Where the milestone event is regulatory approval for a medicine, we generally recognize milestone payments due to us in the transaction price when regulatory approval in the applicable jurisdiction has been attained. We may recognize milestone payments due to us in the transaction price earlier than the milestone event in certain circumstances when recognition of the income would not be probable of a significant reversal.
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
J. Selling, Informational and Administrative Expenses
Selling, informational and administrative costs are expensed as incurred. Among other things, these expenses include the internal and external costs of marketing, advertising, shipping and handling, digital and legal defense. Advertising expenses totaled approximately $2.7 billion in 2025, $3.3 billion in 2024 and $3.7 billion in 2023. Production costs are expensed as incurred and the costs of TV, radio, and other electronic media and publications are expensed when the related advertising occurs.
K. Research and Development Expenses
R&D costs are expensed as incurred. These expenses include the costs of our proprietary R&D efforts, as well as R&D activities performed in connection with certain licensing arrangements.
L. Acquired In-Process Research and Development Expenses
Before a compound receives regulatory approval, we record upfront and milestone payments we make to third parties under licensing and collaboration arrangements as expense. Upfront payments are recorded when incurred, and milestone payments are recorded when the specific milestone has been achieved. Once a compound receives regulatory approval, we record any milestone payments in Identifiable intangible assets, net and, unless the asset is determined to have an indefinite life, we typically amortize the payments on a straight-line basis over the remaining agreement term or the expected product life cycle, whichever is shorter. Acquired in-process research and development expenses includes costs incurred in connection with (a) all upfront and milestone payments on collaboration and in-license agreements, including premiums on equity securities and (b) asset acquisitions of acquired IPR&D.

Pfizer Inc.	2025 Form 10-K	61

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
•In connection with acquisition activity, we typically incur costs associated with executing the transactions, integrating the acquired operations (which may include expenditures for consulting and the integration of systems and processes), and restructuring the combined company (which may include charges related to employees, assets and activities that will not continue in the combined company); and
•In connection with our cost-reduction/productivity initiatives, we typically incur costs and charges for site closings and other facility rationalization actions, workforce reductions and the expansion of shared services, including the development of global systems, and digital enablement.
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

Pfizer Inc.	2025 Form 10-K	62

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
Q. Income Taxes
Income taxes are accounted for under the asset and liability method. Provisions for federal, state and foreign income taxes are calculated on reported pre-tax earnings based on tax laws currently in effect. Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting based on enacted tax laws and rates and are adjusted for changes in tax laws and rates when such changes are enacted. Deferred taxes related to GILTI (NCTI) for taxable years starting after December 31, 2025 are also recognized for the future tax effects of temporary differences.
We provide a valuation allowance when we believe that our deferred tax assets are not recoverable based on an assessment of estimated future taxable income that incorporates ongoing, prudent and feasible tax-planning strategies, that would be implemented, if necessary, to realize the deferred tax assets. Amounts recorded for valuation allowances require judgments about future income which can depend heavily on estimates and assumptions. All deferred tax assets and liabilities within the same tax jurisdiction are presented as a net amount in the noncurrent deferred tax assets or noncurrent deferred tax liabilities sections of our consolidated balance sheet.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position, based on its technical merits, will be sustained upon examination by the taxing authority. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution. We regularly monitor our position and subsequently recognize the unrecognized tax benefit: (i) if there are changes in tax law, analogous case law or there is new information that sufficiently raise the likelihood of prevailing on the technical merits of the position to “more likely than not”; (ii) if the statute of limitations expires; or (iii) if there is a completion of an audit resulting in a favorable settlement of that tax year with the appropriate agency.
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
See Note 5 for further information regarding income taxes.
R. Pension and Postretirement Benefit Plans
The majority of our employees worldwide are covered by defined benefit pension plans, defined contribution plans or both. In the U.S., we have both IRC-qualified and supplemental (non-qualified) defined benefit plans and defined contribution plans, as well as other postretirement benefit plans consisting primarily of medical insurance for retirees and their eligible dependents. Net periodic pension and postretirement benefit costs other than the service costs are recognized in Other (income)/deductions—net. We immediately recognize actuarial gains and losses arising from the remeasurement of our pension and postretirement plans (mark-to-market accounting). Each time a pension or postretirement plan is remeasured, the actuarial gain or loss is recognized immediately and classified as Other (income)/deductions––net. We recognize the overfunded or underfunded status of each of our defined benefit plans as an asset or liability. The obligations are generally measured at the actuarial present value of all benefits attributable to employee service rendered, as provided by the applicable benefit formula. Our pension and other postretirement obligations may be determined using certain assumptions. See Note 11B.
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

Pfizer Inc.	2025 Form 10-K	63

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
Note 2. Acquisitions, Divestitures, Equity-Method Investments, Collaborative Arrangements, Research and Development Arrangements and In-Licensing Arrangements
A. Acquisitions
Metsera––On November 13, 2025, we acquired Metsera, a clinical-stage biopharmaceutical company accelerating the next generation of medicines for obesity and cardiometabolic diseases, for $65.60 per share in cash plus a contingent value right (CVR) of up to $20.65 per share in potential additional payments (up to $2.3 billion) tied to the achievement of three specified milestones: $4.60 per share following the Phase 3 clinical trial start of Metsera’s injectable GLP-1 receptor antagonist MET-097i+amylin analog MET-233i combination, $6.40 per share following FDA approval of Metsera’s monthly MET-097i monotherapy and $9.65 per share following FDA approval of Metsera’s monthly MET-097i+MET-233i combination. The total fair value of the consideration transferred was $8.0 billion ($7.8 billion net of cash acquired), which includes the fair value of $632 million for the noncash CVRs and $475 million for employee stock awards related to pre-acquisition service. In addition, $129 million in post-closing compensation expense for Metsera employee incentive awards was recorded in Restructuring charges and certain acquisition-related costs.
In connection with this business combination, we provisionally recorded: (i) $8.0 billion of identifiable intangible assets, net, consisting of IPR&D, (ii) $2.2 billion of Goodwill, (iii) $1.7 billion of net deferred tax liabilities, and (iv) $635 million of contingent consideration liability assumed from Metsera. Goodwill resulted primarily from the recognition of deferred tax liabilities, is related to our Biopharma segment (see Note 10) and is not deductible for tax purposes. The contingent consideration liability was recorded at fair value and relates to Metsera’s 2023 acquisition of Zihipp Ltd (Zihipp). As a part of that transaction, the former Zihipp shareholders are entitled to future potential development, regulatory and commercialization milestones, along with low-single digit royalties on net product sales on the MET-097i and MET-233i product candidates. The allocation of the consideration transferred to the assets acquired and liabilities assumed has not yet been finalized.
Pro forma information has not been presented because this acquisition is not material to our consolidated financial statements.
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
The final allocation of the consideration transferred to the assets acquired and the liabilities assumed has been completed and is summarized in the following table:

(MILLIONS)	Final Amounts Recognized as of Acquisition Date
Working capital, excluding inventories(a)	$621
Inventories(b)	3,273
Property, plant and equipment	280
Identifiable intangible assets, excluding in-process research and development(c)	7,920
In-process research and development	19,900
Other noncurrent assets	59
Net income tax accounts(d)	(4,779)
Other noncurrent liabilities	(187)
Total identifiable net assets	27,086
Goodwill	17,148
Net assets acquired/total consideration transferred	$44,234
(a)Includes cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued compensation and other current liabilities.
(b)Comprised of $1.1 billion current inventories and $2.1 billion noncurrent inventories.
(c)Comprised mainly of $7.5 billion of finite-lived developed technology rights with an estimated weighted-average life of approximately 18 years.
(d)Included primarily in Noncurrent deferred tax liabilities.
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

Pfizer Inc.	2025 Form 10-K	64

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
•Tax Matters—In the ordinary course of business, Seagen incurs liabilities for income taxes. Income taxes are exceptions to both the recognition and fair value measurement principles associated with the accounting for business combinations. Reserves for income tax contingencies continue to be measured under the benefit recognition model. Net liabilities for income taxes as of the acquisition date were $4.8 billion, including $48 million for uncertain tax positions. The net tax liability includes $6.3 billion for the tax impact of fair value adjustments, partially offset by $1.5 billion for deferred tax assets on which Seagen had recognized a valuation allowance.
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
The following table provides unaudited U.S. GAAP supplemental pro forma information as if the acquisition of Seagen had occurred on January 1, 2022:

Unaudited Supplemental Pro Forma Consolidated Results
(MILLIONS, EXCEPT PER SHARE DATA)	Year Ended December 31, 2023
Revenues	$61,893
Net income/(loss) attributable to Pfizer Inc. common shareholders	(1,481)
Diluted earnings/(loss) per share attributable to Pfizer Inc. common shareholders	(0.26)
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
The unaudited supplemental pro forma financial information includes various assumptions, including those related to the purchase price allocation of the assets acquired and the liabilities assumed from Seagen. The historical U.S. GAAP financial information of Pfizer and Seagen was adjusted, primarily for the following pre-tax adjustments for the year ended December 31, 2023:
•Additional amortization expense of approximately $553 million related to the fair value of identifiable intangible assets acquired.
•Additional expense related to the fair value adjustment to acquisition-date inventory estimated to have been sold of approximately $755 million.
•Additional estimated interest expense of approximately $984 million related to the debt issued by Pfizer and the commercial paper borrowings to partially finance the acquisition.
•Elimination of interest income of approximately $1.2 billion related to the debt issuance proceeds that were invested prior to the acquisition date and associated with money market funds under the assumption that a portion of these funds would have been liquidated to partially finance the acquisition.
The above adjustments were then adjusted for the applicable tax impact using an estimated weighted-average statutory tax rate applied to the applicable pro forma adjustments.
The acquisition of Seagen had no impact on Pfizer’s weighted-average shares as no shares were issued.

Pfizer Inc.	2025 Form 10-K	65

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
Upjohn Separation and Combination with Mylan––In connection with the 2020 spin-off and the combination of the Upjohn Business with Mylan to form Viatris, Pfizer and Viatris entered into various agreements, including a separation and distribution agreement, interim operating models, including agency arrangements, MSAs, TSAs, a tax matters agreement, and an employee matters agreement, among others. The interim agency operating model arrangements primarily include billings, collections and remittance of rebates that we are performing on a transitional basis on behalf of Viatris. Under the MSAs, Pfizer or Viatris, as the case may be, manufactures, labels and packages products for the other party. The terms of the MSAs range in initial duration from four to seven years post-separation. Services under the TSAs were largely completed as of December 31, 2023. Amounts recorded under the above agreements in 2025, 2024 and 2023 were not material to our operations. Net amounts due to Viatris under the above agreements were $179 million as of December 31, 2025 and $105 million as of December 31, 2024. The cash flows associated with the above agreements are included in Net cash provided by/(used in) operating activities.
C. Equity-Method Investments
Haleon––Haleon, is an independent, publicly traded company listed on the London Stock Exchange that holds the joint historical consumer healthcare business of GSK and Pfizer. We owned 32% of Haleon as of December 31, 2023. In March 2024, we sold approximately 30% of our investment in Haleon through the sale of 791 million ordinary shares in a global public offering, and the sale of 102 million ordinary shares directly to Haleon, for $3.5 billion. In October 2024, we sold approximately 34% of our remaining investment in Haleon through the sale of 640 million ordinary shares in a global public offering, and the sale of 61 million ordinary shares directly to Haleon, for $3.5 billion. We recognized total gains on these sales of our Haleon shares of $945 million during 2024 in Other (income)/deductions––net (see Note 4). After the October 2024 share sale, we owned approximately 15% of the outstanding voting shares of Haleon as of December 31, 2024. We sold the remaining portion of our investment in Haleon for $6.3 billion and recognized a net loss on the sale of $144 million in the first quarter of 2025 in Other (income)/deductions––net.
Through the third quarter of 2024, we accounted for our Haleon investment under the equity method and recorded our share of earnings from Haleon on a quarterly basis on a one-quarter lag in Other (income)/deductions––net. As Haleon was a foreign investee whose reporting currency is the U.K. pound, we translated its financial statements into U.S. dollars and recognized the impact of foreign currency translation adjustments in the carrying value of our investment and in other comprehensive income. With the reduction in our Haleon ownership percentage and board representation after the October 2024 sale, we no longer had the ability to exercise significant influence over the operating and financial policies of Haleon. As a result, we discontinued the application of the equity method to our Haleon investment, and began to account for the investment as an equity security with a readily determinable fair value, which was carried at fair value, with changes in fair value reported in Other (income)/deductions––net, until its disposition in the first quarter of 2025. See Note 4.

The following table summarizes the change in the carrying value of our investment in Haleon while subject to the equity method during 2024:
(MILLIONS)	2024
Beginning carrying value reported in Equity-method investments	$11,451
Carrying value of shares sold	(6,113)
Dividends	(212)
Currency translation adjustments and other(a)	341
Basis difference adjustments and amortization(b), (c)	(91)
Pfizer share of Haleon investee capital transaction(b), (d)	(44)
Pfizer share of Haleon earnings(b)	224
Reclassification of accumulated other comprehensive income balances in Equity-method investments(e)	(143)
Transfer of carrying value to Short-term investments(f)	(5,411)
Ending carrying value	$—
(a)See Note 6.
(b)Included in Other (income)/deductions––net.
(c)Adjustments include (i) the impact of Haleon’s brand divestitures and impairments of intangible assets and (ii) changes in Haleon’s tax rates on intangible asset-related deferred tax liabilities.
(d)Includes (i) a decrease of $91 million recorded in the second quarter of 2024 for Pfizer’s share of an investee capital transaction recognized by Haleon for treasury stock Haleon purchased in the first quarter of 2024 and (ii) an increase of $46 million recorded in the third quarter of 2024 for the impact of the reduction in Pfizer’s ownership from approximately 32% to approximately 23% as applied to dividends with a record date in the first quarter of 2024, which were recognized in Haleon’s second quarter 2024 financial statements.
(e)Activity primarily represents foreign currency translation balances in accumulated other comprehensive income related to the equity-method investment in Haleon that were reclassified into equity-method investments upon our loss of significant influence over Haleon and our discontinuance of the equity method for the Haleon investment.
(f)The final carrying value of our equity-method investment in Haleon was reclassified to Short-term investments and was accounted for as an equity investment with a readily determinable fair value, until its disposition in the first quarter of 2025.
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

Pfizer Inc.	2025 Form 10-K	66

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

reduced to zero due to the recognition of cumulative equity-method losses and dividends, and therefore we no longer record our proportionate share of ViiV’s net income (loss) in our results of operations. Since 2016, we have recognized dividends from ViiV as income in Other (income)/deductions––net when earned, including dividends of $265 million in 2025, $272 million in 2024 and $265 million in 2023 (see
Note 4).

Summarized financial information for our equity-method investee, ViiV, as of December 31, 2025 and 2024 and for the years ending December 31, 2025, 2024, and 2023 is as follows:
	As of December 31,
(MILLIONS)	2025	2024
Current assets	$4,991	$4,338
Noncurrent assets	3,297	3,223
Total assets	$8,288	$7,561

Current liabilities	$4,714	$4,280
Noncurrent liabilities	5,735	6,205
Total liabilities	$10,449	$10,485

Total net equity/(deficit) attributable to shareholders	$(2,161)	$(2,924)

	Year Ended December 31,
(MILLIONS)	2025	2024	2023
Net sales	$9,824	$8,971	$7,845
Cost of sales	(1,637)	(1,360)	(1,060)
Gross profit	$8,187	$7,611	$6,785
Income from continuing operations	4,277	3,062	3,090
Net income	4,277	3,062	3,090
Income attributable to shareholders	4,277	3,062	3,090
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
Summarized Financial Information for Collaborative Arrangements

The following provides the amounts and classification of payments (income/(expense)) between us and our collaboration partners:
	Year Ended December 31,
(MILLIONS)	2025	2024	2023
Product revenues(a)	$150	$175	$212
Alliance revenues(b)	9,266	8,388	7,582
Royalty revenues(c)	1,130	923	605
Total revenues from collaborative arrangements	$10,546	$9,486	$8,400
Cost of sales(d)	$(2,181)	$(2,901)	$(4,277)
Selling, informational and administrative expenses(e)	(324)	(335)	(267)
Research and development expenses(f)	145	282	219
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
(e)Represents net reimbursements to our partners for SI&A expenses incurred.
(f)Represents net reimbursements from our partners for R&D expenses incurred.
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

Pfizer Inc.	2025 Form 10-K	67

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

treatments. As there is substantive transfer of risk to the financial partner, the development funding is recognized by us as an obligation to perform contractual services. We are recognizing the funding as a reduction of Research and development expenses using an attribution model over the period of the related expenses. The reduction to Research and development expenses in 2025 was $54 million. If successful, upon regulatory approval in the U.S. for the indication based on the applicable clinical trial, Abingworth will be eligible to receive an approval-based fixed milestone payment of up to $120 million payable to Abingworth over a period of approximately eighteen months. Following potential regulatory approval, Abingworth will be eligible to receive a combination of fixed milestone payments of up to $280 million in total based on achievement of certain levels of cumulative applicable net sales and payable to Abingworth over a period of approximately one year, as well as royalties based on mid-single digit percentage of the applicable net sales.
Research and Development Funding Arrangement with Blackstone––In March 2025, we entered into an arrangement with Blackstone under which we will receive up to a total of $326 million in 2025 through 2028 to co-fund our quarterly development costs for specified treatments. As there is substantive transfer of risk to the financial partner, the development funding is recognized by us as an obligation to perform contractual services. We are recognizing the funding as a reduction of Research and development expenses using an attribution model over the period of the related expenses. The reduction to Research and development expenses in 2025 was $102 million. If successful, upon regulatory approval in the U.S. or certain major markets in the EU for the indications based on the applicable clinical trials, Blackstone will be eligible to receive approval-based fixed milestone payments of up to $277 million payable to Blackstone over a period of one to three years. Following potential regulatory approval, Blackstone will be eligible to receive a combination of fixed milestone payments of up to $897 million in total based on achievement of certain levels of cumulative applicable net sales and payable to Blackstone over a period of five to seven years.
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
Research and Development Funding Arrangement with Blackstone––In April 2023, we entered into an arrangement with Blackstone under which we will receive up to a total of $550 million in 2023 through 2026 to co-fund our quarterly development costs for specified treatments. As there is substantive transfer of risk to the financial partner, the development funding is recognized by us as an obligation to perform contractual services. We are recognizing the funding as a reduction of Research and development expenses using an attribution model over the period of the related expenses. The reduction to Research and development expenses in 2025, 2024 and 2023 was $57 million, $135 million and $175 million, respectively. If successful, upon regulatory approval in the U.S. or certain major markets in the EU for the indications based on the applicable clinical trials, Blackstone will be eligible to receive approval-based fixed milestone payments of up to $468 million contingent upon the successful results of the clinical trials. Fixed milestone payments due upon approval will be recorded as intangible assets and amortized to Amortization of intangible assets over the shorter of the term of the agreement or estimated commercial life of the product. Following potential regulatory approval, Blackstone will be eligible to receive a combination of fixed milestone payments of up to $550 million in total based on achievement of certain levels of cumulative applicable net sales, as well as royalties based on a mid-to-high single digit percentage of the applicable net sales. Fixed sales-based milestone payments will be recorded as intangible assets and amortized to Amortization of intangible assets over the shorter of the term of the agreement or estimated commercial life of the product, and royalties on net sales will be recorded as Cost of sales when incurred.
F. In-Licensing Arrangements
In-Licensing Arrangement with YaoPharma––In December 2025, we entered into an exclusive global collaboration and in-license agreement with YaoPharma, a leading innovation-driven global healthcare company, for the development, manufacturing and commercialization of YP05002, a small molecule glucagon-like peptide 1 (GLP-1) receptor agonist currently in Phase 1 development for chronic weight management. Under the terms of the agreement, YaoPharma will complete an ongoing YP05002 Phase 1 clinical trial and grants Pfizer an exclusive license to further develop, manufacture and commercialize YP05002 worldwide. YaoPharma received an upfront payment of $150 million and is eligible to receive milestone payments associated with certain development, regulatory and commercial milestones up to $1.935 billion, as well as tiered royalties on sales, if approved.
In-Licensing Arrangement with 3SBio––In July 2025, we completed an exclusive global, ex-China, in-licensing agreement with 3SBio, a leading Chinese biopharmaceutical company, for the development, manufacturing and commercialization of SSGJ-707/PF-08634404, a bispecific antibody targeting PD-1 and vascular endothelial growth factor, currently undergoing several clinical trials in China. Under the terms of the agreement, 3SBio received an upfront payment of $1.25 billion and is eligible to receive milestone payments associated with certain development, regulatory and commercial milestones up to $4.8 billion as well as tiered double-digit royalties on sales of SSGJ-707/PF-08634404, if approved. Additionally, the agreement provides Pfizer the option to extend the license to include exclusive development and commercialization rights to SSGJ-707/PF-08634404 in China. In exchange for the option to the exclusive rights in China, we made an upfront payment to 3SBio of $100 million and, in the event the option is exercised, we would pay an option exercise fee of up to $50 million depending on future events. In connection with this transaction, we recorded a $1.35 billion charge in the third quarter of 2025 in Acquired in-process research and development expenses and presented it as a cash outflow from operating activities. We also made a $100 million equity investment in 3SBio.
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

Pfizer Inc.	2025 Form 10-K	68

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
Additionally, in connection with our efforts to simplify the structure and sharpen the focus of our R&D organization, in the first quarter of 2025, we expanded this program after having identified additional opportunities to drive improvements in productivity and operational efficiencies through enhanced digital enablement, including automation and AI, and simplification of business processes. We expect costs to implement these initiatives to be incurred through 2026 and to total approximately $600 million, primarily representing cash expenditures for severance, digital enablement and implementation, all of which is associated with our Biopharma segment. The majority of these costs were recorded in 2025, with cash outlays expected primarily in 2025 and 2026.
We expect costs associated with all the components of this program to total approximately $5.3 billion of which $3.7 billion is associated with the Biopharma segment.
From the start of this program through December 31, 2025, we incurred total costs of $4.2 billion, of which $3.2 billion is associated with our Biopharma segment (including $2.9 billion of restructuring charges).
B. Manufacturing Optimization Program
In the second quarter of 2024, we announced that we launched a multi-year, multi-phased program to reduce our costs of goods sold, which includes operational efficiencies, network structure changes, and product portfolio enhancements. The first phase of this program is primarily focused on operational efficiencies, and we expect costs for this first phase to total approximately $1.4 billion, primarily representing cash expenditures for severance and implementation costs, all of which is associated with our Biopharma segment. From the start of this program through December 31, 2025, we incurred costs of $1.1 billion (including $875 million of restructuring charges). These costs were recorded primarily through 2025, with cash outlays expected primarily through 2026.
C. Key Activities

The following summarizes costs and credits for acquisitions and cost-reduction/productivity initiatives:
	Year Ended December 31,
(MILLIONS)	2025	2024	2023
Restructuring charges/(credits):
Employee terminations	$684	$1,152	$1,622
Asset impairments	349	432	227
Exit costs	59	403	119
Restructuring charges/(credits)(a)	1,092	1,987	1,968
Transaction costs(b)	118	5	190
Integration costs and other(c)	340	427	785
Restructuring charges and certain acquisition-related costs	1,550	2,419	2,943
Net periodic benefit costs/(credits) recorded in Other (income)/deductions––net	(78)	7	(7)
Inventory write-offs––recorded in Cost of sales	33	—	—
Additional depreciation––asset restructuring recorded in our consolidated statements of operations as follows(d):
Cost of sales	38	14	31
Selling, informational and administrative expenses	—	5	1
Research and development expenses	1	—	—
Total additional depreciation––asset restructuring	38	19	32
Implementation costs recorded in our consolidated statements of operations as follows(e):
Cost of sales	116	120	67
Selling, informational and administrative expenses	116	90	289
Research and development expenses	189	84	101
Total implementation costs	421	294	457
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$1,965	$2,738	$3,426
(a)Primarily represents cost-reduction initiatives. Amounts associated with our Biopharma segment: (i) charges of $691 million for 2025 (including charges of $920 million for our Realigning our Cost Base Program and credits of $288 million for our Manufacturing Optimization Program), (ii) charges of $1.8 billion for 2024 (including charges of $1.2 billion our Manufacturing Optimization Program and charges of $571 million for our Realigning our Cost Base Program) and (iii) charges of $1.5 billion for 2023 (including charges of $1.4 billion for our Realigning our Cost Base Program and charges of $3 million for our Transforming to a More Focused Company program, that we have substantially completed). For 2025 and 2024, Employee terminations include revisions of estimates of previously recorded accruals for severance benefits, driven in large part by higher-than-expected voluntary attrition.
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
(d)Represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.
(e)Represents incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

Pfizer Inc.	2025 Form 10-K	69

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The following summarizes the components and changes in restructuring accruals:
(MILLIONS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, January 1, 2024	$1,978	$—	$11	$1,988
Provision	1,152	432	403	1,987
Utilization and other(a)	(1,083)	(432)	(341)	(1,856)
Balance, December 31, 2024(b)	2,046	—	74	2,120
Provision	684	349	59	1,092
Utilization and other(a)	(947)	(349)	(6)	(1,302)
Balance, December 31, 2025(c)	$1,783	$—	$127	$1,910
(a)Other activity includes adjustments for foreign currency translation that are not material to our consolidated financial statements.
(b)Included in Other current liabilities ($1.7 billion) and Other noncurrent liabilities ($437 million).
(c)Included in Other current liabilities ($1.4 billion) and Other noncurrent liabilities ($466 million).
Note 4. Other (Income)/Deductions—Net

Components of Other (income)/deductions––net include:
	Year Ended December 31,
(MILLIONS)	2025	2024	2023
Interest income	$(603)	$(545)	$(1,624)
Interest expense(a)	2,671	3,091	2,209
Net interest expense	2,068	2,546	585
Net (gains)/losses recognized during the period on equity securities(b)	67	(1,008)	(1,590)
Income from collaborations, out-licensing arrangements and sales of compound/product rights	(192)	(42)	(154)
Net periodic benefit costs/(credits) other than service costs	(678)	154	(610)
Certain legal matters, net(c)	1,057	567	474
Certain asset impairments(d)	4,940	3,295	3,024
Haleon equity method (income)/loss(e)	—	(102)	(505)
Other, net(f)	(538)	(1,022)	(1,002)
Other (income)/deductions––net	$6,724	$4,388	$222
(a)Capitalized interest totaled $166 million in 2025, $182 million in 2024 and $160 million in 2023.
(b)2024 net gains primarily included, among other things, an unrealized gain of $1.0 billion related to our previous investment in Haleon, which was carried at fair value at December 31, 2024 (see Note 2C). 2023 net gains primarily included, among other things, a realized gain of $1.7 billion related to our investment in Telavant Holdings, Inc. and unrealized gains of $297 million related to our investment in Cerevel Therapeutics Holdings, Inc., partially offset by unrealized losses of $292 million related to our investment in BioNTech.
(c)2025 primarily includes certain product liability and other legal expenses related to products discontinued and/or divested by Pfizer. 2024 primarily included certain product liability expenses related to products discontinued and/or divested by Pfizer. 2023 primarily included certain product liability and other legal expenses related to products discontinued and/or divested by Pfizer and legal obligations related to pre-acquisition matters.
(d)The amount for 2025 represents intangible asset impairment charges, associated with our Biopharma segment, primarily due to changes in development plans and updated long-range commercial forecasts, composed of: (i) $3.9 billion in impairments of IPR&D assets primarily including $1.6 billion for disitamab vedotin, $820 million for Tukysa (tucatinib) and $820 million for osivelotor, and (ii) $1.0 billion in impairments primarily for certain U.S. sterile injectable and hospital products. The amount for 2024 primarily represented intangible asset impairment charges, and included $2.9 billion associated with our Biopharma segment, due to changes in development plans and updated long-range commercial forecasts, primarily composed of: (i) $1.0 billion for B7H4V (felmetatug vedotin), a Phase 1 IPR&D asset, (ii) $475 million for Medrol, a finite-lived brand, (iii) $435 million for Zavzpret nasal spray developed technology rights, (iv) $400 million and $200 million for Tukysa and disitamab vedotin, respectively, IPR&D assets reflecting emerging competition, as well as (v) other developed technology rights, IPR&D impairments and a finite-lived licensing agreement totaling $436 million which also included de-prioritization of certain assets. The amount for 2023 primarily represented intangible asset impairment charges of $3.0 billion, of which $2.9 billion was associated with our Biopharma segment, including: (i) $1.4 billion for etrasimod (Velsipity) IPR&D, based on a change in development plans for additional indications and overall revenue expectations, (ii) $964 million for Prevnar 13 developed technology rights due to updated commercial forecasts mainly reflecting a transition to vaccines with higher serotype coverage, as well as (iii) $486 million for various other IPR&D assets and developed technology rights, due to updated commercial forecasts mainly reflecting competitive pressures and/or prioritization decisions.
(e)See Note 2C.
(f)The amount for 2025 includes, among other things, dividend income of $265 million from our investment in ViiV. The amount for 2024 primarily included, among other things, (i) gains of $945 million on the partial sales of our previous investment in Haleon in March and October 2024, (ii) dividend income of $272 million from our investment in ViiV and (iii) a charge of $420 million recorded in the third quarter related to the expected sale of one of our facilities resulting from the discontinuation of our DMD program. 2023 included, among other things, (i) dividend income of $265 million from our investment in ViiV and $211 million from our investment in Nimbus resulting from Takeda’s acquisition of Nimbus’s oral, selective allosteric tyrosine kinase 2 (TYK2) inhibitor program subsidiary and (ii) a $222 million gain on the divestiture of our early-stage rare disease gene therapy portfolio to Alexion.

Pfizer Inc.	2025 Form 10-K	70

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Additional information about the intangible assets that were impaired during 2025 follows:
					Year Ended
	Fair Value(a)				December 31, 2025
(MILLIONS)	Amount	Level 1	Level 2	Level 3	Impairment
IPR&D(b)	$4,400	$—	$—	$4,400	$3,903
Developed technology rights(b)	185	—	—	185	560
Finite-lived brand(b)	—	—	—	—	240
Indefinite-lived licensing agreement(b)	—	—	—	—	210
Finite-lived licensing agreement(b)	—	—	—	—	27
Total	$4,585	$—	$—	$4,585	$4,940
(a)The fair value amounts reflect the remaining fair value for the assets that have been impaired as of the date of impairment, as these assets are not measured at fair value on a recurring basis. See also Note 1E.
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
For additional information on identifiable intangible assets, see Note 10.
Note 5. Tax Matters
As a result of the prospective adoption of ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), certain tables are presented in a different format not comparable to prior year disclosures, and certain data contained within the tables may be presented differently than in prior years.
A. Taxes on Income from Continuing Operations

Components of Income from continuing operations before provision/(benefit) for taxes on income include:
	Year Ended December 31,
(MILLIONS)	2025	2024	2023
United States	$776	$(637)	$(4,411)
International	6,744	8,660	5,469
Income from continuing operations before provision/(benefit) for taxes on income(a), (b)	$7,520	$8,023	$1,058
(a)2025 v. 2024––The domestic income in 2025 versus the domestic loss in 2024 is primarily attributable to a reduction in operating expenses and restructuring charges, partially offset by higher asset impairment and legal charges. The decrease in the international income in 2025 versus international income in 2024 is primarily attributable to higher asset impairment charges. For 2025, the data in this table conforms to the updated income tax disclosure guidance in accordance with ASU 2023-09.
(b)2024 v. 2023––The reduction in the domestic loss in 2024 versus the domestic loss in 2023 is primarily attributable to increased revenues offset by higher restructuring charges and asset impairment charges. The increase in the international income is primarily attributable to lower: Cost of Sales, Restructuring charges and certain acquisition-related costs and asset impairment charges.

Components of Provision/(benefit) for taxes on income based on the location of the taxing authorities include:
	Year Ended December 31,
(MILLIONS)	2025	2024	2023
Current tax expense (benefit):
U.S. Federal	$384	$453	$1,321
U.S. State and local	172	32	(135)
Foreign	1,310	1,588	1,142
Total current tax expense (benefit)	$1,866	$2,074	$2,328

Deferred tax expense (benefit):
U.S. Federal	$(1,826)	$(1,909)	$(2,606)
U.S. State and local	(61)	(293)	(184)
Foreign	(246)	100	(652)
Total deferred tax expense (benefit)	$(2,133)	$(2,102)	$(3,442)

Total income tax expense (benefit)
U.S. Federal	$(1,442)	$(1,456)	$(1,285)
U.S. State and local	112	(261)	(319)
Foreign	1,064	1,689	490
Provision/(benefit) for taxes on income	$(266)	$(28)	$(1,115)

Pfizer Inc.	2025 Form 10-K	71

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The changes in Provision/(benefit) for taxes on income impacting the effective tax rate year-over-year are summarized below:
2025 v. 2024
The tax benefit of $266 million for 2025 compared to the tax benefit of $28 million for 2024 was primarily due to a favorable change in the jurisdictional mix of earnings, tax benefits related to global income tax resolutions in multiple tax jurisdictions spanning multiple tax years, and the remeasurement of deferred tax liabilities due to the enactment of the OBBBA on July 4, 2025.
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
We elected, with the filing of our 2018 U.S. Federal Consolidated Income Tax Return, to pay our initial estimated $15 billion repatriation tax liability on accumulated post-1986 foreign earnings (Transition Tax liability) over eight years through 2026. The seventh annual installment was paid by its April 15, 2025 due date. The eighth and final annual installment is due April 15, 2026 and is reported in current Income taxes payable as of December 31, 2025. Our obligations may vary due to the availability of attributes such as foreign tax and other credit carryforwards or carrybacks.

Consistent with the disclosure requirements of ASU 2023-09, the table below summarizes income taxes paid (net of refunds received):
Year Ended December 31,
(MILLIONS)	2025
U.S. Federal taxes	$2,729
U.S. State and local taxes	101
Foreign taxes
Ireland	1,016
Other foreign jurisdictions	842
Total income taxes paid	$4,688

Consistent with our previous cash tax disclosures, the table below summarizes, cash taxes paid, net of refunds:
	Year Ended December 31,
(MILLIONS)	2024	2023
United States	$2,593	$1,923
International	1,012	1,224
Total	$3,605	$3,147

Pfizer Inc.	2025 Form 10-K	72

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

B. Tax Rate Reconciliation

The reconciliation of the U.S. statutory income tax rate to our effective tax rate for Income from continuing operations reflecting the requirements of ASU 2023-09, as adopted prospectively, follows:
	2025
	Millions	Percentage
U.S. federal statutory income tax	$1,579	21.0%
Domestic federal
Changes in tax laws or rates enacted in the current period	(153)	(2.0)
Cross border tax laws
Branches	(432)	(5.7)
Foreign-derived deduction-eligible income (FDDEI)	(172)	(2.3)
GILTI (NCTI)	187	2.5
Other(a)	(71)	(0.9)
Non-taxable or non-deductible items
Charitable contributions	(99)	(1.3)
Compensation	109	1.4
Other(a)	79	1.1
Tax credits
GILTI (NCTI)	(868)	(11.5)
Subpart-F income	(369)	(4.9)
R&D	(109)	(1.5)
Other(a)	(16)	(0.2)
Other reconciling items
Intercompany license agreement(s)	(221)	(2.9)
Other(a)	(10)	(0.1)
State income taxes, net of federal effects(b)	(4)	(0.1)
Foreign
India
Change in valuation allowance	(91)	(1.2)
Other(a)	(3)	—
Ireland
Statutory income tax rate differential	(268)	(3.6)
Intercompany license agreement(s)	118	1.6
Other(a)	57	0.8
Puerto Rico(c)	(81)	(1.1)
Singapore(d)
Varied income tax rates	(315)	(4.2)
Non-deductible interest expense	345	4.6
Other(a)	89	1.2
Other foreign jurisdictions	276	3.7
Worldwide changes in unrecognized tax benefits	177	2.4
Total	$(266)	(3.5)%
(a)Primarily comprises items which, individually, do not require separate disclosure pursuant to guidance provided in ASU 2023-09.
(b)State taxes in California, Kentucky and Tennessee make up the majority of the tax effect in this category.
(c)We have tax incentives pursuant to a grant that expires during 2053. Under such grant, we are partially exempt from income, property and municipal taxes.
(d)We have grants and incentive tax rates effective through 2048 on income from manufacturing and other operations.

Pfizer Inc.	2025 Form 10-K	73

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The reconciliation of the U.S. statutory income tax rate to our effective tax rate for Income from continuing operations, prior to the adoption of ASU 2023-09 and as previously disclosed, follows:
	2024	2023^
U.S. statutory income tax rate	21.0%	21.0%
Taxation of non-U.S. operations(a), (b)	(7.9)	(21.1)
Transition tax liability(c)	(6.0)	—
Tax settlements and resolution of certain tax positions(c)	(2.4)	(40.3)
Foreign-derived intangible income deduction	(1.2)	(33.1)
State & local taxes(d)	(2.5)	(22.4)
Charitable contributions	(1.7)	(7.3)
U.S. R&D tax credit	(1.8)	(15.8)
Interest(e)	2.2	13.5
All other, net(f)	0.1	0.2
Effective tax rate for income from continuing operations	(0.4)%	(105.4)%
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
(b)In both years, the reduction in our effective tax rate is a result of the jurisdictional location of earnings and is largely due to lower tax rates in certain jurisdictions, as well as manufacturing and other incentives for our subsidiaries in Singapore and, to a lesser extent, in Puerto Rico. We have Puerto Rican tax incentives pursuant to a grant that expires during 2053. Under such grant, we are partially exempt from income, property and municipal taxes. In Singapore, we have incentive tax rates effective through 2048 on income from manufacturing and other operations.
(c)See Note 5A.
(d)Includes the impact of U.S. state and local taxes and changes in the state valuation allowances including those related to the acquisition of Seagen.
(e)Includes changes in interest related to our uncertain tax positions not included in the reconciling item called “Tax settlements and resolution of certain tax positions”.
(f)All other, net is primarily due to routine business operations.
C. Deferred Taxes

Components of our deferred tax assets and liabilities, shown before jurisdictional netting, follows:
	2025 Deferred Tax^		2024 Deferred Tax^
(MILLIONS)	Assets	(Liabilities)	Assets	(Liabilities)
Prepaid/deferred items	$3,516	$(635)	$3,288	$(847)
Accrued/deferred royalties	1,051	—	1,306	—
Inventories	864	(372)	992	(702)
Intangible assets(a)	1,821	(8,810)	1,435	(9,066)
Property, plant and equipment	249	(1,771)	265	(1,751)
Employee benefits	842	(255)	1,002	(274)
Restructurings and other charges	388	—	462	—
Legal and product liability reserves	428	—	378	—
Research and development	7,235	—	7,635	—
Net operating loss/tax credit carryforwards(b)	1,763	—	2,028	—
Unremitted earnings	—	(76)	—	(69)
State and local tax adjustments	134	—	161	—
Investments(c)	234	(36)	73	(248)
All other	23	(12)	87	(66)
	18,547	(11,968)	19,112	(13,023)
Valuation allowances	(1,546)	—	(1,638)	—
Total deferred taxes	$17,001	$(11,968)	$17,474	$(13,023)
Net deferred tax asset/(liability)(d), (e)	$5,033		$4,451
^    The deferred tax assets and liabilities associated with GILTI (NCTI) are included in the relevant categories. See Note 1Q.

Pfizer Inc.	2025 Form 10-K	74

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

(a)The decrease in net deferred tax liabilities in 2025 is primarily due to the amortization of intangible assets and certain impairment charges, partially offset by the acquisition of intangible assets related to Metsera. See Note 2A.
(b)The amounts in 2025 and 2024 are reduced for unrecognized tax benefits of $636 million and $575 million, respectively, where we have net operating loss carryforwards, similar tax losses, and/or tax credit carryforwards that are available, under the tax law of the applicable jurisdiction, to settle any additional income taxes that would result from the disallowance of a tax position.
(c)The increase in net deferred tax assets in 2025 is primarily due to the sale of our remaining investment in Haleon. See Note 2C.
(d)In 2025, Noncurrent deferred tax assets and other noncurrent tax assets ($7.4 billion), and Noncurrent deferred tax liabilities ($2.4 billion). In 2024, Noncurrent deferred tax assets and other noncurrent tax assets ($6.6 billion), and Noncurrent deferred tax liabilities ($2.1 billion).
(e)Excludes indefinite- and definite-lived deferred tax assets for certain non-U.S. tax losses and interest carryforwards and U.S. state general business credits, totaling $9.9 billion and $11.3 billion for 2025 and 2024 respectively, given that management has determined based on applicable accounting rules that it is remote that these tax attributes will be utilized. In 2025, the elimination of certain legal entities resulted in the loss of attributes.
We have carryforwards, primarily related to net operating and capital losses, general business credits, foreign tax credits and charitable contributions, which are available to reduce future U.S. federal and/or state, as well as international, income taxes payable with either an indefinite life or expiring at various times from 2026 to 2045. Certain of our U.S. net operating losses and general business credits are subject to limitations under IRC Section 382.
As of December 31, 2025, we have not made a U.S. tax provision on $58.8 billion of unremitted earnings of our international subsidiaries. As these earnings are intended to be indefinitely reinvested overseas, the determination of a hypothetical unrecognized deferred tax liability as of December 31, 2025 is not practicable. The amount of indefinitely reinvested earnings is based on estimates and assumptions and subject to management evaluation, and is subject to change in the normal course of business based on operational cash flow, completion of local statutory financial statements and the finalization of tax returns and audits, among other things. Accordingly, we regularly update our earnings and profits analysis for such events.
D. Tax Contingencies
For a description of our accounting policies associated with accounting for income tax contingencies, see Note 1Q.
Uncertain Tax Positions
As tax law is complex and often subject to varied interpretations, it is uncertain whether some of our tax positions will be sustained upon audit. As of December 31, 2025, we had $2.2 billion and as of December 31, 2024, we had $2.0 billion in net unrecognized tax benefits, excluding associated interest.
•Tax assets for uncertain tax positions represent our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another tax jurisdiction. These potential benefits generally result from cooperative efforts among taxing authorities, as required by tax treaties to minimize double taxation, commonly referred to as the competent authority process. The recoverability of these assets, which we believe to be more likely than not, is dependent upon the actual payment of taxes in one tax jurisdiction and, in some cases, the successful petition for recovery in another tax jurisdiction. In 2025 and in 2024, tax assets for uncertain tax positions also include the filing of an amended income tax return relating to the Transition Tax liability under the TCJA. As of December 31, 2025, and 2024, we had $2.5 billion in assets associated with uncertain tax positions mainly included in Noncurrent deferred tax assets and other noncurrent tax assets.
•The majority of these unrecognized tax benefits, if recognized, would impact our effective income tax rate.

The reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:
(MILLIONS)	2025	2024	2023
Balance, beginning	$(4,530)	$(4,802)	$(4,494)
Acquisitions	(4)	8	(46)
Increases based on tax positions taken during a prior period(a), (b)	(298)	(934)	(158)
Decreases based on tax positions taken during a prior period(a), (c)	197	599	310
Decreases based on settlements for a prior period(c), (d)	112	911	85
Increases based on tax positions taken during the current period(a)	(375)	(433)	(515)
Impact of foreign exchange	(54)	52	(44)
Other, net(a), (e)	206	70	58
Balance, ending(f)	$(4,746)	$(4,530)	$(4,802)
(a)Primarily included in Provision/(benefit) for taxes on income.
(b)In 2024, the amount includes a gross unrecognized tax benefit associated with the filing of an amended income tax return related to the Transition Tax liability under the TCJA.
(c)In 2024, the amount primarily related to effectively settling certain issues with the U.S. and foreign tax authorities. See Note 5A.
(d)Primarily related to cash payments and reductions of tax attributes.
(e)Primarily related to decreases as a result of a lapse of applicable statutes of limitations.
(f)In 2025, included in Income taxes payable ($5 million), Other current assets ($5 million), Noncurrent deferred tax assets and other noncurrent tax assets ($1.6 billion), Noncurrent deferred tax liabilities ($58 million) and Other taxes payable ($3.0 billion). In 2024, included in Income taxes payable ($103 million), Other current assets ($0.4 million), Noncurrent deferred tax assets and other noncurrent tax assets ($1.5 billion), Noncurrent deferred tax liabilities ($3 million) and Other taxes payable ($2.9 billion).
•Interest and penalties related to our unrecognized tax benefits are recorded in accordance with the laws of each jurisdiction and are recorded primarily in Provision/(benefit) for taxes on income. In 2025, we recorded a net increase in interest of $40 million. In 2024, we recorded a net increase in interest of $91 million. In 2023, we recorded a net increase in interest of $64 million. Gross accrued interest totaled $681 million as of December 31, 2025 (reflecting a decrease of $1 million as a result of cash payments) and gross accrued interest

Pfizer Inc.	2025 Form 10-K	75

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

totaled $636 million as of December 31, 2024 (reflecting a decrease of $56 million as a result of cash payments). In 2025 and 2024, these amounts were substantially all included in Other taxes payable. Accrued penalties are not significant. See also Note 5A.
Status of Tax Matters
The U.S. is one of our major tax jurisdictions, and we are regularly audited by the IRS. Tax years 2019-2022 are under audit. Tax years 2023-2025 are open but not under audit. All other tax years are closed. In addition to the open audit years in the U.S., we have open audit years and certain related audits, appeals and investigations in certain major international tax jurisdictions such as Canada (2017-2025), Europe (2016-2025, primarily in Ireland, the U.K., France, Italy, Spain and Germany), Asia Pacific (2015-2025, primarily in Australia, China and Singapore) and Latin America (1998-2025, primarily in Brazil).
E. Tax Provision/(Benefit) on Other Comprehensive Income/(Loss)

Components of the Tax provision/(benefit) on other comprehensive income/(loss) include:
	Year Ended December 31,
(MILLIONS)	2025	2024	2023
Foreign currency translation adjustments, net(a)	$(357)	$156	$(33)

Unrealized holding gains/(losses) on derivative financial instruments, net	(46)	96	111
Reclassification adjustments for (gains)/losses included in net income	(58)	(29)	(93)
	(104)	67	18
Unrealized holding gains/(losses) on available-for-sale securities, net	12	(19)	(15)
Reclassification adjustments for (gains)/losses included in net income	(1)	5	(18)
	11	(14)	(33)
Benefit plans: prior service (costs)/credits and other, net	(4)	45	(5)
Reclassification adjustments related to amortization of prior service costs and other, net	(20)	(26)	(28)
Reclassification adjustments related to curtailments of prior service costs and other, net	(12)	2	(4)
	(36)	22	(37)
Tax provision/(benefit) on other comprehensive income/(loss)	$(486)	$231	$(85)
(a)Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that are expected to be held indefinitely.
Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following summarizes the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS)	Foreign Currency Translation Adjustments(a)	Derivative Financial Instruments	Available-For-Sale Securities	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, January 1, 2023	$(8,360)	$(412)	$220	$248	$(8,304)
Other comprehensive income/(loss)(b)	497	195	(229)	(120)	343
Balance, December 31, 2023	(7,863)	(217)	(9)	128	(7,961)
Other comprehensive income/(loss)(b)	(121)	274	(97)	63	118
Balance, December 31, 2024	(7,984)	57	(106)	191	(7,842)
Other comprehensive income/(loss)(b)	188	(378)	78	(116)	(227)
Balance, December 31, 2025	$(7,796)	$(321)	$(28)	$75	$(8,069)
(a)Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests.
(b)Foreign currency translation adjustments include net gains/(losses) related to the impact of our net investment hedging program and gains/(losses) related to our previous investment in Haleon through third quarter of 2024, at which time we discontinued the application of the equity method to the Haleon investment (see Note 2C).

Pfizer Inc.	2025 Form 10-K	76

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Note 7. Financial Instruments
A. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis and Fair Value Hierarchy:

	As of December 31, 2025				As of December 31, 2024
(MILLIONS)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Short-term investments
Equity securities with readily determinable fair value(a)	$2,596	$—	$2,596	$—	$7,848	$6,456	$1,392	$—

Available-for-sale debt securities:
Government and agency—non-U.S.	4,859	—	4,859	—	6,855	—	6,855	—
Government and agency—U.S.	3,030	—	3,030	—	2,853	—	2,853	—
Corporate and other	1,294	—	1,294	—	1,173	—	1,173	—
	9,183	—	9,183	—	10,881	—	10,881	—
Total short-term investments	11,779	—	11,779	—	18,729	6,456	12,273	—
Other current assets
Derivative assets:
Interest rate contracts	—	—	—	—	—	—	—	—
Foreign exchange contracts	416	—	416	—	1,056	—	1,056	—
Total other current assets	416	—	416	—	1,056	—	1,056	—
Long-term investments
Equity securities with readily determinable fair values(b)	642	642	—	—	1,246	1,246	—	—

Available-for-sale debt securities:
Government and agency—non-U.S.	1	—	1	—	—	—	—	—
Corporate and other	—	—	—	—	—	—	—	—
	1	—	1	—	—	—	—	—
Total long-term investments	642	642	1	—	1,246	1,246	—	—
Other noncurrent assets
Derivative assets:
Interest rate contracts	52	—	52	—	13	—	13	—
Foreign exchange contracts	64	—	64	—	447	—	447	—
Total derivative assets	116	—	116	—	460	—	460	—
Insurance contracts(c)	999	—	999	—	875	—	875	—
Total other noncurrent assets	1,115	—	1,115	—	1,335	—	1,335	—
Total assets	$13,953	$642	$13,311	$—	$22,366	$7,701	$14,665	$—

Financial liabilities:
Other current liabilities
Derivative liabilities:
Interest rate contracts	$16	$—	$16	$—	$28	$—	$28	$—
Foreign exchange contracts	412	—	412	—	217	—	217	—
Contingent consideration liabilities(d)	95	—	—	95	39	—	—	39
Total other current liabilities	523	—	428	95	284	—	245	39
Other noncurrent liabilities
Derivative liabilities:
Interest rate contracts	215	—	215	—	397	—	397	—
Foreign exchange contracts	815	—	815	—	723	—	723	—
Contingent consideration liabilities(d)	1,695	—	—	1,695	477	—	—	477
Total other noncurrent liabilities	2,725	—	1,030	1,695	1,598	—	1,121	477
Total liabilities	$3,248	$—	$1,458	$1,790	$1,882	$—	$1,366	$517
(a)Includes money market funds primarily invested in U.S. Treasury and government debt. As of December 31, 2024, short-term equity securities included our previous investment in Haleon of $6.5 billion. In the first quarter of 2025, we sold the remaining portion of our investment in Haleon for $6.3 billion. See Note 2C.
(b)Long-term equity securities of $146 million as of December 31, 2025 and $133 million as of December 31, 2024 were held in restricted trusts for U.S. non-qualified employee benefit plans.
(c)Includes life insurance policies held in restricted trusts for U.S. non-qualified employee benefit plans. The underlying invested assets in these contracts are marketable securities, which are carried at fair value, with changes in fair value recognized in Other (income)/deductions—net (see Note 4).
(d)Includes the fair value of contingent consideration associated with the acquisition of Metsera and certain prior business combinations. Fair value is estimated by using a probability-weighted discounted cash flow approach (see Note 16D).

Pfizer Inc.	2025 Form 10-K	77

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The following provides the changes in our contingent consideration liabilities valued using significant unobservable inputs:
	Year Ended December 31,
(MILLIONS)	2025	2024
Fair value, beginning	$517	$692
Changes in estimated fair value(a)	67	(52)
Additions	1,266	—
Payments	(59)	(123)
Transfer into/(out of) Level 3	—	—
Fair value, ending	$1,790	$517
(a)Reported in Other (income)/deductions––net. See Note 4.
Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis––The carrying value of Long-term debt, excluding the current portion, was $62 billion as of December 31, 2025 and $57 billion as of December 31, 2024. The estimated fair value of such debt, using a market approach and Level 2 inputs, was $60 billion as of December 31, 2025 and $54 billion as of December 31, 2024.
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities, long-term receivables and short-term borrowings not measured at fair value on a recurring basis were not significant as of December 31, 2025 and 2024. The fair value measurements of our held-to-maturity debt securities and short-term borrowings are based on Level 2 inputs. The fair value measurements of our long-term receivables and private equity securities are based on Level 3 inputs.
B. Investments
Total Short-Term and Long-Term Investments

The following summarizes our investments by classification type:
	As of December 31,
(MILLIONS)	2025	2024
Short-term investments
Equity securities with readily determinable fair values	$2,596	$7,848
Available-for-sale debt securities	9,183	10,881
Held-to-maturity debt securities	675	705
Total Short-term investments	$12,454	$19,434

Long-term investments
Equity securities with readily determinable fair values(a)	$642	$1,246
Available-for-sale debt securities	1	—
Held-to-maturity debt securities	48	45
Private equity securities at cost(a)	696	719
Equity-method investments	235	217
Total Long-term investments	$1,621	$2,228
(a)Represent investments in the life sciences sector.
Debt Securities

Our investment portfolio consists of investment-grade debt securities issued across diverse governments, corporate and financial institutions:
	As of December 31, 2025							As of December 31, 2024
		Gross Unrealized			Maturities (in Years)				Gross Unrealized
(MILLIONS)	Amortized Cost	Gains	Losses	Fair Value	Within 1	Over 1 to 5	Over 5	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Government and agency––non-U.S.	$4,890	$3	$(34)	$4,859	$4,859	$1	$—	$6,970	$8	$(123)	$6,855
Government and agency––U.S.	3,030	—	—	3,030	3,030	—	—	2,853	—	—	2,853
Corporate and other	1,295	—	(1)	1,294	1,294	—	—	1,179	—	(6)	1,173
Held-to-maturity debt securities
Time deposits and other	487	—	—	487	444	7	36	697	—	—	697
Government and agency––non-U.S.	236	—	—	236	231	4	1	237	—	—	237
Total debt securities	$9,938	$3	$(35)	$9,906	$9,858	$12	$37	$11,935	$8	$(129)	$11,814
Any expected credit losses to these portfolios would be immaterial to our financial statements.

Pfizer Inc.	2025 Form 10-K	78

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Equity Securities

The following presents the calculation of the portion of unrealized (gains)/losses that relates to equity securities, excluding equity-method investments, held at the reporting date:
	Year Ended December 31,
(MILLIONS)	2025	2024	2023
Net (gains)/losses recognized during the period on equity securities(a)	$67	$(1,008)	$(1,590)
Less: Net (gains)/losses recognized during the period on equity securities sold during the period	35	(1,122)	(1,754)
Net unrealized (gains)/losses during the reporting period on equity securities still held at the reporting date	$32	$114	$165
(a)Reported in Other (income)/deductions––net. See Note 4.
Included in net unrealized (gains)/losses are observable price changes on equity securities without readily determinable fair values. As of December 31, 2025, there were cumulative impairments and downward adjustments of $433 million and upward adjustments of $225 million. Impairments, downward and upward adjustments were not material to our operations in 2025, 2024 and 2023.
C. Short-Term Borrowings

Short-term borrowings include:
	As of December 31,
(MILLIONS)	2025	2024
Commercial paper, principal amount(a)	$—	$2,453
Current portion of long-term debt, principal amount	3,000	3,750
Other short-term borrowings, principal amount(b)	157	755
Total short-term borrowings, principal amount	3,157	6,957
Net unamortized discounts, premiums and debt issuance costs	(3)	(12)
Total Short-term borrowings, including current portion of long-term debt, carried at historical proceeds, as adjusted	$3,154	$6,946
(a)The weighted-average effective interest rate on commercial paper outstanding was approximately 4.94% as of December 31, 2024.
(b)Primarily includes cash collateral. See Note 7F.
As of December 31, 2025, we had access to a $7.0 billion committed U.S. revolving credit facility maturing in October 2030, which may be used for general corporate purposes including to support our global commercial paper borrowings. In addition to the U.S. revolving credit facilities, our lenders have provided us an additional $237 million in lines of credit, essentially all expiring within one year. Essentially all lines of credit were unused as of December 31, 2025.
D. Long-Term Debt

The following outlines our senior unsecured long-term debt(a) and the weighted-average stated interest rate by maturity:
	As of December 31,
(MILLIONS)	2025	2024
Notes due 2026 (3.7% for 2024)(b)	$—	$6,000
Notes due 2027 (2.9% for 2025 and 2.2% for 2024)	2,081	980
Notes due 2027 (Secured Overnight Financing Rate “SOFR” +0.500%)	500	—
Notes due 2028 (4.6% for 2025 and 2024)	5,660	5,660
Notes due 2029 (3.3% for 2025 and 3.5% for 2024)	2,631	1,750
Notes due 2030 (3.7% for 2025 and 3.6% for 2024)	6,250	5,250
Notes due 2031-2035 (4.4% for 2025 and 4.5% for 2024)	10,424	6,750
Notes due 2036-2040 (5.3% for 2025 and 5.4% for 2024)	10,458	9,534
Notes due 2041-2045 (4.3% for 2025 and 2024)	7,540	6,474
Notes due 2046-2050 (3.7% for 2025 and 2024)	4,750	4,750
Notes due 2051-2065 (5.3% for 2025 and 2024)	11,000	10,000
Total long-term debt, principal amount	61,293	57,147
Net fair value adjustments related to hedging and purchase accounting	834	701
Net unamortized discounts, premiums and debt issuance costs	(486)	(444)
Total long-term debt, carried at historical proceeds, as adjusted	$61,641	$57,405
Current portion of long-term debt, carried at historical proceeds, as adjusted (not included above (3.9% for 2025 and 2024))	$2,997	$3,747
(a)Our long-term debt is generally redeemable by us at any time at varying redemption prices plus accrued and unpaid interest.
(b)Reclassified to the current portion of long-term debt.

Pfizer Inc.	2025 Form 10-K	79

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Issuances

In 2025, we issued the following senior unsecured notes(a) :
(MILLIONS)			Principal
Coupon Rate	Maturity Date	Issue Currency	As of December 31, 2025
SOFR +0.500%	November 15, 2027	U.S. dollar	$500
3.875%	November 15, 2027	U.S. dollar	1,000
4.200%	November 15, 2030	U.S. dollar	1,000
4.500%	November 15, 2032	U.S. dollar	1,250
4.875%	November 15, 2035	U.S. dollar	1,250
5.600%	November 15, 2055	U.S. dollar	500
5.700%	November 15, 2065	U.S. dollar	500
			$6,000	(b)

2.875%	May 19, 2029	Euro	€750
3.250%	May 19, 2032	Euro	1,000
3.875%	May 19, 2037	Euro	750
4.250%	May 19, 2045	Euro	800
			€3,300	(c)
(a)The fixed rate notes may be redeemed by us at any time, in whole, or in part, at a make-whole redemption price plus accrued and unpaid interest.
(b)The net proceeds from the sale of the notes were used for general corporate purposes, including the acquisition of Metsera and the refinancing of existing indebtedness. The weighted average effective interest rate for the notes at issuance was 4.583%.
(c)Issued through our wholly-owned finance subsidiary, PNIF, for general corporate purposes. The notes are fully and unconditionally guaranteed on a senior unsecured basis by Pfizer Inc. PNIF has no assets or operations and will have no assets or operations, other than as related to the issuance, administration and repayment of the notes and any other debt securities that it may issue in the future. The weighted average effective interest rate for the notes at issuance was 3.605%.
In May 2023, we issued, through our wholly-owned finance subsidiary, PIE, $31 billion principal amount of senior unsecured notes at an effective interest rate of 4.93% as part of the financing for our acquisition of Seagen. The notes are fully and unconditionally guaranteed on a senior unsecured basis by Pfizer Inc. PIE was formed to finance a portion of the consideration for the acquisition of Seagen and has no assets or operations, and will have no assets or operations, other than as related to the issuance, administration and repayment of the notes and any other debt securities that it may issue in the future. In December 2025, we redeemed $3 billion of the 4.45% PIE senior unsecured notes due in May 2026.
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
The derivative financial instruments primarily hedge or offset exposures in the euro, U.K. pound, Chinese renminbi, Japanese yen, Canadian dollar, and Swedish krona, and include a portion of our forecasted foreign exchange-denominated intercompany inventory sales hedged up to two years. We may also seek to protect against possible declines in the net investments of our foreign business entities.
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

Pfizer Inc.	2025 Form 10-K	80

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The following summarizes the fair value of the derivative financial instruments and notional amounts:
(MILLIONS)	As of December 31, 2025			As of December 31, 2024
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$22,984	$325	$1,066	$23,991	$1,250	$719
Interest rate contracts	6,750	52	230	6,750	13	425
		377	1,296		1,263	1,144

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$22,777	155	162	$26,335	253	221

Total		$532	$1,458		$1,516	$1,366
(a)The notional amount of outstanding foreign exchange contracts hedging our intercompany forecasted inventory sales was $5.0 billion as of December 31, 2025 and $5.0 billion as of December 31, 2024.

The following summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk exposures:
	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Year Ended December 31,
(MILLIONS)	2025	2024	2025	2024	2025	2024
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Interest rate contracts	$—	$—	$—	$—	$—	$—
Foreign exchange contracts(b)	—	—	(270)	466	211	124
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	58	34	57	34

Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	221	(253)	—	—	—	—
Hedged item	(221)	253	—	—	—	—

Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	(1,361)	498	—	—
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	321	119	207	154

Non-Derivative Financial Instruments in Net Investment Hedge Relationships(d):
Foreign currency long-term debt	—	—	(101)	49	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	98	50	—	—	—	—
	$98	$50	$(1,353)	$1,166	$476	$313
(a)OID = Other (income)/deductions—net, included in Other (income)/deductions—net in the consolidated statements of operations. COS = Cost of Sales, included in Cost of sales in the consolidated statements of operations. OCI = Other comprehensive income/(loss), included in the consolidated statements of comprehensive income/(loss).
(b)The amounts reclassified from OCI into COS were a net gain of $49 million in 2025 and a net gain of $119 million in 2024. The remaining amounts were reclassified from OCI into OID. Based on year-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax loss of $16 million within the next 12 months into income. The maximum length of time over which we are hedging our exposure to the variability in future foreign exchange cash flows is approximately 17 years and relates to foreign currency debt.
(c)The amounts reclassified from OCI were reclassified into OID.
(d)Long-term debt includes foreign currency borrowings which are used in net investment hedges; the related carrying values as of December 31, 2025 and December 31, 2024 were $879 million and $777 million, respectively.

Pfizer Inc.	2025 Form 10-K	81

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The following summarizes cumulative basis adjustments to our long-term debt in fair value hedges:
	As of December 31, 2025			As of December 31, 2024
		Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount			Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount
(MILLIONS)	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships
Long-term debt	$7,110	$(163)	$821	$7,154	$(384)	$891
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
With respect to our investments, we monitor concentrations of credit risk associated with government, government agency, and corporate issuers of securities. Investments are placed in instruments that are investment grade and are primarily short in duration. Exposure limits are established to limit a concentration with any single credit counterparty. As of December 31, 2025, the largest investment exposures in our portfolio consisted primarily of U.S. government money market funds, as well as sovereign debt instruments issued by the U.S., Japan, Canada, the U.K., and Germany.
With respect to our derivative financial instrument agreements with financial institutions, we do not expect to incur a significant loss from failure of any counterparty. Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements with credit-support annexes that contain zero threshold provisions requiring collateral to be exchanged daily depending on levels of exposure. As a result, there are no significant concentrations of credit risk with any individual financial institution. As of December 31, 2025, the aggregate fair value of these derivative financial instruments that are in a net payable position was $938 million, for which we have posted collateral of $944 million with a corresponding amount reported in Short-term investments. As of December 31, 2025, the aggregate fair value of our derivative financial instruments that are in a net receivable position was $128 million, for which we have received collateral of $154 million with a corresponding amount reported in Short-term borrowings, including current portion of long-term debt.
Note 8. Other Financial Information
A. Inventories

The following summarizes the components of Inventories:
	As of December 31,
(MILLIONS)	2025	2024
Finished goods	$4,113	$3,775
Work-in-process	5,634	6,101
Raw materials and supplies	907	976
Inventories	$10,654	$10,851
Noncurrent inventories not included above(a)	$2,370	$2,663
(a)Included in Other noncurrent assets. Based on our current estimates and assumptions, there are no recoverability issues for these amounts.
B. Other Current Liabilities
Other current liabilities include, among other things, amounts payable to BioNTech for the gross profit split for Comirnaty, which totaled $911 million as of December 31, 2025 and $1.3 billion as of December 31, 2024.
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

Pfizer Inc.	2025 Form 10-K	82

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The following summarizes the changes in outstanding trade payables to suppliers who participate in these financing arrangements:
(MILLIONS)	2025	2024
Confirmed obligations outstanding, beginning	$688	$791
Invoices confirmed during the year	2,115	2,638
Confirmed invoices paid during the year	(2,229)	(2,740)
Confirmed obligations outstanding, ending	$574	$688
Note 9. Property, Plant and Equipment, Net

The following summarizes the components of Property, plant and equipment, net:
	Useful Lives	As of December 31,
(MILLIONS)	(Years)	2025	2024
Land	-	$299	$291
Buildings	33-50	9,744	9,036
Machinery and equipment	8-20	16,140	15,095
Furniture, fixtures and other	3-12.5	5,714	5,516
Construction in progress	-	4,805	4,937
		36,702	34,876
Less: Accumulated depreciation		17,386	16,483
Property, plant and equipment, net		$19,317	$18,393

The following provides Property, plant and equipment, net by geographic area:
	As of December 31,
(MILLIONS)	2025	2024
United States	$9,680	$9,748
International:
Developed Markets	8,180	7,187
Emerging Markets	1,457	1,458
Property, plant and equipment, net	$19,317	$18,393
Note 10. Identifiable Intangible Assets, Net and Goodwill
A. Identifiable Intangible Assets

The following summarizes the components of Identifiable intangible assets:
	As of December 31, 2025			As of December 31, 2024
(MILLIONS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, Net
Finite-lived intangible assets
Developed technology rights(a)	$100,630	$(70,172)	$30,458	$99,397	$(65,044)	$34,353
Brands(b)	1,035	(1,035)	—	1,277	(992)	285
Licensing agreements and other	2,341	(1,289)	1,052	2,724	(1,513)	1,210
	104,006	(72,496)	31,510	103,397	(67,549)	35,848
Indefinite-lived intangible assets
IPR&D(c)	21,760		21,760	18,893		18,893
Licensing agreements and other(d)	460		460	670		670
	22,221		22,221	19,563		19,563
Identifiable intangible assets	$126,227	$(72,496)	$53,731	$122,961	$(67,549)	$55,411
(a)The increase in the gross carrying amount primarily reflect the transfer of $600 million and $590 million from IPR&D to developed technology rights for Padcev and talazoparib (Talzenna), respectively, as well as the impact of foreign exchange, partially offset by impairments of $560 million (see Note 4).
(b)The decrease in the gross carrying amount reflects an impairment of $240 million (see Note 4).
(c)The increase in the gross carrying amount primarily reflects $8.0 billion for the acquisition of Metsera (see Note 2A), partially offset by impairments of $3.9 billion (see Note 4) and the transfers to developed technology rights noted above.
(d)The decrease in the gross carrying amount reflects an impairment of $210 million (see Note 4).
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

Pfizer Inc.	2025 Form 10-K	83

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

technology rights are the following: Nurtec ODT/Vydura, Padcev, Adcetris, Velsipity, Xtandi, Braftovi/Mektovi and Talzenna. Also included in this category are the post-approval milestone payments made under our alliance agreements for certain prescription pharmaceutical products.
IPR&D––IPR&D assets represent the acquisition date fair value (less impairments) of R&D assets acquired through business combinations that have not yet received regulatory approval in a major market which could include both new investigational products and additional indications for in-line products. The significant components of IPR&D are sigvotatug vedotin, MET-097i+MET-233i combination, MET-097i monotherapy, disitamab vedotin and osivelotor. IPR&D assets are required to be classified as indefinite-lived assets until the successful completion or the abandonment of the associated R&D effort. Accordingly, during the development period after the date of acquisition, these assets are not amortized until approval is obtained in a major market, typically either the U.S. or the EU, or in a series of other countries, subject to certain specified conditions and management judgment. At that time, we will determine the useful life of the asset, reclassify it out of IPR&D and begin amortization. If the associated R&D effort is abandoned, the related IPR&D assets will be written-off, and we will record an impairment charge. IPR&D assets are high-risk assets, given the uncertain nature of R&D. Accordingly, IPR&D assets may become impaired and/or be written-off in the future.
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

The following provides the expected annual amortization expense:
(MILLIONS)	2026	2027	2028	2029	2030
Amortization expense	$4,677	$4,087	$3,723	$2,775	$2,732
B. Goodwill

The following summarizes the changes in the carrying amount of Goodwill(a):
(MILLIONS)	2025	2024
Balance, beginning	$68,527	$67,783
Additions(b)	2,163	1,022
Impact of foreign exchange and other	574	(278)
Balance, ending	$71,264	$68,527
(a)As a result of the organizational changes to the commercial structure within the Biopharma operating segment effective in the first quarter of 2025 (see Note 17A), our goodwill was reallocated among impacted reporting units. We completed the re-allocation during the first quarter of 2025 and concluded that none of our goodwill was impaired. All goodwill continues to be assigned within the Biopharma reportable segment.
(b)Additions in 2025 primarily represent our acquisition of Metsera and in 2024 primarily represent measurement period adjustments related to our acquisition of Seagen (see Note 2A).
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

Pfizer Inc.	2025 Form 10-K	84

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

A. Components of Net Periodic Benefit Cost/(Credit) and Changes in Other Comprehensive Income/(Loss)

	Pension Plans						Postretirement Plans
	U.S.			International
	Year Ended December 31,
(MILLIONS)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost	$—	$—	$—	$104	$87	$85	$17	$14	$12
Interest cost	529	553	589	293	312	287	25	23	21
Expected return on plan assets	(735)	(832)	(778)	(329)	(322)	(304)	(57)	(51)	(44)
Amortization of prior service cost/(credit)	—	1	2	4	4	—	(88)	(113)	(119)
Actuarial (gains)/losses(a)	(59)	396	(410)	(201)	33	102	18	144	51
Curtailments	—	—	—	(10)	(4)	(2)	(70)	—	(12)
Special termination benefits	—	—	6	2	10	—	—	—	—
Net periodic benefit cost/(credit) reported in income	(265)	117	(592)	(137)	120	169	(155)	18	(90)
Cost/(credit) reported in Other comprehensive income/(loss)	—	(1)	(2)	12	(4)	31	140	(80)	128
Cost/(credit) recognized in Comprehensive income	$(265)	$116	$(594)	$(126)	$117	$199	$(15)	$(62)	$38
(a)Reflects: (i) actuarial remeasurement net gains in 2025 primarily due to favorable asset performance for the U.S. pension plans and increases in discount rates for the international pension plans, partially offset by unfavorable asset performance for the international pension plans and decreases in discount rates for the U.S. and postretirement plans, (ii) actuarial remeasurement net losses in 2024, primarily due to unfavorable asset performance for the U.S. pension plans and decreases in discount rates for the international pension plans, partially offset by increases in discount rates for the U.S. pension plans and favorable asset performance for the international pension plans and postretirement plans, and (iii) actuarial remeasurement net gains in 2023, primarily due to favorable asset performance in the U.S. and increases in discount rates for the international plans, partially offset by unfavorable asset performance for certain international plans.
The components of net periodic benefit cost/(credit) other than the service cost component are included in Other (income)/deductions––net (see Note 4).
B. Actuarial Assumptions

	Pension Plans						Postretirement Plans
	U.S.			International
	Year Ended December 31,
(PERCENTAGES)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate:
Pension plans/postretirement plans	5.7%	5.4%	5.4%				5.5%	5.4%	5.5%
Interest cost				3.9%	4.4%	3.8%
Service cost				3.6%	3.9%	3.6%
Expected return on plan assets	7.7%	8.0%	7.5%	4.9%	5.1%	4.5%	7.8%	8.0%	7.5%
Rate of compensation increase(a)				3.1%	3.2%	3.0%

Weighted-average assumptions used to determine benefit obligations at fiscal year-end:
Discount rate	5.6%	5.7%	5.4%	4.7%	4.1%	4.4%	5.2%	5.5%	5.4%
Rate of compensation increase(a)				3.1%	3.1%	3.2%
(a)The rate of compensation increase is not used to determine the net periodic benefit cost and benefit obligation for the U.S. pension plans as these plans are frozen.
The assumptions are reviewed at least annually. We revise these assumptions based on an annual evaluation of long-term trends as well as market conditions that may have an impact on the cost of providing retirement benefits.
The weighted-average discount rate for our U.S. defined benefit plans is set with reference to the prevailing market rate of a portfolio of high-quality fixed income investments, rated AA/Aa or better that reflect the rates at which the pension benefits could be effectively settled. For our international plans, the discount rates are set by benchmarking against investment grade corporate bonds rated AA/Aa or better, including, when there is sufficient data, a yield curve approach. These rate determinations are made consistent with local requirements. Overall, the yield curves used to measure the benefit obligations at year-end 2025 resulted in lower discount rates for the U.S. pension plans and higher discount rates for the international pension plans as compared to the prior year.

Pfizer Inc.	2025 Form 10-K	85

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The following provides the healthcare cost trend rate assumptions for our U.S. postretirement benefit plans:
	As of December 31,
	2025	2024
Healthcare cost trend rate assumed for next year	8.0%	7.5%
Rate to which the cost trend rate is assumed to decline	4.0%	4.0%
Year that the rate reaches the ultimate trend rate	2050	2047
C. Obligations and Funded Status

The following provides: (i) an analysis of the changes in our benefit obligations, plan assets and funded status of our benefit plans, (ii) the funded status recognized in our consolidated balance sheets and (iii) the pre-tax components of cumulative amounts recognized in Accumulated other comprehensive loss:

	Pension Plans				Postretirement Plans
	U.S.		International
	Year Ended December 31,
(MILLIONS)	2025	2024	2025	2024	2025	2024
Change in benefit obligation(a)
Benefit obligation, beginning	$9,781	$10,756	$7,363	$7,292	$486	$450
Service cost	—	—	104	87	17	14
Interest cost	529	553	293	312	25	23
Employee contributions	—	—	17	16	75	61
Plan amendments	—	—	16	—	—	(193)
Changes in actuarial assumptions and other(b)	146	(299)	(480)	119	64	199
Foreign exchange impact	1	(1)	409	(106)	1	(2)
Acquisitions/divestitures and other, net	—	—	95	77	—	—
Curtailments and special termination benefits	—	—	(12)	7	(18)	—
Settlements	(40)	(756)	(283)	(69)	—	—
Benefits paid	(828)	(473)	(403)	(371)	(89)	(67)
Benefit obligation, ending(a)	9,589	9,781	7,118	7,363	561	486
Change in plan assets
Fair value of plan assets, beginning	9,948	10,935	6,696	6,552	736	636
Actual return on plan assets	941	138	51	408	103	105
Company contributions	104	103	137	164	(12)	—
Employee contributions	—	—	17	16	75	61
Foreign exchange impact	—	—	298	(65)	—	—
Acquisitions/divestitures and other, net	—	—	95	62	—	—
Settlements	(40)	(756)	(283)	(69)	—	—
Benefits paid	(828)	(473)	(403)	(371)	(89)	(67)
Fair value of plan assets, ending	10,124	9,948	6,606	6,696	814	736
Funded status	$535	$167	$(512)	$(667)	$253	$251
Amounts recorded in our consolidated balance sheet:
Noncurrent assets	$1,254	$934	$856	$728	$334	$330
Current liabilities	(87)	(90)	(34)	(31)	(6)	(5)
Noncurrent liabilities	(632)	(678)	(1,334)	(1,364)	(75)	(74)
Funded status	$535	$167	$(512)	$(667)	$253	$251
Pre-tax components of cumulative amounts recognized in Accumulated other comprehensive loss:
Prior service (costs)/credits	$(2)	$(2)	$(73)	$(61)	$225	$365
Information related to the funded status of pension plans with an ABO in excess of plan assets(c):
Fair value of plan assets	$1	$—	$459	$456
ABO	720	768	1,746	1,752
Information related to the funded status of pension plans with a PBO in excess of plan assets(c):
Fair value of plan assets	$1	$—	$821	$690
PBO	720	768	2,189	2,084
(a)For the U.S. pension plans, the benefit obligation is both the PBO and ABO as these plans are frozen and future benefit accruals no longer increase with future compensation increases. For the international pension plans, the benefit obligation is the PBO. The ABO for our international pension plans was $6.8 billion in 2025 and $7.1 billion in 2024. For the postretirement plans, the benefit obligation is the ABO.

Pfizer Inc.	2025 Form 10-K	86

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

(b)For 2025, primarily includes actuarial gains resulting from increases in discount rates for the international pension plans, partially offset by actuarial losses resulting from decreases in discount rates for the U.S. pension and postretirement plans. For 2024, primarily includes actuarial losses resulting from decreases in discount rates for the international pension plans, and other assumption changes for the postretirement plans, largely offset by actuarial gains resulting from increases in discount rates for the U.S. pension plans.
(c)Our U.S. qualified plans, U.S. postretirement plan and many of our larger funded international plans were overfunded as of December 31, 2025.
D. Plan Assets

The following provides the components of plan assets:
		As of December 31, 2025					As of December 31, 2024
			Fair Value					Fair Value
(MILLIONS EXCEPT TARGET ALLOCATION PERCENTAGE)	Target Allocation Percentage	Total	Level 1	Level 2	Level 3	Assets Measured at NAV(a)	Total	Level 1	Level 2	Level 3	Assets Measured at NAV(a)
U.S. pension plans
Cash and cash equivalents	0-12%	$682	$66	$615	$—	$—	$533	$56	$477	$—	$—
Equity securities:	10-40%
Global equity securities		1,396	1,396	—	—	—	1,341	1,341	—	—	—
Equity commingled funds		216	—	216	—	—	97	—	97	—	—
Fixed income securities:	45-75%
Corporate debt securities		2,660	4	2,656	—	—	2,878	4	2,874	—	—
Government and agency obligations(b)		2,090	—	2,090	—	—	2,059	—	2,059	—	—
Fixed income commingled funds		43	—	13	—	30	42	—	12	—	30
Other investments:	10-40%
Partnership investments(c)		2,735	—	—	—	2,735	2,665	—	—	—	2,665
Insurance contracts		—	—	—	—	—	—	—	—	—	—
Other commingled funds(d)		302	—	—	—	302	333	—	—	—	333
Total	100%	$10,124	$1,466	$5,591	$—	$3,066	$9,948	$1,401	$5,518	$—	$3,028
International pension plans
Cash and cash equivalents	0-10%	$346	$108	$237	$—	$—	$310	$138	$172	$—	$—
Equity securities:	10-20%
Equity commingled funds		714	—	686	—	28	704	—	619	—	86
Fixed income securities:	40-65%
Corporate debt securities		347	—	342	5	—	638	—	633	5	—
Government and agency obligations(b)		1,041	—	1,041	—	—	960	1	960	—	—
Fixed income commingled funds		1,773	—	1,225	—	548	1,750	—	1,064	—	686
Other investments:	20-40%
Partnership investments(c)		148	—	2	—	146	147	—	2	—	145
Insurance contracts		1,033	—	46	988	—	1,221	—	45	1,176	—
Other(d)		1,204	14	185	263	741	965	35	147	252	531
Total	100%	$6,606	$123	$3,763	$1,256	$1,464	$6,696	$174	$3,642	$1,433	$1,447
U.S. postretirement plans(e)
Cash and cash equivalents	0-5%	$10	$—	$10	$—	$—	$12	$—	$12	$—	$—
Insurance contracts	95-100%	804	—	804	—	—	724	—	724	—	—
Total	100%	$814	$—	$814	$—	$—	$736	$—	$736	$—	$—
(a)Certain investments that are measured at NAV per share (or its equivalent) have not been classified in the fair value hierarchy. The NAV amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total pension benefits plan assets.
(b)Government and agency obligations are inclusive of repurchase agreements.
(c)Mainly includes investments in private equity, private debt and real estate.
(d)Mostly includes investments in hedge funds, real estate and infrastructure.
(e)Reflects postretirement plan assets, which support our U.S. retiree medical plans.

Pfizer Inc.	2025 Form 10-K	87

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The following provides an analysis of the changes in our investments valued using significant unobservable inputs:
	International Pension Plans
	Year Ended December 31,
(MILLIONS)	2025	2024
Fair value, beginning	$1,433	$1,340
Actual return on plan assets:
Assets held, ending	(21)	8
Assets sold during the period	4	—
Purchases, sales, and settlements, net	(219)	(79)
Transfer into/(out of) Level 3	(1)	168
Exchange rate changes	59	(5)
Fair value, ending	$1,256	$1,433
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

Pfizer Inc.	2025 Form 10-K	88

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The following provides the expected future cash flow information related to our benefit plans:
	Pension Plans		Postretirement Plans
(MILLIONS)	U.S.	International
Expected employer contributions:
2026	$88	$168	$46
Expected benefit payments:
2026	$849	$410	$49
2027	844	413	55
2028	817	412	58
2029	807	427	59
2030	782	440	60
2031–2035	3,513	2,324	284
The above table reflects the total U.S. and international plan benefits projected to be paid from the plans or from our general assets under the current actuarial assumptions used for the calculation of the benefit obligation.
F. Defined Contribution Plans
We have defined contribution plans in the U.S. and other countries. For the majority of the U.S. defined contribution plans, employees may contribute a portion of their salaries and bonuses to the plans, and we match, in cash, a portion of the employee contributions. We also offer a Retirement Savings Contribution which is an annual employer contribution in the U.S. and Puerto Rico. We recorded charges related to the employer contributions to global defined contribution plans of $854 million in 2025, $800 million in 2024 and $843 million in 2023.
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
We did not purchase shares of our common stock under our publicly announced share-purchase plan in any of the periods presented. Our remaining share-purchase authorization was $3.3 billion as of December 31, 2025.
B. Preferred Stock
We have 27 million authorized shares of preferred stock without par value; no shares of preferred stock were issued or outstanding as of December 31, 2025 and 2024.
Note 13. Share-Based Payments
Our compensation programs can include share-based payment awards with their value determined by reference to the fair value of our shares and can consist of the grant of shares or options to acquire shares or similar arrangements. The level of our share-based awards are based on competitive survey data and/or industry peer groups used for compensation purposes, and is allocated between different long-term incentive award vehicles, generally in the form of Total Shareholder Return Units (TSRUs), Restricted Stock Units (RSUs), Portfolio Performance Shares (PPSs), Performance Share Awards (PSAs) and stock options, as determined by the Compensation Committee of our BOD.
The Amended and Restated 2019 Stock Plan (2019 Plan) replaced and superseded the original 2019 Stock Plan (Original Plan). The 2019 Plan provides for 320 million shares to be authorized for grants plus any shares remaining available for grant under the Original Plan as of April 25, 2024 (the carryforward shares). Awards granted under the 2019 Plan reduce the shares available for future grants as follows: RSUs count as three shares, and PPSs and PSAs count as six shares (three shares times 2 (the maximum potential payout)), while TSRUs and stock options count as one share. As of December 31, 2025, 313 million shares were available for future award. Although not required to do so, we have used authorized and unissued shares and, to a lesser extent, treasury stock to satisfy our obligations under these programs.

Pfizer Inc.	2025 Form 10-K	89

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

A summary of the awards and valuation details:

Awarded to	Terms	Valuation	Recognition and Presentation
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
•Eligible holders can convert their TSRUs, when vested, into Profit Units (PTUs) with a conversion ratio based on a calculation used to determine the shares at TSRU settlement. The PTUs are entitled to earn Dividend Equivalent Units (DEUs), and the PTUs and DEUs will be settled in our common stock on the TSRUs’ original settlement date and will be subject to the terms and conditions of the original grant including forfeiture provisions.
		As of the grant date using a Monte Carlo simulation model	Amortized on a straight-line basis over the vesting term into Cost of sales, Selling, informational and administrative expenses, and/or Research and development expenses, as appropriate.
Restricted Stock Units (RSUs)
Select employees
•Entitle the holder to receive a specified number of shares of our common stock upon vesting. Dividend equivalents earned over the vesting period are reinvested into additional RSUs.
•RSUs generally vest and distribute one-third per year for three years on each of the three annual anniversaries from the date of grant assuming continuous service from the grant date.
		As of the grant date using the closing price of our common stock	Amortized on an accelerated attribution method over the vesting term into Cost of sales, Selling, informational and administrative expenses, and/or Research and development expenses, as appropriate.
Portfolio Performance Shares (PPSs)
Select employees
•Entitle the holder to receive, at the end of the performance period, shares of our common stock based on performance during the performance period. Dividend equivalents earned during the performance period are accumulated and applied to the shares earned and are delivered in shares with the underlying award.
•For PPSs granted, the awards vest on the third anniversary of the grant assuming continuous service from the grant date and the number of shares paid, if any, depends on the achievement of predetermined goals related to Pfizer’s long-term product portfolio during a three-year performance period from the year of the grant date, as applicable.
•The number of shares that may be earned, excluding those from dividend equivalents, ranges from 0% to 200% of the initial award depending on goal achievement over the performance period. Irrespective of performance, the payout is capped at target if the Total Shareholder Return (TSR) for the performance period is negative.
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

Performance Share Awards (PSAs)
Senior and other key management
•Entitle the holder to receive, at the end of the three-year performance period, shares of our common stock (retirees and former colleagues) earned, if any, or an equal value in cash (active colleagues), including dividend equivalents on shares earned, dependent upon the achievement of predetermined goals related to two measures:
a.Adjusted diluted EPS goals, set annually;
b.Modified by relative TSR as compared to the NYSE ARCA Pharmaceutical Index (DRG Index or DRG) over a three-year period.
•PSAs vest on the third anniversary of the grant assuming continuous service from the grant date. PSA awards granted in 2022 and 2023 were modified during 2024 (for active colleagues) to vest on the fifth anniversary of the grant and to have a three-year performance period ending on December 31 prior to vesting.
•The range of payout is 0% to 200% of target shares, excluding those earned from dividend equivalents, based on financial performance and modified by relative TSR. The payout is capped at target if the TSR for the performance period is negative.
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

Pfizer Inc.	2025 Form 10-K	90

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Awarded to	Terms	Valuation	Recognition and Presentation
Stock Options
Select employees
•Entitle the holder to purchase a specified number of shares of our common stock at a price per share equal to the closing market price of our common stock on the date of grant, for a period of time after vesting.
•Since 2016, only a limited set of non-U.S. employees received stock option grants. No stock options were awarded to senior and other key management in any period presented.
•Stock options vest on the third anniversary of the grant assuming continuous service from the grant date and have a contractual term of 10 years.
		As of the grant date using the Black-Scholes-Merton option-pricing model	Amortized on a straight-line basis over the vesting term into Cost of sales, Selling, informational and administrative expenses, and/or Research and development expenses, as appropriate.

The following provides data related to all TSRU, RSU, PPS, PSA and stock option activity:
(MILLIONS, EXCEPT FAIR VALUE OF SHARES VESTED PER TSRU AND STOCK OPTION AND YEARS)	TSRUs			RSUs			PPSs			PSAs			Stock Options
Year Ended December 31,	2025	2024	2023	2025	2024	2023	2025	2024	2023	2025	2024	2023	2025	2024	2023
Total fair value of shares vested(a)	$6.05	$7.05	$10.71	$313	$469	$505	$118	$176	$116	$—	$—	$58	$2.86	$4.08	$7.88
Total intrinsic value of options exercised or share units converted	$93	$29	$755				$349	$123	$250				$—	$—	$102
Cash received upon exercise													$—	$—	$181
Tax benefits realized from exercise													$—	$—	$20
Compensation cost recognized/(reduced), pre-tax	$234	$246	$244	$393	$394	$437	$131	$252	$(138)	$32	$(21)	$(5)	$5	$4	$4
Total compensation cost related to nonvested awards not yet recognized, pre-tax	$245	$270	$192	$224	$214	$212	$119	$107	$81	$34	$40	$22	$4	$4	$4
Weighted-average period over which cost is expected to be recognized (years)	1.7	2.1	1.7	1.8	1.8	1.8	1.8	1.9	1.8	1.9	1.7	1.8	1.7	1.7	1.7
(a)Weighted-average GDFV per TSRUs and stock options.
Total share-based payment expense was $799 million, $877 million and $525 million in 2025, 2024 and 2023, respectively. Tax benefit for share-based compensation expense was $140 million, $165 million and $93 million in 2025, 2024 and 2023, respectively.
The table above excludes total expense due to the modification for share-based awards in connection with our cost reduction/productivity initiatives, which was zero for 2025 and not significant for prior years presented and is recorded in Restructuring charges and certain acquisition-related costs (see Note 3). Amounts capitalized as part of inventory cost were not significant for any period presented.

Summary of the weighted-average assumptions used in the valuation of TSRUs and stock options:
	TSRUs			Stock Options
Year Ended December 31,	2025	2024	2023	2025	2024	2023
Expected dividend yield (based on a constant dividend yield during the expected term)	6.47%	6.06%	3.80%	6.47%	6.06%	3.80%
Risk-free interest rate (based on interpolated yield on U.S. Treasury zero-coupon issues)	4.06%	4.31%	4.08%	4.12%	4.32%	4.03%
Expected stock price volatility (based on implied volatility, after consideration of historical volatility)	22.39%	26.56%	23.23%	22.38%	26.56%	23.23%
TSRUs contractual/stock options expected term, years (based on historical exercise and post-vesting termination patterns for stock options)	5.00	5.15	5.15	6.25	6.50	6.50

Summary of all TSRU, RSU, PPS and PSA activity during 2025 (with the shares granted representing the maximum award that could be achieved for PPSs and PSAs):
	TSRUs			RSUs		PPSs		PSAs
	TSRUs	Per TSRU, Weighted Average		Shares	Weighted Avg. GDFV per share	Shares	Weighted Avg. Intrinsic Value per share	Shares	Weighted Avg. Intrinsic Value per share

	(Thousands)	GDFV	Grant Price	(Thousands)		(Thousands)		(Thousands)
Nonvested, December 31, 2024	84,902	$9.63	$35.87	25,561	$32.67	26,156	$26.53	5,521	$26.53
Granted	51,148	6.05	25.74	18,295	25.68	14,538	25.73	2,749	25.75
Vested	(6,818)	11.89	45.82	(11,930)	34.95	(4,479)	26.41	—	—
Reinvested dividend equivalents				2,132	24.23
Forfeited	(8,227)	7.33	29.05	(2,496)	27.26	(4,322)	25.31	(429)	25.66
Nonvested, December 31, 2025	121,004	$8.14	$31.46	31,562	$27.61	31,893	$24.90	7,840	$24.90

Pfizer Inc.	2025 Form 10-K	91

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Summary of TSRU and PTU information as of December 31, 2025(a), (b):
	TSRUs (Thousands)	PTUs (Thousands)	Weighted-Average Grant Price Per TSRU	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)(c)
TSRUs Outstanding	164,736		$32.62	2.5	$80
TSRUs Vested	43,732		35.84	0.6	6
TSRUs Expected to vest(d)	115,666		$31.53	3.2	71
Outstanding PTUs converted from TSRUs exercised		42		0.2	$1
(a)In 2025, we settled 46,110,528 TSRUs with a weighted-average grant price of $31.29 per unit.
(b)In 2025, 20,968 TSRUs with a weighted-average grant price of $31.31 per unit were converted into 1,620 PTUs.
(c)Market price of our underlying common stock less grant price plus dividend equivalents to date.
(d)The number of TSRUs expected to vest takes into account an estimate of expected forfeitures.

Summary of all stock option activity during 2025:
	Shares (Thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(a) (Millions)
Outstanding, December 31, 2024	19,621	$33.24
Granted	2,038	25.75
Exercised
Forfeited	(178)	26.75
Expired	(13,666)	32.87
Outstanding, December 31, 2025	7,815	32.09	5.9	$—
Vested and expected to vest, December 31, 2025(b)	7,624	32.24	5.8	—
Exercisable, December 31, 2025	4,196	$35.05	3.6	$—
(a)Market price of our underlying common stock less exercise price.
(b)The number of options expected to vest takes into account an estimate of expected forfeitures.
Note 14. Earnings Per Common Share Attributable to Pfizer Inc. Common Shareholders

The following presents the detailed calculation of EPS:
	Year Ended December 31,
(MILLIONS)	2025	2024	2023
EPS Numerator
Income from continuing operations attributable to Pfizer Inc. common shareholders	$7,745	$8,020	$2,134
Discontinued operations––net of tax	25	11	(15)
Net income attributable to Pfizer Inc. common shareholders	$7,771	$8,031	$2,119
EPS Denominator
Weighted-average common shares outstanding––Basic	5,683	5,664	5,643
Common-share equivalents	31	36	66
Weighted-average common shares outstanding––Diluted	5,713	5,700	5,709
Anti-dilutive common stock equivalents(a)	11	24	9
(a)These common stock equivalents were outstanding for the periods presented, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.
Note 15. Leases
We lease real estate, fleet, and equipment for use in our operations. Our leases generally have lease terms of 1 to 30 years, some of which include options to terminate or extend leases for up to 5 to 10 years or on a month-to-month basis. We include options that are reasonably certain to be exercised as part of the determination of lease terms. We may negotiate termination clauses in anticipation of any changes in market conditions, but generally these termination options have not been exercised. Residual value guarantees are generally not included within our operating leases with the exception of some fleet leases. In addition to base rent payments, the leases may require us to pay directly for taxes and other non-lease components, such as insurance, maintenance and other operating expenses, which may be dependent on usage or vary month-to-month. Variable lease payments amounted to $453 million in 2025, $517 million in 2024 and $444 million in 2023. We elected the practical expedient to not separate non-lease components from lease components in calculating the amounts of ROU assets and lease liabilities for all underlying asset classes.
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

Pfizer Inc.	2025 Form 10-K	92

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

For operating leases, the ROU assets and liabilities in our consolidated balance sheets follows:
		As of December 31,
(MILLIONS)	Balance Sheet Classification	2025	2024
ROU assets	Other noncurrent assets	$2,213	$2,289
Lease liabilities (short-term)	Other current liabilities	330	356
Lease liabilities (long-term)	Other noncurrent liabilities	2,291	2,286

Components of total lease cost includes:
	Year Ended December 31,
(MILLIONS)	2025	2024	2023
Operating lease cost	$498	$683	$863
Variable lease cost	453	517	444
Sublease income	(26)	(23)	(24)
Total lease cost	$924	$1,177	$1,283

Other supplemental information follows:
	As of December 31,
(MILLIONS)	2025	2024
Operating leases
Weighted-Average Remaining Contractual Lease Term (Years)	10.5	10.2
Weighted-Average Discount Rate	3.8%	3.7%

	Year Ended December 31,
(MILLIONS)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$471	$601	$744
(Gains)/losses on sale and leaseback transactions, net	(53)	29	(49)

The following reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the consolidated balance sheet as of December 31, 2025:

(MILLIONS)
Period	Operating Lease Liabilities
Next one year(a)	$417
1-2 years	408
2-3 years	334
3-4 years	282
4-5 years	234
Thereafter	1,524
Total undiscounted lease payments	3,199
Less: Imputed interest	579
Present value of minimum lease payments	2,620
Less: Current portion	330
Noncurrent portion	$2,291
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

Pfizer Inc.	2025 Form 10-K	93

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
A1. Legal Proceedings––Patent Litigation
We are involved in suits relating to our patents (or those of our collaboration/licensing partners to which we have licenses or co-promotion rights), including but not limited to, those discussed below. We face claims by generic drug manufacturers that patents covering our products (or those of our collaboration/licensing partners to which we have licenses or co-promotion rights and to which we may or may not be a party), processes or dosage forms are invalid and/or do not cover the product of the generic drug manufacturer. Also, counterclaims, as well as various independent actions, have been filed alleging that our assertions of, or attempts to enforce, patent rights with respect to certain products constitute unfair competition and/or violations of antitrust laws. In addition to the challenges to the U.S. patents that are discussed below, patent rights to certain of our products or those of our collaboration/licensing partners are being challenged in various other jurisdictions. Some of our collaboration or licensing partners face challenges to the validity of their patent rights in non-U.S. jurisdictions. For example, in April 2022, the U.K. High Court issued a judgment finding invalid a BMS patent related to Eliquis due to expire in 2026, and this judgment is now final. Additional challenges are pending in other jurisdictions. Also, in July 2022, CureVac AG (CureVac) brought a patent infringement action against BioNTech and certain of its subsidiaries in the German Regional Court alleging that Comirnaty infringes certain German utility model patents and certain expired and unexpired European patents. In December 2025, this action was settled on terms not material to Pfizer. Additional challenges involving Comirnaty patents may be filed against us and/or BioNTech in other jurisdictions in the future. Adverse decisions in these matters could have a material adverse effect on our results of operations. We are also party to patent damages suits in various jurisdictions pursuant to which generic drug manufacturers, payors, governments or other parties are seeking damages from us for allegedly causing delay of generic entry.
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

Pfizer Inc.	2025 Form 10-K	94

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
In August 2022, ModernaTX filed a patent infringement action in Germany against Pfizer and certain subsidiary companies, as well as BioNTech and certain subsidiary companies, alleging that Comirnaty infringes two European patents. In March 2025, a German court found the asserted patents infringed; no decision on invalidity was rendered. In September 2022, ModernaTX filed patent infringement actions in the U.K. and in the Netherlands against Pfizer and certain subsidiary companies, as well as BioNTech and certain subsidiary companies, on the same two European patents. In its complaints, ModernaTX stated that it is seeking damages for alleged infringement occurring after March 7, 2022. In November 2023, one of the European patents was revoked by the European Patent Office and, in January 2026, that decision became final. In December 2023, the other European patent was declared invalid by a court in the Netherlands (the invalidity decision is limited to the Netherlands). In July 2024, the U.K. court revoked one patent, ruling that it was invalid, and held that the other patent was valid and infringed. In July 2025, the U.K. Court of Appeal affirmed the lower court ruling that the other patent is valid and infringed. ModernaTX has also filed additional patent infringement actions against Pfizer and BioNTech in certain other ex-U.S. jurisdictions.
In April 2023, Arbutus Biopharma Corporation (Arbutus) and Genevant Sciences GmbH (Genevant) filed a complaint in the U.S. District Court for the District of New Jersey against Pfizer and BioNTech alleging that Comirnaty and its manufacture infringe five U.S. patents, and seeking unspecified monetary damages.
In April 2024, GlaxoSmithKline Biologicals SA and GlaxoSmithKline LLC (collectively, GSK Group) sued Pfizer and Pharmacia & Upjohn Company LLC, BioNTech, BioNTech Manufacturing GmbH and BioNTech US Inc. in the U.S. District Court for the District of Delaware, alleging that Comirnaty infringes five U.S. patents and seeking unspecified money damages. In August 2024, GSK Group filed an amended complaint alleging that Comirnaty infringes three additional U.S. patents. In July 2025, GSK Group sued several Pfizer and BioNTech entities in Ireland, alleging that Comirnaty infringes three European patents. Also in July 2025, GSK Group sued several Pfizer and BioNTech entities in the Unified Patent Court, alleging that Comirnaty infringes two European patents, both of which are at issue in the Irish lawsuit. Additional patent infringement actions between GSK Group and Pfizer/BioNTech are ongoing in certain other ex-U.S. jurisdictions.
In January 2025, Promosome LLC filed a complaint in the Unified Patent Court, Local Division Munich, against Pfizer and BioNTech and certain of their subsidiaries alleging that Comirnaty infringes a European patent that is in force only in France, Germany and Sweden, and seeking unspecified monetary damages in connection with the manufacture and sale of Comirnaty in France, Germany and Sweden.
In January 2026, Bayer Cropscience LLC, Monsanto Company and Monsanto Technology, LLC filed a complaint in the U.S. District Court for the District of Delaware against Pfizer and BioNTech, BioNTech Manufacturing GmbH and BioNTech US Inc, alleging that Comirnaty infringes a U.S. patent issued in 2010 and seeking unspecified money damages.

Pfizer Inc.	2025 Form 10-K	95

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
Eliquis (apixaban)
In December 2025, Bristol Myers Squibb Co. and Pfizer filed a patent infringement action in the U.S. District Court for the District of Delaware against Azurity Pharmaceuticals, Inc. (Azurity), alleging that Azurity’s proposed generic apixaban product would infringe a formulation patent expiring in 2031.
A2. Legal Proceedings––Product Litigation
We are defendants in numerous cases, including but not limited to those discussed below, related to our pharmaceutical and other products. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss.
Asbestos
Numerous lawsuits against Pfizer and certain of its previously owned subsidiaries are pending in various federal and state courts seeking damages for alleged personal injury from exposure to products allegedly containing asbestos and other allegedly hazardous materials sold by Pfizer and certain of its previously owned subsidiaries.
In addition, between 1967 and 1982, Warner-Lambert owned American Optical Corporation (American Optical), which manufactured and sold respiratory protective devices and asbestos safety clothing. In connection with the sale of American Optical in 1982, Warner-Lambert agreed to indemnify the purchaser for certain liabilities, including certain asbestos-related and other claims. Warner-Lambert was acquired by Pfizer in 2000 and is a wholly owned subsidiary of Pfizer. Warner-Lambert is actively engaged in the defense of, and will continue to explore various means of resolving, these claims.
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
In 2016, the federal cases were transferred for coordinated pre-trial proceedings to an MDL in the U.S. District Court for the Eastern District of Louisiana. All of the hair loss cases filed against Hospira and Pfizer have been dismissed with prejudice. In 2022, the eye injury cases were transferred for coordinated pre-trial proceedings to an MDL in the U.S. District Court for the Eastern District of Louisiana.
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

Pfizer Inc.	2025 Form 10-K	96

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
Many of these Zantac-related cases have been outstanding for a number of years. From time to time, Pfizer has explored and will continue to explore opportunistic settlements of these matters. As of February 2026, Pfizer had settled, or entered into definitive agreements or agreements-in-principle to settle, subject to certain conditions, a substantial majority of the cases filed in state courts in which the plaintiff alleges use of a Pfizer product. The remaining unresolved state court cases continue in various state courts.
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
Depo-Provera
A number of lawsuits have been filed against Pfizer and certain subsidiaries in various federal and state courts alleging that plaintiffs who used the injectable version of Depo-Provera (active ingredient medroxyprogesterone acetate, or MPA) for contraception developed meningioma. Some cases also name other defendants, including the manufacturers of generic versions of injectable MPA for contraception. Plaintiffs assert claims against Pfizer relating to both Depo-Provera and generic MPA products, and seek compensatory and punitive damages. In February 2025, the federal cases were transferred for coordinated pre-trial proceedings to an MDL in the U.S. District Court for the Northern District of Florida. Also, in 2025, coordinated proceedings were established in several U.S. state jurisdictions, including California, Connecticut, Delaware, and New York.
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

Pfizer Inc.	2025 Form 10-K	97

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
Subpoena relating to Tris Pharma/Quillivant XR
In October 2018, we received a subpoena from the U.S. Attorney’s Office for the Southern District of New York (SDNY) seeking records relating to our relationship with another drug manufacturer and its production and manufacturing of drugs including, but not limited to, Quillivant XR. We have produced records in response to this request and, in June 2025, the SDNY and numerous related states on whose behalf the SDNY had been investigating, declined to intervene in a qui tam action that had been filed by a relator. The relator is pursuing the action in his individual capacity on behalf of the government.
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
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of December 31, 2025, the estimated fair value of these indemnification obligations is not material to Pfizer.
In addition, in connection with our entry into certain agreements and other transactions, our counterparties may be obligated to indemnify us. For example, our global agreement with BioNTech to co-develop a mRNA-based coronavirus vaccine program aimed at preventing COVID-19

Pfizer Inc.	2025 Form 10-K	98

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

infection includes certain indemnity provisions pursuant to which each of BioNTech and Pfizer has agreed to indemnify the other for certain liabilities that may arise in connection with certain third-party claims relating to Comirnaty.
See Note 7D for information on Pfizer Inc.’s guarantee of the debt issued by PNIF in May 2025 and the debt issued by PIE in May 2023. We have also guaranteed the long-term debt of certain subsidiaries of Pfizer and certain companies that we acquired and that now are subsidiaries of Pfizer.
C. Certain Commitments
As of December 31, 2025, we had commitments totaling $5.0 billion that are legally binding and enforceable. These commitments include purchase obligations for goods and services and payments relating to potential milestone payments deemed reasonably likely to occur.
See Note 5A for information on the TCJA repatriation tax liability.
D. Contingent Consideration for Acquisitions
We may be required to make contingent consideration payments to sellers for certain prior Pfizer business combinations that are contingent on future events or outcomes. We also have assumed certain contingent consideration liabilities that were previously promised to sellers by a company subsequently acquired by Pfizer. See Note 1D. The estimated fair value of contingent consideration as of December 31, 2025 is $1.8 billion, of which $95 million is recorded in Other current liabilities and $1.7 billion in Other noncurrent liabilities, and as of December 31, 2024 was $517 million, of which $39 million was recorded in Other current liabilities and $477 million in Other noncurrent liabilities. The increase in the contingent consideration balance from December 31, 2024 is primarily due to a CVR and another assumed contingent consideration liability in connection with our acquisition of Metsera. See Note 2A.
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
Within our Biopharma reportable segment, our commercial divisions market, sell and distribute our products, and global operating functions are responsible for the research, development, manufacturing and supply of our products. Each operating segment is supported by our global corporate enabling functions and other corporate functions. At the beginning of 2025, we made the following changes within our Biopharma reportable segment that went into effect on January 1, 2025 to support our continued focus on commercial execution and to further strengthen Pfizer’s capabilities and leadership in discovering and developing breakthrough medicines and vaccines:
•Transitioned all activities within the former Pfizer Oncology Division to other parts of Biopharma. Specifically, within our Biopharma reportable segment the U.S. Oncology commercial organization and the global Oncology marketing organization, which were part of the former Pfizer Oncology Division, became part of the Pfizer U.S. Commercial Division. As of January 1, 2025, the commercial structure within our Biopharma reportable segment was composed of the Pfizer U.S. Commercial Division, which focused on the commercialization of Pfizer’s entire product portfolio in the U.S. and is led by the Chief U.S. Commercial Officer, Executive Vice President, and the Pfizer International Commercial Division, which focused on the commercialization of Pfizer’s entire product portfolio in all international markets and is led by the Chief International Commercial Officer, Executive Vice President.
•Strategically combined our former global Oncology Research and Development and Pfizer Research and Development divisions to form a single Pfizer R&D organization led by the Chief Scientific Officer and President, Research and Development. This organization is responsible for overseeing all R&D activities with end-to-end responsibilities that span from discovery to late-phase clinical development and post-approval activities, including facilitating regulatory submissions, engaging with health authorities and global medical strategies. This organization also includes science-based disciplines, providing comprehensive technical expertise for the development of Pfizer’s medicines and vaccines. A newly formed Chief Medical Office is part of this structure, advancing medical and scientific knowledge by generating evidence-based insights to drive informed regulatory and healthcare decisions. It ensures all stakeholders – including patients, healthcare providers, pharmacists, payors, and health authorities – have complete and up-to-date information on the benefits and risks associated with our products. R&D spending may encompass upfront and pre-approval milestone payments for intellectual property rights related to its programs, which would be recorded as Acquired in-process research and development expenses.

Pfizer Inc.	2025 Form 10-K	99

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

Other Business Activities––Other business activities include the operating results of PC1 and Pfizer Ignite as well as certain pre-tax costs not allocated to our operating segment results, such as costs associated with:
•corporate enabling functions (such as digital, global real estate operations, legal, finance, human resources, compliance and worldwide procurement, among others) and other corporate costs, including, but not limited to, all strategy, business development and portfolio management capabilities and certain compensation, as well as interest income and expense, and gains and losses on investments; and
•our share of equity-method income from Haleon in 2024 and 2023 (see Note 2C).
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
Segment Assets––We manage our assets on a total company basis, not by operating segment, as our operating assets are shared or commingled. Therefore, our CODM does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were $208 billion as of December 31, 2025 and $213 billion as of December 31, 2024.
Selected Statement of Operations Information

The following table provides selected information by reportable segment:
	Total Revenues			Earnings(a)			Depreciation and Amortization(b)
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
(MILLIONS)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Reportable Segment:
Biopharma(c)	$61,199	$62,400	$58,237	$29,342	$27,969	$15,767	$1,379	$1,360	$1,213
Other business activities(d)	1,380	1,228	1,316	(8,199)	(7,213)	(4,185)	305	340	323
Reconciling Items:
Amortization of intangible assets				(4,874)	(5,286)	(4,733)	4,874	5,286	4,733
Acquisition-related items				(1,285)	(1,938)	(1,874)	(4)	12	(11)
Certain significant items(e)				(7,464)	(5,510)	(3,917)	38	14	32
	$62,579	$63,627	$59,553	$7,520	$8,023	$1,058	$6,592	$7,013	$6,290
(a)Income from continuing operations before provision/(benefit) for taxes on income. Biopharma’s earnings include costs related to manufacturing and supply, sales and marketing activities, R&D, and medical and safety activities that are associated with products in our Biopharma segment. Effective in the third quarter of 2025, certain expenses for corporate affairs, such as for U.S. policy and government relations, which were previously reported in the operating results of corporate enabling functions, are reported in the operating results of our Biopharma reportable segment. In connection with this reporting change, we reclassified Selling, informational and administrative expenses of approximately $170 million and $156 million in 2024 and 2023, respectively, from Other business activities to Biopharma to conform to the current period presentation.
(b)Certain production facilities are shared. Depreciation is allocated based on estimates of physical production.
(c)Biopharma’s earnings in 2025 reflects credits to Cost of Sales representing favorable revisions of our estimate of accrued royalties. Biopharma’s revenues and earnings in 2024 reflected a non-cash favorable product return adjustment of $771 million recorded in the first quarter of 2024 and in 2023 reflected a non-cash revenue reversal of $3.5 billion (see Note 17C). In 2023, Biopharma earnings included approximately $6.2 billion of inventory write-offs and related charges to Cost of sales mainly due to lower-than-expected demand for our COVID-19 products. Biopharma’s earnings also include dividend income from our investment in ViiV of $265 million in 2025, $272 million in 2024 and $265 million in 2023.
(d)Other business activities include revenues and costs associated with PC1 and Pfizer Ignite as well as costs that we do not allocate to our operating segments, per above. Earnings in 2025 reflects a charge for $1.35 billion recorded in Acquired in-process research and development expenses related to an in-licensing agreement with 3SBio. See Note 2F.
(e)Certain significant items are substantive and/or unusual, and in some cases recurring, items (as noted above). Earnings in 2025 includes, among other items: (i) certain asset impairments of $4.9 billion recorded in Other (income)/deductions––net, (ii) restructuring charges/(credits), inventory write-offs, implementation costs and additional depreciation—asset restructuring of $1.6 billion (primarily recorded in Restructuring charges and certain acquisition-related costs) and (iii) charges for certain legal matters of $1.1 billion recorded in Other (income)/deductions––net, partially offset by (iv) actuarial valuation, pension and other postretirement plan gains of $320 million recorded in Other (income)/deductions––net. Earnings in 2024 included, among other items: (i) intangible asset impairment charges of $3.3 billion recorded in Other (income)/deductions––net, (ii) restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring of $2.2 billion (primarily recorded in Restructuring charges and certain acquisition-related costs), (iii) actuarial valuation, pension and other postretirement plan losses of $579 million recorded in Other (income)/deductions––net, (iv) charges for certain legal matters of $567 million recorded in Other (income)/deductions––net, and (v) a charge in Other (income)/deductions––net of $420 million related to the expected sale of one of our facilities resulting from the discontinuation of our DMD program, partially offset by (vi) net gains on equity securities of $1.0 billion and (vii) net gains of $825 million on the partial sales of our previous investment in Haleon in March and October 2024, which were comprised of (a) total gains on the sales of $945 million less (b) $120 million in the fourth quarter (included in Other business activities) representing our pro-rata share of Haleon’s third quarter 2024 adjusted income recorded on a one quarter lag and implicitly included in the gain on the sale of those shares. Earnings in 2023 included, among other items: (i) intangible asset impairment charges of $3.0 billion recorded in Other (income)/deductions––net and (ii) restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring of $2.2 billion ($290 million recorded in Selling, informational and administrative expenses and the remaining amount primarily recorded in Restructuring charges and certain acquisition-related costs), partially offset by (iii) net gains on equity securities of $1.6 billion recorded in Other (income)/deductions––net. See Notes 3 and 4.

Pfizer Inc.	2025 Form 10-K	100

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The following provides Biopharma reportable segment information regularly provided to the CODM:
	Year Ended December 31,
(MILLIONS)	2025	2024	2023
Biopharma reportable segment:
Biopharma total revenues	$61,199	$62,400	$58,237
Less:
Cost of sales	13,505	14,997	22,666
Selling, informational and administrative expenses(a)	9,637	10,210	10,391
Research and development expenses	9,183	9,532	9,763
Acquired in-process research and development expenses	113	108	194
Other (income)/deductions––net	(581)	(416)	(543)
Biopharma earnings(a)	$29,342	$27,969	$15,767
Revenues - Comirnaty	$4,367	$5,353	$11,220
Revenues - Paxlovid	$2,362	$5,716	$1,279
Revenues - excluding Comirnaty and Paxlovid	$54,470	$51,331	$45,738
(a)As described above, certain Selling, informational and administrative expenses for corporate affairs, which were previously reported in the operating results of corporate enabling functions, are reported in the operating results of our Biopharma reportable segment. Prior year amounts have been recast to conform to the current period presentation.
B. Geographic Information

The following summarizes revenues by geographic area:
	Year Ended December 31,
(MILLIONS)	2025	2024	2023
United States	$37,078	$38,691	$28,145
International:
Developed Markets	16,188	16,057	20,910
Emerging Markets	9,313	8,879	10,498
Total revenues(a)	$62,579	$63,627	$59,553
(a)Revenues are primarily attributed to countries based on the location of the customer.
Revenues exceeded $500 million in each of 12, 11 and 14 countries outside the U.S. in 2025, 2024 and 2023, respectively. The U.S. is the only country to contribute more than 10% of total revenue in 2025, 2024 and 2023. As a percentage of Total revenues, China was our largest market outside the U.S. (representing 5% and 4% of total revenues) in 2025 and 2024, respectively. Japan was our largest market outside the U.S. in 2023 (representing 6% of total revenues).
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
In 2022 and 2023, we had entered into agreements to supply pre-specified treatment courses of Paxlovid with government and government sponsored customers in multiple developed and emerging nations around the world, which represented most Paxlovid revenues in 2022 and 2023, while commercialization began in some markets in 2023. Internationally, most Paxlovid revenue was generated through commercial channels in 2025. In October 2023, we announced an amended agreement with the U.S. government, which facilitated the transition of Paxlovid to traditional commercial markets in the U.S. starting in November 2023, with prices negotiated with commercial payors and a copay assistance program for eligible privately insured patients, as the U.S. government began to discontinue the distribution of EUA-labeled Paxlovid. We ensured commercial readiness by providing NDA-labeled commercial supply by the end of 2023. However, EUA-labeled Paxlovid remained available free-of-charge to all eligible patients until the end of 2023, and therefore, there was only minimal uptake of NDA-labeled commercial product before January 1, 2024. In connection with this agreement, we recorded a non-cash revenue reversal of $3.5 billion in the fourth quarter of 2023, of which a portion was associated with sales recorded in 2022, related to the expected return of an estimated 6.5 million treatment courses of EUA-labeled U.S. government inventory. In the first quarter of 2024, we recorded a non-cash favorable final adjustment of $771 million to reflect 5.1 million EUA-labeled treatment courses returned through February 29, 2024, which were converted to a volume-based credit that supports continued access to Paxlovid through a U.S. government patient assistance program operated by Pfizer. In the third quarter of 2024, in connection with this amended agreement, we also supplied at no cost to the U.S. government or taxpayers a U.S. SNS of 1.0 million treatment courses to enable future pandemic preparedness through 2028, and recorded revenue of $442 million. While we are recognizing revenue as these treatment courses are delivered, there is no cash consideration for these treatment courses.

Pfizer Inc.	2025 Form 10-K	101

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

The following summarizes revenue, as a percentage of Total revenues, from our three largest U.S. wholesaler customers, which was concentrated in our Biopharma operating segment:
	Year Ended December 31,
	2025	2024	2023
McKesson, Inc.	25%	23%	16%
Cencora, Inc.	16%	17%	12%
Cardinal Health, Inc.	13%	14%	10%
Collectively, our three largest U.S. wholesaler customers represented 40% and 34% of total trade accounts receivable as of December 31, 2025 and December 31, 2024, respectively.
Significant Revenues by Product
The following provides detailed revenue information for several of our major products:

(MILLIONS)		Year Ended December 31,
PRODUCT	PRIMARY INDICATION OR CLASS	2025	2024	2023

TOTAL REVENUES		$62,579	$63,627	$59,553
GLOBAL BIOPHARMACEUTICALS BUSINESS (BIOPHARMA)		$61,199	$62,400	$58,237
Primary Care		$26,820	$30,135	$30,799
Eliquis(a)	Nonvalvular atrial fibrillation, deep vein thrombosis, pulmonary embolism	7,961	7,366	6,747
Prevnar family	Active immunization to prevent pneumonia, invasive disease and otitis media caused by Streptococcus pneumoniae	6,494	6,411	6,501
Comirnaty	Active immunization to prevent COVID-19	4,367	5,353	11,220
Paxlovid(b)	COVID-19 in certain high-risk patients	2,362	5,716	1,279
Nurtec ODT/Vydura	Acute treatment of migraine and prevention of episodic migraine	1,424	1,263	928
Abrysvo	Active immunization to prevent RSV infection	1,033	755	890
FSME-IMMUN/TicoVac	Active immunization to prevent tick-borne encephalitis disease	319	280	268
All other Primary Care	Various	2,860	2,991	2,968
Specialty Care		$17,546	$16,652	$14,988
Vyndaqel family	ATTR-CM and polyneuropathy	6,380	5,451	3,321
Xeljanz	RA, PsA, UC, active polyarticular course juvenile idiopathic arthritis, ankylosing spondylitis	1,087	1,168	1,703
Sulperazon (Outside the U.S. and Canada)	Bacterial infections	653	637	757
Inflectra	Crohn’s disease, pediatric Crohn’s disease, UC, pediatric UC, RA in combination with methotrexate, ankylosing spondylitis, PsA and plaque psoriasis	646	509	490
Zavicefta (Outside the U.S. and Canada)	Bacterial infections	638	586	511
Enbrel (Outside the U.S. and Canada)	RA, juvenile idiopathic arthritis, PsA, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	627	690	830
Genotropin	Replacement of human growth hormone	446	470	539
Octagam	Primary humoral immunodeficiency, chronic immune thrombocytopenic purpura in adults, and dermatomyositis in adults	418	509	245
Zithromax	Bacterial infections	399	480	406
Cresemba	Invasive aspergillosis and mucormycosis	349	281	195
Cibinqo	Atopic dermatitis	284	215	128
All other Hospital	Various	4,030	4,167	4,514
All other Specialty Care	Various	1,588	1,489	1,350
Oncology		$16,834	$15,612	$12,450
Ibrance	HR-positive/HER2-negative metastatic breast cancer	4,122	4,367	4,753
Xtandi(c)	mCRPC, nmCRPC, mCSPC, nmCSPC	2,194	2,039	1,659
Padcev	Locally advanced or metastatic urothelial cancer and cisplatin-ineligible/decline muscle invasive bladder cancer (MIBC)	1,940	1,588	53
Oncology biosimilars(d)	Various	1,301	1,037	1,407
Lorbrena	ALK-positive metastatic NSCLC	1,023	731	539
Inlyta	Advanced renal cell carcinoma	923	978	1,036
Adcetris(e)	Certain lymphomas including classical Hodgkin lymphoma, T-cell lymphoma and relapsed/refractory diffuse large B-cell lymphoma	907	1,089	56
Braftovi/Mektovi	Metastatic melanoma in patients with a BRAFV600E/K mutation and for metastatic NSCLC in patients with a BRAFV600E mutation; and, for Braftovi for the treatment of BRAFV600E-mutant mCRC, in combination with Erbitux® (cetuximab)(f) (after prior therapy) or cetuximab and mFOLFOX6	716	607	477
Bosulif	Philadelphia chromosome-positive chronic myelogenous leukemia	611	645	645

Pfizer Inc.	2025 Form 10-K	102

Notes to Consolidated Financial Statements
Pfizer Inc. and Subsidiary Companies

(MILLIONS)		Year Ended December 31,
PRODUCT	PRIMARY INDICATION OR CLASS	2025	2024	2023

Tukysa	Unresectable or metastatic HER2-positive breast cancer; RAS wild-type, HER2-positive unresectable or metastatic colorectal cancer	463	480	18
Aromasin	Post-menopausal early and advanced breast cancer	450	347	301
Orgovyx(g)	Advanced prostate cancer	421	201	120
Elrexfio	Relapsed or refractory multiple myeloma	304	133	10
Talzenna	Treatment of BRCA gene-mutated, HER2-negative, inoperable or recurrent breast cancer; and, in combination with Xtandi (enzalutamide), of adult patients with HRR gene-mutated mCRPC	182	117	64
Tivdak	Recurrent or mCC with disease progression on or after chemotherapy	147	131	4
All other Oncology	Various	1,127	1,122	1,308
PFIZER CENTREONE(h)		$1,338	$1,146	$1,272
PFIZER IGNITE		$41	$82	$44

BIOPHARMA		$61,199	$62,400	$58,237
PFIZER U.S. COMMERCIAL DIVISION(i)		36,708	38,332	27,749
PFIZER INTERNATIONAL COMMERCIAL DIVISION		24,491	24,068	30,488

Total Alliance revenues included above		$9,266	$8,388	$7,582
Total Royalty revenues included above		$1,650	$1,423	$1,058
(a)Reflects alliance revenues and product revenues.
(b)2024 included (i) a $771 million favorable final adjustment recorded in the first quarter to the estimated non-cash revenue reversal of $3.5 billion recorded in the fourth quarter of 2023, reflecting 5.1 million EUA-labeled treatment courses returned by the U.S. government through February 29, 2024 versus the estimated 6.5 million treatment courses that were expected to be returned as of December 31, 2023, and (ii) $442 million of revenue recorded in the third quarter in connection with the creation of the U.S. SNS. 2023 included a non-cash revenue reversal of $3.5 billion recorded in the fourth quarter, of which a portion was associated with sales recorded in 2022, related to the expected return of an estimated 6.5 million treatment courses of EUA-labeled U.S. government inventory.
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
(i)Refer to Note 17A above.
Remaining Performance Obligations––Contracted revenue expected to be recognized from remaining performance obligations for firm orders in long-term contracts to supply Comirnaty and Paxlovid to our customers totaled approximately $2.1 billion and $1.0 billion, respectively, as of December 31, 2025, which includes amounts received in advance and deferred, as well as amounts that will be invoiced as we deliver these products to our customers in future periods. Of these amounts, current contract terms provide for expected delivery of product with contracted revenue primarily from 2026 through 2028, the timing of which may be renegotiated. Remaining performance obligations are based on foreign exchange rates as of the end of our fiscal fourth quarter of 2025 and exclude arrangements with an original expected contract duration of less than one year. Remaining performance obligations associated with contracts for other products and services were not significant as of December 31, 2025 or December 31, 2024.
Deferred Revenues–– Our deferred revenues primarily relate to advance payments received or receivable from various government or government sponsored customers for supply of Paxlovid and Comirnaty. The deferred revenues related to Paxlovid and Comirnaty totaled $1.5 billion as of December 31, 2025, with $689 million and $826 million recorded in current liabilities and noncurrent liabilities, respectively. The deferred revenues related to Paxlovid and Comirnaty totaled $2.2 billion as of December 31, 2024, with $1.4 billion and $785 million recorded in current liabilities and noncurrent liabilities, respectively. The decrease in Paxlovid and Comirnaty deferred revenues during 2025 was primarily driven by amounts recognized in Product revenues as we delivered the products to our customers. During 2025, we recognized revenue of approximately $771 million that was included in the balance of Paxlovid and Comirnaty deferred revenues as of December 31, 2024. The Paxlovid and Comirnaty deferred revenues as of December 31, 2025 will be recognized in Product revenues proportionately as we transfer control of the products to our customers and satisfy our performance obligations under the contracts, with the amounts included in current liabilities expected to be recognized in Product revenues within the next 12 months, and the amounts included in noncurrent liabilities expected to be recognized in Product revenues primarily from December 2026 (which falls in our international first quarter of 2027) through 2028. Deferred revenues associated with contracts for other products were not significant as of December 31, 2025 or December 31, 2024.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Pfizer Inc.	2025 Form 10-K	103

ITEM 9A.	CONTROLS AND PROCEDURES
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

Pfizer Inc.	2025 Form 10-K	104

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Pfizer Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Pfizer Inc. and Subsidiary Companies’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2026 expressed an unqualified opinion on those consolidated financial statements.
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

New York, New York

February 26, 2026

Pfizer Inc.	2025 Form 10-K	105

Management’s Report on Internal Control Over Financial Reporting

Management’s Report
We prepared and are responsible for the financial statements that appear in this Form 10-K. These financial statements are in conformity with accounting principles generally accepted in the United States of America and, therefore, include amounts based on informed judgments and estimates. We also accept responsibility for the preparation of other financial information included in this document.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2025.
The Company’s independent auditors have issued their auditors’ report on the Company’s internal control over financial reporting. That report appears above in this Form 10-K.

Albert Bourla
Chairman and Chief Executive Officer

David M. Denton	Jennifer B. Damico
Principal Financial Officer	Principal Accounting Officer

February 26, 2026

Pfizer Inc.	2025 Form 10-K	106

ITEM 9B.	OTHER INFORMATION
During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our Directors is incorporated by reference from the discussion under the heading Item 1—Election of Directors in our Proxy Statement. Information about the Pfizer Policies on Business Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, the Code of Business Conduct and Ethics for Members of the Board of Directors and our other governance practices and policies, including our Insider Trading Policy, is incorporated by reference from the discussions under the headings Governance —Pfizer Policies on Business Conduct, —Code of Conduct for Directors and —Other Governance Practices and Policies in our Proxy Statement. Information regarding the procedures by which our shareholders may recommend nominees to our Board of Directors is incorporated by reference from the discussion under the headings Item 1—Election of Directors—Criteria for Board Membership and Annual Meeting Information—Submitting Proxy Proposals and Director Nominations for the 2027 Annual Meeting in our Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading Governance Overview—Board and Committee Information—Board Committees—The Audit Committee in our Proxy Statement. The balance of the information required by this item is contained in the discussion entitled Information about Our Executive Officers in this Form 10-K.

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
Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor Firm ID: 185. Information about the fees for professional services rendered by our independent registered public accounting firm in 2025 and 2024 is incorporated by reference from the discussion under the heading Item 2—Ratification of Selection of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees in our Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from the discussion under the heading Item 2—Ratification of Selection of Independent Registered Public Accounting Firm—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services in our Proxy Statement.

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
•Consolidated Statements of Comprehensive Income
•Consolidated Balance Sheets
•Consolidated Statements of Equity
•Consolidated Statements of Cash Flows
•Notes to Consolidated Financial Statements

Pfizer Inc.	2025 Form 10-K	107

15(a)(2) Financial Statement Schedules. Schedules are omitted because they are not required or because the information is provided elsewhere in the financial statements. The financial statements of unconsolidated subsidiaries are omitted because, considered in the aggregate, they would not constitute a significant subsidiary.
15(a)(3) Exhibits. These exhibits are available upon request. Requests should be directed to our Corporate Secretary, Pfizer Inc., 66 Hudson Boulevard East, New York, New York 10001-2192. The exhibit numbers preceded by an asterisk (*) indicate exhibits filed with this Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit numbers 10.1 through 10.42 are management contracts or compensatory plans or arrangements.

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

4.12	Indenture, dated as of April 10, 1992, between Wyeth (formerly American Home Products Corporation) and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as trustee, is incorporated by reference from Wyeth’s Registration Statement on Form S-3, filed on January 18, 1995.

4.13	Fifth Supplemental Indenture, dated as of December 16, 2003, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as trustee, is incorporated by reference from Wyeth’s 2003 Annual Report on Form 10-K.

4.14	Sixth Supplemental Indenture, dated as of November 14, 2005, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as trustee, is incorporated by reference from Wyeth’s Current Report on Form 8-K filed on November 15, 2005.

4.15	Seventh Supplemental Indenture, dated as of March 27, 2007, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as trustee, is incorporated by reference from Wyeth’s Current Report on Form 8-K filed on March 28, 2007.

Pfizer Inc.	2025 Form 10-K	108

4.16	Eighth Supplemental Indenture, dated as of October 30, 2009, between Wyeth, us and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, formerly The Chase Manhattan Bank), as trustee, to Indenture dated as of April 10, 1992 (as amended on October 13, 1992), is incorporated by reference from our Current Report on Form 8-K filed on November 3, 2009.

4.17	Indenture, dated as of September 7, 2018, between us and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on September 7, 2018.

4.18	First Supplemental Indenture, dated as of September 7, 2018, between us and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on September 7, 2018.

4.19	Second Supplemental Indenture, dated as of March 11, 2019, between us and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on March 11, 2019.

4.20
Third Supplemental Indenture, dated as of March 27, 2020, between us and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on March 27, 2020.

4.21	Fourth Supplemental Indenture, dated as of May 28, 2020, between us and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on May 28, 2020.

4.22
Fifth Supplemental Indenture, dated as of August 18, 2021 between us and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on August 18, 2021.

4.23
Sixth Supplemental Indenture, dated as of November 21, 2025, between us and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on November 21, 2025.

4.24
Indenture, dated as of May 19, 2023, among Pfizer Investment Enterprises Pte. Ltd., us and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on May 19, 2023.

4.25
First Supplemental Indenture, dated as of May 19, 2023, among Pfizer Investment Enterprises Pte. Ltd., us and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on May 19, 2023.

4.26
Indenture, dated as of May 19, 2025, among Pfizer Netherlands International Finance B.V., us and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on May 19, 2025.

4.27
First Supplemental Indenture, dated as of May 19, 2025, among Pfizer Netherlands International Finance B.V., us and The Bank of New York Mellon, as trustee, is incorporated by reference from our Current Report on Form 8-K filed on May 19, 2025.

*4.28	Description of Pfizer’s Securities.

4.29
Except as set forth in Exhibits 4.1-4.28 above, the instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries have been omitted. We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

10.1	Pfizer Inc. 2004 Stock Plan, as Amended and Restated is incorporated by reference from our 2011 Annual Report on Form 10-K.

10.2	Amendment No. 1 to Pfizer 2004 Stock Plan is incorporated by reference from our 2020 Annual Report on Form 10-K.

10.3	Pfizer Inc. 2014 Stock Plan is incorporated by reference from our Proxy Statement for the 2014 Annual Meeting of Shareholders.

10.4	Amendment No. 1 to Pfizer Inc. 2014 Stock Plan is incorporated by reference from our 2020 Annual Report on Form 10-K.

10.5
Form of Acknowledgment and Consent and Summary of Key Terms for Grants of RSUs, TSRUs, PPSs and PSAs is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended April 2, 2023.

10.6	Form of Executive Grant Letter is incorporated by reference from our 2015 Annual Report on Form 10-K.

10.7	Form of Acknowledgment and Consent and Summary of Key Terms for Grants of RSUs, TSRUs, PPSs and PSAs is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended March 30, 2025.

10.8	Form of Executive Grant Letter is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended March 30, 2025.

10.9	Pfizer Consolidated Supplemental Pension Plan for United States and Puerto Rico Employees is incorporated by reference from our 2017 Annual Report on Form 10-K.

10.10	Amendment No. 1 to the Pfizer Consolidated Supplemental Pension Plan for United States and Puerto Rico Employees is incorporated by reference from our 2018 Annual Report on Form 10-K.

10.11	Amendment No. 2 to the Pfizer Consolidated Supplemental Pension Plan for United States and Puerto Rico Employees is incorporated by reference from our 2020 Annual Report on Form 10-K.

10.12	Amendment No. 3 to the Pfizer Consolidated Supplemental Pension Plan for United States and Puerto Rico Employees is incorporated by reference from our 2022 Annual Report on Form 10-K.

10.13	Amendment No. 4 to the Pfizer Consolidated Supplemental Pension Plan for United States and Puerto Rico Employees is incorporated by reference from our 2023 Annual Report on Form 10-K.

10.14	Pfizer Supplemental Savings Plan is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended April 3, 2016.

10.15	Amendment No. 1 to the Pfizer Supplemental Savings Plan (Amended and Restated as of January 1, 2016), is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended October 1, 2017.

10.16	Amendment No. 2 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2017 Annual Report on Form 10-K.

Pfizer Inc.	2025 Form 10-K	109

10.17	Amendment No. 3 to the Pfizer Supplemental Savings Plan is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 30, 2018.

10.18	Amendment No. 4 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2018 Annual Report on Form 10-K.

10.19	Amendment No. 5 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2018 Annual Report on Form 10-K.

10.20	Amendment No. 6 to the Pfizer Supplemental Savings Plan is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 30, 2019.

10.21	Amendment No. 7 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2019 Annual Report on Form 10-K.

10.22	Amendment No. 8 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2020 Annual Report on Form 10-K.

10.23	Amendment No. 9 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2020 Annual Report on Form 10-K.

10.24	Amendment No. 10 to the Pfizer Supplemental Savings Plan is incorporated by reference from our 2022 Annual Report on Form 10-K.

*10.25	Amended and Restated Pfizer Inc. Global Performance Plan.

10.26	Amended and Restated Deferred Compensation Plan (adopted in 2024) is incorporated by reference from our 2023 Annual Report on Form 10-K.

10.27	Wyeth 2005 (409A) Deferred Compensation Plan (frozen as of January 2012), together with certain Amendments, is incorporated by reference from our 2013 Annual Report on Form 10-K.

10.28	Amendment No. 2 to Wyeth 2005 (409A) Deferred Compensation Plan is incorporated by reference from our 2020 Annual Report on Form 10-K.

10.29	Amended and Restated Wyeth Supplemental Employee Savings Plan (effective as of January 1, 2005 and frozen as of January 2012), together with all material Amendments is incorporated by reference from our 2011 Annual Report on Form 10-K.

10.30	Amendment to Amended and Restated Wyeth Supplemental Employee Savings Plan, dated June 20, 2013, is incorporated by reference from our 2013 Annual Report on Form 10-K.

10.31	The form of Indemnification Agreement with each of our non-employee Directors is incorporated by reference from our 1996 Annual Report on Form 10-K.

10.32
The form of Indemnification Agreement with each of the Named Executive Officers identified in our Proxy Statement for the 2025 Annual Meeting of Shareholders is incorporated by reference from our 1997 Annual Report on Form 10-K.

10.33	Pfizer Inc. Executive Severance Plan is incorporated by referenced from our Current Report on Form 8-K filed on February 20, 2009.

10.34	Amendment No. 1 to the Pfizer Inc. Executive Severance Plan is incorporated by reference from our 2018 Annual Report on Form 10-K.

10.35	Amendment No. 2 to the Pfizer Inc. Executive Severance Plan is incorporated by reference from our 2019 Annual Report on Form 10-K.

10.36	Amendment No. 3 to the Pfizer Inc. Executive Severance Plan is incorporated by reference from our 2020 Annual Report on Form 10-K.

10.37	Amendment No. 4 to the Pfizer Inc. Executive Severance Plan is incorporated by reference from our 2022 Annual Report on Form 10-K.

*10.38	Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended.

10.39	Pfizer Inc. 2019 Stock Plan is incorporated by reference from our Proxy Statement for the 2019 Annual Meeting of Shareholders.

10.40	Pfizer Inc. Amended and Restated 2019 Stock Plan is incorporated by reference from our Proxy Statement for the 2024 Annual Meeting of Shareholders.

10.41	Time Sharing Agreement, dated July 9, 2020, between Pfizer Inc. and Albert Bourla is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 28, 2020.

10.42	Pfizer Inc. Executive Officer Cash Severance Policy is incorporated by reference from our Quarterly Report on Form 10-Q for the period ended July 2, 2023.

19	Corporate Policy 604A: Prohibition on Insider Trading is incorporated by reference from our 2024 Annual Report on Form 10-K.

*21	Subsidiaries of the Company.

*22	Subsidiary Issuers of Guaranteed Securities.

*23	Consent of Independent Registered Public Accounting Firm.

*24	Power of Attorney (included as part of signature page).

*31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Pfizer Inc. Recoupment Policy is incorporated by reference from our 2024 Annual Report on Form 10-K.

Exhibit 101:

Pfizer Inc.	2025 Form 10-K	110

*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

*101.DEF	Inline XBRL Taxonomy Extension Definition Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

ITEM 16.	FORM 10-K SUMMARY
None.
SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.

Dated: February 26, 2026	By:	/S/ MARGARET M. MADDEN
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

Pfizer Inc.	2025 Form 10-K	111

Signature	Title	Date

/S/ ALBERT BOURLA Albert Bourla	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026

/S/ DAVID M. DENTON David M. Denton	Chief Financial Officer, Executive Vice President (Principal Financial Officer)	February 26, 2026

/S/ JENNIFER B. DAMICO Jennifer B. Damico	Senior Vice President and Controller (Principal Accounting Officer)	February 26, 2026

/S/ RONALD E. BLAYLOCK Ronald E. Blaylock	Director	February 26, 2026

/S/ MORTIMER J. BUCKLEY Mortimer J. Buckley	Director	February 26, 2026

/S/ SUSAN DESMOND-HELLMANN Susan Desmond-Hellmann	Director	February 26, 2026

/S/ JOSEPH J. ECHEVARRIA Joseph J. Echevarria	Director	February 26, 2026

/S/ SCOTT GOTTLIEB Scott Gottlieb	Director	February 26, 2026

/S/ SUSAN HOCKFIELD Susan Hockfield	Director	February 26, 2026

/S/ DAN R. LITTMAN Dan R. Littman	Director	February 26, 2026

/S/ SHANTANU NARAYEN Shantanu Narayen	Director	February 26, 2026

/S/ SUZANNE NORA JOHNSON Suzanne Nora Johnson	Director	February 26, 2026

/S/ JAMES QUINCEY James Quincey	Director	February 26, 2026

/S/ JAMES C. SMITH James C. Smith	Director	February 26, 2026

/S/ CYRUS TARAPOREVALA Cyrus Taraporevala	Director	February 26, 2026

Pfizer Inc.	2025 Form 10-K	112