Form 10-Q
period 2026-03-29
PFIZER INC
filed 2026-05-05
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2026
OR
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
At April 29, 2026, 5,699,444,169 shares of the issuer’s voting common stock were outstanding.

DEFINED TERMS

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Form 10-Q (defined below) refer to Pfizer Inc. and its subsidiaries. Pfizer’s fiscal quarter-end for subsidiaries operating outside the U.S. is as of and for the three months ended February 22, 2026 and February 23, 2025, and for U.S. subsidiaries is as of and for the three months ended March 29, 2026 and March 30, 2025. References to “Notes” in this Form 10-Q are to the Notes to the Condensed or Consolidated Financial Statements in this Form 10-Q or in our 2025 Form 10-K. We also have used several other terms in this Form 10-Q, most of which are explained or defined below:

*	Indicates calculation not meaningful or results are greater than 100%
2025 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2025
340B Program	340B Drug Pricing Program
3SBio	3SBio, Inc. and its subsidiaries Shenyang Sunshine Pharmaceutical Co., Ltd. and 3S Guojian Pharmaceutical (Shanghai) Co., Ltd.
AI	artificial intelligence
ALK	anaplastic lymphoma kinase
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Astellas	Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.
ATTR-CM	transthyretin amyloid cardiomyopathy
BioNTech	BioNTech SE
Biopharma	Global Biopharmaceuticals Business
BMS	Bristol-Myers Squibb Company
BOD	Board of Directors
CODM	Chief Operating Decision Maker
Comirnaty
Unless otherwise noted, refers to, as applicable, the current formulation of Comirnaty (COVID-19 Vaccine, mRNA) 2025-2026 Formula as well as all prior authorized or approved formulations of the vaccine, which was first authorized in the U.S. during December 2020 pursuant to an EUA

COVID-19	novel coronavirus disease of 2019
Developed Markets	Includes, but is not limited to, the following markets: Western Europe, Japan, Central Europe, Canada, Nordic countries, Australia, certain Eastern European countries, South Korea and New Zealand
EMA	European Medicines Agency
Emerging Markets
Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Eastern Europe (excluding the Balkans and certain other countries), Africa, Turkey and the Middle East

EPS	earnings per share
EU	European Union
EUA	emergency use authorization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Form 10-Q	This Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2026
GAAP	U.S. Generally Accepted Accounting Principles
GILTI (NCTI)	Global Intangible Low-Taxed Income (renamed Net Controlled Foreign Corporation (CFC) Tested Income (NCTI) for taxable years starting after December 31, 2025)
GSK	GSK plc
Haleon	Haleon plc
Hospira	Hospira, Inc.
HRR	homologous recombination repair
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
IRS	U.S. Internal Revenue Service
JV	joint venture
King	King Pharmaceuticals LLC (formerly King Pharmaceuticals, Inc.)
mCC	metastatic cervical cancer
mCRC	metastatic colorectal cancer
mCRPC	metastatic castration-resistant prostate cancer
mCSPC	metastatic castration-sensitive prostate cancer
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MDL	Multi-District Litigation
Medicare Part D	a prescription drug coverage program for people with Medicare
Metsera	Metsera, Inc.
Moody’s	Moody’s Ratings (formerly Moody’s Investors Service)
mRNA	messenger ribonucleic acid
nmCRPC	non-metastatic castration-resistant prostate cancer
nmCSPC	non-metastatic castration-sensitive prostate cancer

NSCLC	non-small cell lung cancer
OBBBA	One Big Beautiful Bill Act
ODT	oral disintegrating tablet
OTC	over-the-counter
Paxlovid(a)	an oral COVID-19 treatment (nirmatrelvir tablets and ritonavir tablets)
PC1	Pfizer CentreOne
Pharmacia	Pharmacia LLC (formerly Pharmacia Corporation)
Prevnar family	Includes Prevnar 20/Prevenar 20 (pediatric and adult) and Prevnar 13/Prevenar 13 (pediatric and adult)
PsA	psoriatic arthritis
RA	rheumatoid arthritis
R&D	research and development
RSV	respiratory syncytial virus
S&P	S&P Global (formerly Standard & Poor’s)
Sciwind Biosciences	Hangzhou Sciwind Biosciences Co., Ltd.
Seagen	Seagen Inc. and its subsidiaries
SEC	U.S. Securities and Exchange Commission
SI&A	Selling, informational and administrative expenses
Takeda	Takeda Pharmaceutical Company Limited
Tax Cuts and Jobs Act or TCJA	Legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017
UC	ulcerative colitis
U.K.	United Kingdom
U.S.	United States
ViiV	ViiV Healthcare Limited
Vyndaqel family	Includes Vyndaqel, Vyndamax and Vynmac
Wyeth	Wyeth LLC (formerly Wyeth)
YaoPharma	YaoPharma Co., Ltd.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
(MILLIONS, EXCEPT PER SHARE DATA)	March 29, 2026	March 30, 2025
Revenues:
Product revenues	$11,715	$11,294
Alliance revenues	2,339	2,113
Royalty revenues	396	308
Total revenues	14,451	13,715
Costs and expenses:
Cost of sales(a)	3,548	2,845
Selling, informational and administrative expenses(a)	2,961	3,031
Research and development expenses(a)	2,490	2,203
Acquired in-process research and development expenses	137	9
Amortization of intangible assets	1,183	1,211
Restructuring charges and certain acquisition-related costs	100	678
Other (income)/deductions––net	861	953
Income from continuing operations before provision/(benefit) for taxes on income	3,170	2,785
Provision/(benefit) for taxes on income	461	(189)
Income from continuing operations	2,709	2,973
Discontinued operations––net of tax	(13)	—
Net income before allocation to noncontrolling interests	2,696	2,973
Less: Net income attributable to noncontrolling interests	8	6
Net income attributable to Pfizer Inc. common shareholders	$2,687	$2,967

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.48	$0.52
Discontinued operations––net of tax	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.47	$0.52

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.47	$0.52
Discontinued operations––net of tax	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.47	$0.52

Weighted-average shares––basic	5,691	5,675
Weighted-average shares––diluted	5,731	5,710
(a) Exclusive of amortization of intangible assets.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
(MILLIONS)	March 29, 2026	March 30, 2025
Net income before allocation to noncontrolling interests	$2,696	$2,973

Foreign currency translation adjustments, net	923	(557)
Unrealized holding gains/(losses) on derivative financial instruments, net	(36)	(123)
Reclassification adjustments for (gains)/losses included in net income(a)	9	(313)
	(27)	(436)
Unrealized holding gains/(losses) on available-for-sale securities, net	38	(31)
Reclassification adjustments for (gains)/losses included in net income(b)	21	155
	60	124
Reclassification adjustments related to amortization of prior service costs and other, net	(7)	(30)
Reclassification adjustments related to curtailments of prior service costs and other, net	(5)	(33)
	(12)	(64)
Other comprehensive income/(loss), before tax	944	(932)
Tax provision/(benefit) on other comprehensive income/(loss)	81	(191)
Other comprehensive income/(loss) before allocation to noncontrolling interests	$863	$(741)

Comprehensive income/(loss) before allocation to noncontrolling interests	$3,559	$2,232
Less: Comprehensive income/(loss) attributable to noncontrolling interests	5	4
Comprehensive income/(loss) attributable to Pfizer Inc.	$3,554	$2,229
(a)Reclassified into Other (income)/deductions—net and Cost of sales. See Note 7E.
(b)Reclassified into Other (income)/deductions—net.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS)	March 29, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$1,703	$1,142
Short-term investments	11,372	12,454
Trade accounts receivable, net of allowance for doubtful accounts: 2026—$425; 2025—$427	12,585	11,874
Inventories	10,667	10,654
Current tax assets	3,588	3,967
Other current assets	2,908	2,808
Total current assets	42,822	42,898
Long-term investments	1,626	1,621
Property, plant and equipment, net of accumulated depreciation: 2026—$17,803; 2025—$17,386	19,402	19,317
Identifiable intangible assets, net	52,559	53,731
Goodwill	71,409	71,264
Noncurrent deferred tax assets and other noncurrent tax assets	9,965	9,699
Other noncurrent assets	9,834	9,631
Total assets	$207,618	$208,160

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2026—$3,861; 2025—$2,997	$3,890	$3,154
Trade accounts payable	4,506	5,240
Dividends payable	—	2,445
Income taxes payable	3,130	3,103
Accrued compensation and related items	2,715	3,610
Other current liabilities	20,108	19,432
Total current liabilities	34,348	36,984
Long-term debt	60,565	61,641
Pension and postretirement benefit obligations	1,984	2,041
Noncurrent deferred tax liabilities	2,412	2,401
Other taxes payable	3,705	3,591
Other noncurrent liabilities	14,200	14,725
Total liabilities	117,214	121,385

Commitments and Contingencies

Common stock	482	481
Additional paid-in capital	94,773	94,469
Treasury stock	(115,190)	(115,015)
Retained earnings	117,238	114,610
Accumulated other comprehensive loss	(7,203)	(8,069)
Total Pfizer Inc. shareholders’ equity	90,101	86,476
Equity attributable to noncontrolling interests	303	299
Total equity	90,404	86,775
Total liabilities and equity	$207,618	$208,160
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2026	9,621	$481	$94,469	(3,935)	$(115,015)	$114,610	$(8,069)	$86,476	$299	$86,775
Net income						2,687		2,687	8	2,696
Other comprehensive income/(loss), net of tax							867	867	(4)	863
Cash dividends declared, per share: $—
Common stock						—		—		—
Share-based payment transactions	20	1	304	(7)	(176)	(60)		70		70
Other			—	—	—	1	—	1	—	1
Balance, March 29, 2026	9,641	$482	$94,773	(3,942)	$(115,190)	$117,238	$(7,203)	$90,101	$303	$90,404

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2025	9,593	$480	$93,603	(3,926)	$(114,763)	$116,725	$(7,842)	$88,203	$294	$88,497
Net income						2,967		2,967	6	2,973
Other comprehensive income/(loss), net of tax							(738)	(738)	(3)	(741)
Cash dividends declared, per share: $—
Common stock						—		—		—
Share-based payment transactions	27	1	252	(9)	(245)	(103)		(94)		(94)
Other			—	—	—	1		1	2	2
Balance, March 30, 2025	9,620	$481	$93,856	(3,935)	$(115,008)	$119,590	$(8,581)	$90,338	$299	$90,637

See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(MILLIONS)	March 29, 2026	March 30, 2025
Operating Activities
Net income before allocation to noncontrolling interests	$2,696	$2,973
Discontinued operations—net of tax	(13)	—
Net income from continuing operations before allocation to noncontrolling interests	2,709	2,973
Adjustments to reconcile net income from continuing operations before allocation to noncontrolling interests to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,613	1,618
Asset write-offs and impairments	32	344
Deferred taxes	(12)	(663)
Share-based compensation expense	272	170
Benefit plan contributions in excess of expense/income	(173)	(229)
Other adjustments, net	(93)	40
Other changes in assets and liabilities, net of acquisitions and divestitures	(1,732)	(1,919)
Net cash provided by/(used in) operating activities	2,615	2,335

Investing Activities
Purchases of property, plant and equipment	(436)	(564)
Purchases of short-term investments	(2,569)	(2,823)
Proceeds from redemptions/sales of short-term investments	4,576	3,955
Net (purchases of)/proceeds from redemptions/sales of short-term investments with original maturities of three months or less	(792)	(3,852)
Purchases of long-term investments	(104)	(134)
Proceeds from redemptions/sales of long-term investments	88	82
Proceeds from sales of investment in Haleon	—	6,311
Other investing activities, net	22	300
Net cash provided by/(used in) investing activities	785	3,274

Financing Activities
Payments on short-term borrowings	—	(2,048)
Net (payments on)/proceeds from short-term borrowings with original maturities of three months or less	(127)	(386)
Cash dividends paid	(2,445)	(2,437)
Other financing activities, net	(284)	(356)
Net cash provided by/(used in) financing activities	(2,856)	(5,227)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	19	(7)
Net increase/(decrease) in cash and cash equivalents and restricted cash and cash equivalents	563	375
Cash and cash equivalents and restricted cash and cash equivalents, at beginning of period	1,197	1,107
Cash and cash equivalents and restricted cash and cash equivalents, at end of period	$1,760	$1,481
Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes	$72	$152
Interest paid	293	353
Interest rate hedges	62	74

See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation and Significant Accounting Policies
A. Basis of Presentation
We prepared these condensed consolidated financial statements in conformity with U.S. GAAP, consistent in all material respects with those applied in our 2025 Form 10-K. As permitted under the SEC requirements for interim reporting, certain footnotes or other financial information have been condensed or omitted.
These financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods presented. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2025 Form 10-K. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.
Pfizer’s fiscal quarter-end for subsidiaries operating outside the U.S. is as of and for the three months ended February 22, 2026 and February 23, 2025, and for U.S. subsidiaries is as of and for the three months ended March 29, 2026 and March 30, 2025.
We manage our commercial operations through two operating segments, each led by a single manager: Biopharma and PC1. Biopharma is the only reportable segment. See Note 13A.
B. Revenues and Trade Accounts Receivable

Deductions from Revenues––Our accruals for Medicare, Medicaid and related state program and performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts are as follows:

(MILLIONS)	March 29, 2026	December 31, 2025
Reserve against Trade accounts receivable, net of allowance for doubtful accounts	$1,699	$1,803
Other current liabilities:
Accrued rebates	8,846	7,909
Other accruals	718	750
Other noncurrent liabilities	287	1,204
Total accrued rebates and other sales-related accruals	$11,550	$11,666
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
During the three months ended March 29, 2026 and March 30, 2025, additions to the allowance for credit losses, write-offs and recoveries of customer receivables were not material to our condensed consolidated financial statements.
For additional information on our trade accounts receivable, see Note 1G in our 2025 Form 10-K.
Note 2. Acquisition, In-Licensing Arrangement and Sale of Investment
A. Acquisition
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In connection with this business combination, we provisionally recorded: (i) $8.0 billion of identifiable intangible assets, net, consisting of IPR&D, (ii) $2.0 billion of Goodwill, (iii) $1.6 billion of net deferred tax liabilities, and (iv) $672 million of contingent consideration liability assumed from Metsera. Goodwill, which resulted primarily from the recognition of deferred tax liabilities, is related to our Biopharma segment and is not deductible for tax purposes. The contingent consideration liability was recorded at fair value and relates to Metsera’s 2023 acquisition of Zihipp Ltd (Zihipp). As a part of that transaction, the former Zihipp shareholders are entitled to future potential development, regulatory and commercialization milestone payments, along with low-single digit royalties on net product sales on the MET-097i and MET-233i product candidates. The allocation of the consideration transferred to the assets acquired and liabilities assumed has not yet been finalized.
B. In-Licensing Arrangement
In-Licensing Arrangement with Sciwind Biosciences––In February 2026, Pfizer and Sciwind Biosciences announced a strategic commercialization collaboration in which Pfizer obtained exclusive commercialization rights for Sciwind Biosciences’ glucagon-like peptide 1 (GLP-1) receptor agonist ecnoglutide in Mainland China. Sciwind Biosciences remains the Marketing Authorization Holder and is responsible for R&D, registration, manufacturing and supply of the product. Sciwind Biosciences is eligible to receive an aggregate of up to $495 million in upfront, regulatory and sales milestone payments.
C. Sale of Investment
ViiV––On March 31, 2026, which fell in our second fiscal quarter of 2026, Pfizer completed the exit of its 11.7% investment in ViiV (carrying value of zero) and received $1.875 billion in cash proceeds. See Note 2C in our 2025 Form 10-K.
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
Additionally, in connection with our efforts to simplify the structure and sharpen the focus of our R&D organization, in the first quarter of 2025, we expanded this program after having identified additional opportunities to drive improvements in productivity and operational efficiencies through enhanced digital enablement, including automation and AI, and simplification of business processes. We expect costs to implement these initiatives to be incurred through 2026 and to total approximately $600 million, primarily representing cash expenditures for severance, digital enablement and implementation, all of which is associated with our Biopharma segment. The majority of these costs were recorded in 2025, with cash outlays expected primarily through 2026.
We expect costs associated with all the components of this program to total approximately $5.3 billion of which $3.7 billion is associated with the Biopharma segment.
From the start of this program through March 29, 2026, we incurred total costs of $4.3 billion, of which $3.3 billion is associated with our Biopharma segment (including $2.9 billion of restructuring charges).
B. Manufacturing Optimization Program
In the second quarter of 2024, we announced that we launched a multi-year, multi-phased program to reduce our costs of goods sold, which includes operational efficiencies, network structure changes, and product portfolio enhancements. The first phase of this program is primarily focused on operational efficiencies, and we expect costs for this first phase to total approximately $1.4 billion, primarily representing cash expenditures for severance and implementation costs, all of which is associated with our Biopharma segment. From the start of this program through March 29, 2026, we incurred costs of $1.1 billion (including $853 million of restructuring charges). These costs were recorded primarily through 2025, with cash outlays expected primarily through 2026.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Key Activities

The following summarizes costs and credits for acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended
(MILLIONS)	March 29, 2026	March 30, 2025
Restructuring charges/(credits):
Employee terminations	$15	$384
Asset impairments	28	173
Exit costs	6	64
Restructuring charges/(credits)(a)	49	621
Integration costs and other(b)	51	57
Restructuring charges and certain acquisition-related costs	100	678
Net periodic benefit costs/(credits) recorded in Other (income)/deductions––net	3	(59)
Additional depreciation––asset restructuring recorded in Cost of sales(c)	3	4
Implementation costs recorded in our condensed consolidated statements of operations as follows(d):
Cost of sales	15	20
Selling, informational and administrative expenses	36	6
Research and development expenses	38	24
Total implementation costs	89	50
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$195	$673
(a)Primarily represents cost-reduction initiatives. Amounts associated with our Biopharma segment: (i) charges of $31 million for the three months ended March 29, 2026 (including charges of $47 million for our Realigning our Cost Base Program and credits of $22 million for our Manufacturing Optimization Program) and (ii) charges of $617 million for the three months ended March 30, 2025 (including charges of $587 million for our Realigning our Cost Base Program and credits of $4 million for our Manufacturing Optimization Program).
(b)Represents external, incremental costs directly related to integrating acquired businesses, such as expenditures for consulting and the integration of systems and processes, and certain other qualifying costs.
(c)Represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.
(d)Represents incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following summarizes the components and changes in restructuring accruals:
(MILLIONS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2025(a)	$1,783	$—	$127	$1,910
Provision	15	28	6	49
Utilization and other(b)	(330)	(28)	(12)	(371)
Balance, March 29, 2026(c)	$1,467	$—	$121	$1,588
(a)Included in Other current liabilities ($1.4 billion) and Other noncurrent liabilities ($466 million).
(b)Other activity includes adjustments for foreign currency translation that are not material to our condensed consolidated financial statements.
(c)Included in Other current liabilities ($1.2 billion) and Other noncurrent liabilities ($431 million).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Other (Income)/Deductions—Net

Components of Other (income)/deductions––net include:
	Three Months Ended
(MILLIONS)	March 29, 2026	March 30, 2025
Interest income	$(115)	$(143)
Interest expense	668	654
Net interest expense	554	511
Net (gains)/losses recognized during the period on equity securities	9	370
Net periodic benefit costs/(credits) other than service costs	(72)	(158)
Certain legal matters, net(a)	191	142
Certain asset impairments(b)	—	224
Changes in fair value of contingent consideration liabilities(c)	295	8
Other, net	(116)	(144)
Other (income)/deductions––net	$861	$953
(a)The amount for the first quarter of 2026 primarily includes certain product liability expenses related to products discontinued and/or divested by Pfizer. The amount for the first quarter of 2025 included certain product liability and other legal expenses related to products discontinued and/or divested by Pfizer.
(b)The amount for the first quarter of 2025 primarily represented an intangible asset impairment charge associated with our Biopharma segment of $210 million for a Phase 2 indefinite-lived out-licensed asset that was discontinued by our out-licensing partner.
(c)See Notes 1D and 16D in our 2025 Form 10-K and Note 7A.
Note 5. Tax Matters
A. Taxes on Income from Continuing Operations
Our effective tax rate for continuing operations was 14.6% for the first quarter of 2026, compared to (6.8)% for the first quarter of 2025. The increase in the effective tax rate for the first quarter of 2026, compared to the first quarter of 2025, was primarily due to an unfavorable change in the jurisdictional mix of earnings, and non-recurrence of favorable global income tax resolutions.
We elected, with the filing of our 2018 U.S. Federal Consolidated Income Tax Return, to pay our initial estimated $15 billion repatriation tax liability on accumulated post-1986 foreign earnings (Transition Tax liability) over eight years through 2026. The eighth and final annual installment was paid by its April 15, 2026 due date and was reported in current Income taxes payable as of March 29, 2026. Our obligations may vary due to the availability of attributes such as foreign tax and other credit carryforwards or carrybacks.
See Note 5A in our 2025 Form 10-K for information on our income taxes paid (net of refunds received).
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
The U.S. is one of our major tax jurisdictions, and we are regularly audited by the IRS. Tax years 2019-2022 are under audit. Tax years 2023-2026 are open but not under audit. All other tax years are closed. In addition to the open audit years in the U.S., we have open audit years and certain related audits, appeals and investigations in certain major international tax jurisdictions dating back to 2016.
See Note 5D in our 2025 Form 10-K.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Tax Provision/(Benefit) on Other Comprehensive Income/(Loss)

Components of Tax provision/(benefit) on other comprehensive income/(loss) include:
	Three Months Ended
(MILLIONS)	March 29, 2026	March 30, 2025
Foreign currency translation adjustments, net(a)	$76	$(102)
Unrealized holding gains/(losses) on derivative financial instruments, net	(5)	(34)
Reclassification adjustments for (gains)/losses included in net income	6	(55)
	—	(89)
Unrealized holding gains/(losses) on available-for-sale securities, net	5	(4)
Reclassification adjustments for (gains)/losses included in net income	3	19
	7	15
Reclassification adjustments related to amortization of prior service costs and other, net	(2)	(7)
Reclassification adjustments related to curtailments of prior service costs and other, net	(1)	(9)
	(3)	(16)
Tax provision/(benefit) on other comprehensive income/(loss)	$81	$(191)
(a)Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that are expected to be held indefinitely.
Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following summarizes the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS)	Foreign Currency Translation Adjustments(a)	Derivative Financial Instruments	Available-For-Sale Securities	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, January 1, 2026	$(7,796)	$(321)	$(28)	$75	$(8,069)
Other comprehensive income/(loss)(b)	851	(27)	52	(9)	867
Balance, March 29, 2026	$(6,944)	$(348)	$24	$66	$(7,203)
(a)Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests.
(b)Foreign currency translation adjustments include net gains/(losses) related to the impact of our net investment hedging program.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments
A. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis and Fair Value Hierarchy:

	March 29, 2026				December 31, 2025
(MILLIONS)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Short-term investments
Equity securities with readily determinable fair value(a)	$1,865	$—	$1,865	$—	$2,596	$—	$2,596	$—

Available-for-sale debt securities:
Government and agency—non-U.S.	3,888	—	3,888	—	4,859	—	4,859	—
Government and agency—U.S.	2,935	—	2,935	—	3,030	—	3,030	—
Corporate and other	1,366	—	1,366	—	1,294	—	1,294	—
	8,189	—	8,189	—	9,183	—	9,183	—
Total short-term investments	10,054	—	10,054	—	11,779	—	11,779	—
Other current assets
Derivative assets:
Interest rate contracts	6	—	6	—	—	—	—	—
Foreign exchange contracts	498	—	498	—	416	—	416	—
Total other current assets	504	—	504	—	416	—	416	—
Long-term investments
Equity securities with readily determinable fair values(b)	653	653	—	—	642	642	—	—

Available-for-sale debt securities:
Government and agency—non-U.S.	—	—	—	—	1	—	1	—
Corporate and other	—	—	—	—	—	—	—	—
	—	—	—	—	1	—	1	—
Total long-term investments	653	653	—	—	642	642	1	—
Other noncurrent assets
Derivative assets:
Interest rate contracts	27	—	27	—	52	—	52	—
Foreign exchange contracts	128	—	128	—	64	—	64	—
Total derivative assets	155	—	155	—	116	—	116	—
Insurance contracts(c)	950	—	950	—	999	—	999	—
Total other noncurrent assets	1,105	—	1,105	—	1,115	—	1,115	—
Total assets	$12,315	$653	$11,663	$—	$13,953	$642	$13,311	$—

Financial liabilities:
Other current liabilities
Derivative liabilities:
Interest rate contracts	$1	$—	$1	$—	$16	$—	$16	$—
Foreign exchange contracts	283	—	283	—	412	—	412	—
Contingent consideration liabilities(d)	95	—	—	95	95	—	—	95
Total other current liabilities	379	—	284	95	523	—	428	95
Other noncurrent liabilities
Derivative liabilities:
Interest rate contracts	275	—	275	—	215	—	215	—
Foreign exchange contracts	807	—	807	—	815	—	815	—
Contingent consideration liabilities(d)	1,946	—	—	1,946	1,695	—	—	1,695
Total other noncurrent liabilities	3,027	—	1,081	1,946	2,725	—	1,030	1,695
Total liabilities	$3,406	$—	$1,365	$2,041	$3,248	$—	$1,458	$1,790
(a)Includes money market funds primarily invested in U.S. Treasury and government debt.
(b)Long-term equity securities of $147 million as of March 29, 2026 and $146 million as of December 31, 2025 were held in restricted trusts for U.S. non-qualified employee benefit plans.
(c)Includes life insurance policies held in restricted trusts for U.S. non-qualified employee benefit plans. The underlying invested assets in these contracts are marketable securities, which are carried at fair value, with changes in fair value recognized in Other (income)/deductions—net (see Note 4).
(d)Includes the fair value of contingent consideration associated with the acquisition of Metsera and certain prior business combinations. Fair value is estimated by using a probability-weighted discounted cash flow approach (see Notes 1D and 16D in our 2025 Form 10-K and Note 2A for additional information on contingent consideration liabilities).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following provides the changes in our contingent consideration liabilities valued using significant unobservable inputs:
	Three Months Ended
(MILLIONS)	March 29, 2026	March 30, 2025
Fair value, beginning	$1,790	$517
Changes in estimated fair value(a)	295	8
Additions	—	—
Settlements and other	(45)	(48)
Transfer into/(out of) Level 3	—	—
Fair value, ending	$2,041	$477
(a)Reported in Other (income)/deductions––net. See Note 4. The amount in the first quarter of 2026 is primarily related to our acquisition of Metsera.
Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis––The carrying value of Long-term debt, excluding the current portion, was $61 billion as of March 29, 2026 and $62 billion as of December 31, 2025. The estimated fair value of such debt, using a market approach and Level 2 inputs, was $58 billion as of March 29, 2026 and $60 billion as of December 31, 2025.
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities, long-term receivables and short-term borrowings not measured at fair value on a recurring basis were not significant as of March 29, 2026 and December 31, 2025. The fair value measurements of our held-to-maturity debt securities and short-term borrowings are based on Level 2 inputs. The fair value measurements of our long-term receivables and private equity securities are based on Level 3 inputs.
B. Investments
Total Short-Term and Long-Term Investments

The following summarizes our investments by classification type:
(MILLIONS)	March 29, 2026	December 31, 2025
Short-term investments
Equity securities with readily determinable fair values	$1,865	$2,596
Available-for-sale debt securities	8,189	9,183
Held-to-maturity debt securities	1,318	675
Total Short-term investments	$11,372	$12,454

Long-term investments
Equity securities with readily determinable fair values(a)	$653	$642
Available-for-sale debt securities	—	1
Held-to-maturity debt securities	47	48
Private equity securities at cost(a)	688	696
Equity-method investments	237	235
Total Long-term investments	$1,626	$1,621
(a)Represent investments in the life sciences sector.
Debt Securities

Our investment portfolio consists of investment-grade debt securities issued across diverse governments, corporate and financial institutions:
	March 29, 2026							December 31, 2025
		Gross Unrealized			Maturities (in Years)				Gross Unrealized
(MILLIONS)	Amortized Cost	Gains	Losses	Fair Value	Within 1	Over 1 to 5	Over 5	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Government and agency––non-U.S.	$3,860	$29	$(2)	$3,888	$3,888	$—	$—	$4,890	$3	$(34)	$4,859
Government and agency––U.S.	2,935	—	—	2,935	2,935	—	—	3,030	—	—	3,030
Corporate and other	1,366	—	—	1,366	1,366	—	—	1,295	—	(1)	1,294
Held-to-maturity debt securities
Corporate, time deposits and other	756	—	—	756	710	9	37	487	—	—	487
Government and agency––non-U.S.	610	—	—	610	608	—	1	236	—	—	236
Total debt securities	$9,526	$29	$(2)	$9,554	$9,507	$10	$38	$9,938	$3	$(35)	$9,906

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Any expected credit losses to these portfolios would be immaterial to our financial statements.
Equity Securities

The following presents the calculation of the portion of unrealized (gains)/losses that relates to equity securities, excluding equity-method investments, held at the reporting date:
	Three Months Ended
(MILLIONS)	March 29, 2026	March 30, 2025
Net (gains)/losses recognized during the period on equity securities(a)	$9	$370
Less: Net (gains)/losses recognized during the period on equity securities sold during the period	(6)	(924)
Net unrealized (gains)/losses during the reporting period on equity securities still held at the reporting date	$15	$1,295
(a)Reported in Other (income)/deductions––net. See Note 4.
Included in net unrealized (gains)/losses are observable price changes on equity securities without readily determinable fair values. As of March 29, 2026, there were cumulative impairments and downward adjustments of $444 million and upward adjustments of $225 million. Impairments, downward and upward adjustments were not material to our operations in the first quarters of 2026 and 2025.
C. Short-Term Borrowings

Short-term borrowings include:
(MILLIONS)	March 29, 2026	December 31, 2025
Current portion of long-term debt, principal amount	$3,864	$3,000
Other short-term borrowings, principal amount(a)	29	157
Total short-term borrowings, principal amount	3,893	3,157
Net unamortized discounts, premiums and debt issuance costs	(3)	(3)
Total Short-term borrowings, including current portion of long-term debt, carried at historical proceeds, as adjusted	$3,890	$3,154
(a)Primarily includes cash collateral. See Note 7F.
D. Long-Term Debt

The following summarizes the aggregate principal amount of our senior unsecured long-term debt, and adjustments to report our aggregate long-term debt:
(MILLIONS)	March 29, 2026	December 31, 2025
Total long-term debt, principal amount	$60,313	$61,293
Net fair value adjustments related to hedging and purchase accounting	726	834
Net unamortized discounts, premiums and debt issuance costs	(473)	(486)
Total long-term debt, carried at historical proceeds, as adjusted	$60,565	$61,641
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

The following summarizes the fair value of the derivative financial instruments and notional amounts:
	March 29, 2026			December 31, 2025
		Fair Value			Fair Value
(MILLIONS)	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$23,593	$517	$942	$22,984	$325	$1,066
Interest rate contracts	7,995	33	276	6,750	52	230
		550	1,218		377	1,296
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$17,134	109	147	$22,777	155	162
Total		$659	$1,365		$532	$1,458
(a)The notional amount of outstanding foreign exchange contracts hedging our intercompany forecasted inventory sales was $4.9 billion as of March 29, 2026 and $5.0 billion as of December 31, 2025.

The following summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk exposures:
	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Three Months Ended
(MILLIONS)	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Interest rate contracts	$—	$—	$—	$—	$—	$2
Foreign exchange contracts(b)	—	—	(48)	(138)	(21)	295
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	12	15	12	16
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	(85)	142	—	—	—	—
Hedged item	85	(142)	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	240	(437)	—	—
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	47	75	53	41
Non-Derivative Financial Instruments in Net Investment Hedge Relationships(d):
Foreign currency short-term borrowings	—	—	18	—	—	—
Foreign currency long-term debt	—	—	(2)	(31)	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	(13)	(31)	—	—	—	—
	$(13)	$(31)	$267	$(517)	$44	$354
(a)OID = Other (income)/deductions—net, included in Other (income)/deductions—net in the condensed consolidated statements of operations. COS = Cost of Sales, included in Cost of sales in the condensed consolidated statements of operations. OCI = Other comprehensive income/(loss), included in the condensed consolidated statements of comprehensive income/(loss).
(b)The amounts reclassified from OCI into COS were a net loss of $14 million in the first quarter of 2026 and a net gain of $62 million in the first quarter of 2025. The remaining amounts were reclassified from OCI into OID. Based on quarter-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax loss of $9 million within the next 12 months into income. The maximum length of time over which we are hedging our exposure to the variability in future foreign exchange cash flows is approximately 17 years and relates to foreign currency debt.
(c)The amounts reclassified from OCI were reclassified into OID.
(d)Long-term debt includes foreign currency borrowings, which are used in net investment hedges; the related carrying values as of March 29, 2026 and December 31, 2025 were $863 million and $879 million, respectively.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following summarizes cumulative basis adjustments to our long-term debt in fair value hedges:
	March 29, 2026			December 31, 2025
		Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount			Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount
(MILLIONS)	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships
Long-term debt	$8,429	$(248)	$803	$7,110	$(163)	$821
(a)Carrying amounts exclude the cumulative amount of fair value hedging adjustments.
F. Credit Risk
A significant portion of our trade accounts receivable balances are due from wholesalers and governments. For additional information on our trade accounts receivables with significant customers, see Note 17C in our 2025 Form 10-K.
As of March 29, 2026, the largest investment exposures in our portfolio consisted primarily of U.S. government money market funds, as well as sovereign debt instruments issued by the U.S., the U.K., France, Sweden, and Japan.
With respect to our derivative financial instrument agreements with financial institutions, we do not expect to incur a significant loss from failure of any counterparty. Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements with credit-support annexes that contain zero threshold provisions requiring collateral to be exchanged daily depending on levels of exposure. As a result, there are no significant concentrations of credit risk with any individual financial institution. As of March 29, 2026, the aggregate fair value of these derivative financial instruments that are in a net payable position was $1.1 billion, for which we have posted collateral of $1.2 billion with a corresponding amount reported in Short-term investments. As of March 29, 2026, the aggregate fair value of our derivative financial instruments that are in a net receivable position was $41 million, for which we have received collateral of $29 million with a corresponding amount reported in Short-term borrowings, including current portion of long-term debt.
Note 8. Other Financial Information
A. Inventories

The following summarizes the components of Inventories:
(MILLIONS)	March 29, 2026	December 31, 2025
Finished goods	$4,031	$4,113
Work-in-process	5,713	5,634
Raw materials and supplies	923	907
Inventories	$10,667	$10,654
Noncurrent inventories not included above(a)	$2,462	$2,370
(a)Included in Other noncurrent assets. Based on our current estimates and assumptions, there are no recoverability issues for these amounts.
B. Supplier Finance Program Obligation
We maintain voluntary supply chain finance agreements with several participating financial institutions. Under these agreements, participating suppliers may voluntarily elect to sell their accounts receivable with Pfizer to these financial institutions. As of March 29, 2026 and December 31, 2025, respectively, $518 million and $574 million of our trade payables to suppliers who participate in these financing arrangements were outstanding.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Identifiable Intangible Assets, Net and Goodwill
A. Identifiable Intangible Assets

The following summarizes the components of Identifiable intangible assets:
	March 29, 2026			December 31, 2025
(MILLIONS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, Net
Finite-lived intangible assets
Developed technology rights(a)	$101,396	$(71,491)	$29,905	$100,630	$(70,172)	$30,458
Brands	1,035	(1,035)	—	1,035	(1,035)	—
Licensing agreements and other	2,350	(1,336)	1,013	2,341	(1,289)	1,052
	104,780	(73,862)	30,918	104,006	(72,496)	31,510
Indefinite-lived intangible assets
IPR&D(a)	21,180		21,180	21,760		21,760
Licensing agreements and other	460		460	460		460
	21,641		21,641	22,221		22,221
Identifiable intangible assets	$126,421	$(73,862)	$52,559	$126,227	$(72,496)	$53,731
(a)The gross carrying amounts reflect a transfer of $580 million from IPR&D to developed technology rights for Tukysa (tucatinib).
B. Goodwill
As a result of the organizational changes to the commercial structure within the Biopharma operating segment effective in the first quarter of 2026 (see Note 13A), our goodwill is required to be reallocated amongst impacted reporting units. The reallocation of goodwill is a complex process that requires, among other things, determination of the fair value of each reporting unit under our old and new organizational structure and the portions being transferred. The reallocation will be completed in the current fiscal year. All goodwill continues to be assigned within the Biopharma reportable segment.
Note 10. Pension and Postretirement Benefit Plans

The following summarizes the components of net periodic benefit cost/(credit):
	Pension Plans
	U.S.		International		Postretirement Plans
	Three Months Ended
(MILLIONS)	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Service cost	$—	$—	$24	$24	$4	$4
Interest cost	127	133	75	70	7	6
Expected return on plan assets	(188)	(184)	(82)	(79)	(16)	(14)
Amortization of prior service cost/(credit)	—	—	1	1	(8)	(32)
Actuarial (gains)/losses	—	—	8	—	—	—
Curtailments	—	—	3	(9)	(5)	(50)
Special termination benefits	—	—	5	—	—	—
Net periodic benefit cost/(credit) reported in income	$(60)	$(51)	$34	$8	$(18)	$(85)
The components of net periodic benefit cost/(credit) other than the service cost component are primarily included in Other (income)/deductions––net (see Note 4).
For the three months ended March 29, 2026, we contributed $63 million to our U.S. Pension Plans and $68 million to our International Pension Plans from our general assets, which include direct employer benefit payments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Earnings Per Common Share Attributable to Pfizer Inc. Common Shareholders

The following presents the detailed calculation of EPS:
	Three Months Ended
(MILLIONS)	March 29, 2026	March 30, 2025
EPS Numerator
Income from continuing operations attributable to Pfizer Inc. common shareholders	$2,701	$2,967
Discontinued operations––net of tax	(13)	—
Net income attributable to Pfizer Inc. common shareholders	$2,687	$2,967
EPS Denominator
Weighted-average number of common shares outstanding––Basic	5,691	5,675
Common-share equivalents	40	36
Weighted-average number of common shares outstanding––Diluted	5,731	5,710
Anti-dilutive common stock equivalents(a)	11	17
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
Actions In Which We Are The Plaintiff
Vyndaqel-Vyndamax (tafamidis/tafamidis meglumine)
Beginning in June 2023, several generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of tafamidis capsules (61 mg) or tafamidis meglumine capsules (20 mg), challenging some or all of the patents listed in the FDA’s Orange Book for Vyndamax (tafamidis) and Vyndaqel (tafamidis meglumine). Scripps Research Institute (Scripps) owns the composition of matter patent and the method of treatment patents covering the products, and Pfizer is the exclusive licensee. Pfizer separately owns the crystalline form patent. Beginning in August 2023, we and Scripps brought

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

patent infringement actions against the generic filers in the U.S. District Court for the District of Delaware, asserting the validity and infringement of the patents in suit. Pfizer is the sole plaintiff in actions that assert only the infringement and validity of the crystalline form patent. In March 2026, we settled the case involving Vyndaqel on terms not material to the Company. In April 2026, we settled three cases involving Vyndamax. Under the terms of the settlements, the generic companies will be permitted to launch generic versions of Vyndamax capsules on June 1, 2031, subject to the outcome of other litigation relating to Vyndamax. An additional patent infringement action involving Apotex Corp. relating to Vyndamax is ongoing in the U.S. District Court for the District of Delaware.
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
Cibinqo (abrocitinib)
In March 2026, Micro Labs Limited and Micro Labs USA, Inc. (collectively, Micro Labs), Changzhou Pharmaceutical Factory (Changzhou), and Biocon Limited, Biocon Pharma Limited and Biocon Pharma, Inc. (collectively, Biocon) notified us that they filed ANDAs with the FDA seeking approval to market generic versions of abrocitinib and challenging all three patents listed in the Orange Book. In April 2026, we filed patent infringement actions against Micro Labs, Changzhou and Biocon in the U.S. District Court for the District of Delaware asserting the infringement and validity of the challenged patents.
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
Eliquis (apixaban)
In December 2025, BMS and Pfizer filed a patent infringement action in the U.S. District Court for the District of Delaware against Azurity Pharmaceuticals, Inc. (Azurity), alleging that Azurity’s proposed generic apixaban product would infringe a formulation patent expiring in 2031.
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
In 2016, the federal cases were transferred for coordinated pre-trial proceedings to an MDL in the U.S. District Court for the Eastern District of Louisiana. In 2022, the eye injury cases were transferred for coordinated pre-trial proceedings to an MDL in the U.S. District Court for the Eastern District of Louisiana. All of the hair loss and eye injury cases filed against Hospira and Pfizer have been dismissed with prejudice.
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
In addition, (i) Pfizer has received service of Canadian class action complaints naming Pfizer and other defendants, and seeking compensatory and punitive damages for personal injury and economic loss, allegedly arising from the defendants’ sale of Zantac in Canada; and (ii) the State of New Mexico and the Mayor and City Council of Baltimore separately filed civil actions against Pfizer and many other defendants in state courts, alleging various state statutory and common law claims in connection with the defendants’ alleged sale of Zantac in those jurisdictions. In April 2026, the Company reached agreements with the State of New Mexico and the Mayor and City Council of Baltimore on terms not material to Pfizer. In April 2021, a Judicial Council Coordinated Proceeding was created in the Superior Court of California in Alameda County to coordinate personal injury actions against Pfizer and other defendants filed in California state court. Coordinated proceedings have also been created in other state courts. The large majority of the state court cases have been filed in the Superior Court of Delaware in New Castle County.
Many of these Zantac-related cases have been outstanding for a number of years. From time to time, Pfizer has explored and will continue to explore opportunistic settlements of these matters. As of May 2026, Pfizer had settled, or entered into definitive agreements or agreements-in-principle to settle, subject to certain conditions, a substantial majority of the cases filed in state courts in which the plaintiff alleges use of a Pfizer product. The remaining unresolved state court cases continue in various state courts.
Chantix
Beginning in August 2021, a number of putative class actions have been filed against Pfizer in various U.S. federal courts following Pfizer’s voluntary recall of Chantix due to the presence of a nitrosamine, N-nitroso-varenicline. Plaintiffs assert that they suffered economic harm purportedly as a result of purchasing Chantix or generic varenicline medicines sold by Pfizer. Plaintiffs seek to represent nationwide and state-specific classes and seek various remedies, including damages and medical monitoring. In December 2022, the federal actions were transferred for coordinated pre-trial proceedings to an MDL in the U.S. District Court for the Southern District of New York. In March 2026, the parties reached an agreement in principle to resolve the litigation on terms not material to Pfizer. The agreement is subject to court approval.
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
Contracts with Iraqi Ministry of Health
In 2017, a number of U.S. service members, civilians, and their families brought a complaint in the U.S. District Court for the District of Columbia against a number of pharmaceutical and medical devices companies, including Pfizer and certain of its subsidiaries, alleging that the defendants violated the U.S. Anti-Terrorism Act. The complaint alleges that the defendants provided funding for terrorist organizations through their sales practices pursuant to pharmaceutical and medical device contracts with the Iraqi Ministry of Health and seeks monetary relief. In July 2020, the District Court granted defendants’ motions to dismiss and dismissed all of plaintiffs’ claims. In January 2022, the Court of Appeals reversed the District Court’s decision. In June 2024, the U.S. Supreme Court issued an order granting certiorari, vacating the Court of Appeals’ decision, and remanding the case to the Court of Appeals. In January 2026, the Court of Appeals reversed the District Court’s decision and, in February 2026, the defendants filed a petition seeking reconsideration by the Court of Appeals, which was denied.
Allergan Complaint for Indemnity
In 2019, Pfizer was named as a defendant in a complaint, along with King, filed by Allergan Finance LLC (Allergan) in the Supreme Court of the State of New York, asserting claims for indemnity related to Kadian, which was owned for a short period

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

by King in 2008, prior to Pfizer’s acquisition of King in 2010. This suit was voluntarily discontinued without prejudice in January 2021.
Breach of Contract – Comirnaty
In 2023, Pfizer and BioNTech Manufacturing GmbH initiated separate formal proceedings against the Republic of Poland, the Republic of Romania and Hungary in Belgium’s Court of First Instance of Brussels, seeking to hold those countries to their commitments for COVID-19 vaccine orders, which were placed as part of their contracts signed in 2021. In April 2026, the Court of First Instance of Brussels issued a judgment in favor of Pfizer and BioNTech against the Republic of Poland and the Republic of Romania. The proceedings against Hungary are continuing separately.
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
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 29, 2026, the estimated fair value of these indemnification obligations is not material to Pfizer.
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
See Note 7D in our 2025 Form 10-K for information on Pfizer Inc.’s guarantee of the debt issued by Pfizer Netherlands International Finance B.V. (a wholly-owned finance subsidiary of Pfizer) in May 2025 and the debt issued by Pfizer Investment

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Enterprises Pte. Ltd. (a wholly-owned finance subsidiary of Pfizer) in May 2023. We have also guaranteed the long-term debt of certain subsidiaries of Pfizer and certain companies that we acquired and that now are subsidiaries of Pfizer.
C. Contingent Consideration for Acquisitions
We may be required to make contingent consideration payments to sellers for certain prior Pfizer business combinations that are contingent on future events or outcomes. We also have assumed certain contingent consideration liabilities that were previously promised to sellers by a company subsequently acquired by Pfizer. See Notes 1D and 16D in our 2025 Form 10-K and Notes 2A and 7A.
Note 13. Segment, Geographic and Other Revenue Information
A. Segment Information
Beginning in the first quarter of 2026, we manage our commercial operations through two operating segments, each led by a single manager: Biopharma and PC1. This structure reflects our current operating model following the wind-down in 2025 of the Pfizer Ignite operating segment. Biopharma is engaged in the discovery, development, manufacture, marketing, sale and distribution of biopharmaceutical products worldwide. PC1 is our contract development and manufacturing organization and a leading supplier of specialty active pharmaceutical ingredients. Biopharma is the only reportable segment. We regularly review our operating segments and the approach used by management to evaluate performance and allocate resources.
Within our Biopharma reportable segment, our commercial divisions market, sell and distribute our products, and global operating functions are responsible for the research, development, manufacturing and supply of our products. Each operating segment is supported by our global corporate enabling functions and other corporate functions. At the beginning of 2026, we made changes in our commercial organization, which included the transition of certain off-patent branded and generic sterile injectables and biosimilars primarily from the Specialty Care and Oncology product portfolios to a new Global Hospital and Biosimilars Division within our Biopharma reportable segment to support our continued focus on commercial execution. Effective January 1, 2026, the commercial structure within our Biopharma reportable segment is as follows:
•Pfizer U.S. Commercial Division includes the U.S. commercial organization covering Pfizer’s entire product portfolio except for the Global Hospital and Biosimilars organization, as well as the Global Access & Value, Global Chief Marketing Office and Primary Care and Specialty Care U.S. Medical Affairs organizations.
•Pfizer International Commercial Division includes the ex-U.S. commercial and medical affairs organizations covering Pfizer’s entire product portfolio in all international markets except for the Global Hospital and Biosimilars organization in certain international markets.
•Global Hospital and Biosimilars Division includes the commercial organization covering Pfizer’s Hospital and Biosimilars product portfolio of off-patent branded and generic sterile injectables and biosimilars except in China, Hong Kong, and certain other international markets, which are part of the Pfizer International Commercial Division.
Other Business Activities and Reconciling Items––Other business activities include the operating results of PC1 and our former operating segment, Pfizer Ignite, as well as certain pre-tax costs not allocated to our operating segment results, such as costs associated with corporate enabling functions and other corporate costs. Reconciling items include the following items, transactions and events that are not allocated to our operating segments: (i) all amortization of intangible assets; (ii) acquisition-related items; and (iii) certain significant items, representing substantive and/or unusual, and in some cases recurring, items that are evaluated on an individual basis by management and that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis.
Segment Assets––We manage our assets on a total company basis, not by operating segment, as our operating assets are shared or commingled. Therefore, our CODM does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were $208 billion as of March 29, 2026 and $208 billion as of December 31, 2025.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Selected Statement of Operations Information

The following provides selected information by reportable segment:
	Three Months Ended
	Total Revenues		Earnings(a)		Depreciation and Amortization(b)
(MILLIONS)	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Reportable Segment:
Biopharma(c)	$14,161	$13,441	$6,838	$7,069	$348	$331
Other business activities(d)	289	273	(1,668)	(1,384)	78	74
Reconciling Items:
Amortization of intangible assets			(1,183)	(1,211)	1,183	1,211
Acquisition-related items			(504)	(282)	—	(1)
Certain significant items(e)			(312)	(1,407)	3	4
	$14,451	$13,715	$3,170	$2,785	$1,613	$1,618
(a)Income from continuing operations before provision/(benefit) for taxes on income. Effective in the third quarter of 2025, certain expenses for corporate affairs, which were previously reported in the operating results of corporate enabling functions, are reported in the operating results of our Biopharma reportable segment. In connection with this reporting change, we reclassified Selling, informational and administrative expenses of approximately $36 million in the first quarter of 2025 from Other business activities to Biopharma to conform to the current period presentation.
(b)Certain production facilities are shared. Depreciation is allocated based on estimates of physical production.
(c)Biopharma’s earnings include dividend income from our investment in ViiV of $82 million in the first quarter of 2026 and $39 million in the first quarter of 2025 recorded in Other (income)/deductions––net. Biopharma’s earnings in the first quarter of 2025 also reflected a credit to Cost of Sales representing a favorable revision of our estimate of accrued royalties.
(d)Other business activities include revenues and costs associated with PC1 and our former operating segment, Pfizer Ignite, as well as costs that we do not allocate to our operating segments, per above.
(e)Earnings in the first quarter of 2025 included, among other items restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring of $666 million (primarily recorded in Restructuring charges and certain acquisition-related costs). See Note 3.

The following provides Biopharma reportable segment information regularly provided to the CODM:
	Three Months Ended
(MILLIONS)	March 29, 2026	March 30, 2025
Biopharma reportable segment:
Biopharma total revenues	$14,161	$13,441
Less:
Cost of sales	3,034	2,314
Selling, informational and administrative expenses	2,131	2,186
Research and development expenses	2,137	1,941
Acquired in-process research and development expenses	137	9
Other (income)/deductions––net	(116)	(78)
Biopharma earnings	$6,838	$7,069
B. Geographic Information

The following summarizes revenues by geographic area:
	Three Months Ended
(MILLIONS)	March 29, 2026	March 30, 2025
United States	$8,731	$8,374
International:
Developed Markets	3,426	3,178
Emerging Markets	2,293	2,163
Total revenues	$14,451	$13,715

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Other Revenue Information
Significant Revenues by Product
The following provides detailed revenue information for several of our major products:

(MILLIONS)		Three Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	March 29, 2026	March 30, 2025
TOTAL REVENUES		$14,451	$13,715
GLOBAL BIOPHARMACEUTICALS BUSINESS (BIOPHARMA)(a)		$14,161	$13,441
Primary Care		$5,542	$5,692
Eliquis(b)	Nonvalvular atrial fibrillation, deep vein thrombosis, pulmonary embolism	2,166	1,923
Prevnar family	Active immunization to prevent pneumonia, invasive disease and otitis media caused by Streptococcus pneumoniae	1,690	1,660
Nurtec ODT/Vydura	Acute treatment of migraine and prevention of episodic migraine	353	248
Comirnaty	Active immunization to prevent COVID-19	232	565
Paxlovid	COVID-19 in certain high-risk patients	186	491
Abrysvo	Active immunization to prevent RSV infection	180	131
FSME-IMMUN/TicoVac	Active immunization to prevent tick-borne encephalitis disease	81	63
All other Primary Care	Various	654	609
Oncology		$3,826	$3,494
Ibrance	HR-positive/HER2-negative metastatic breast cancer	1,008	977
Padcev	Locally advanced or metastatic urothelial cancer and cisplatin-ineligible/decline muscle invasive bladder cancer (MIBC)	591	426
Xtandi(c)	mCRPC, nmCRPC, mCSPC, nmCSPC	444	458
Lorbrena	ALK-positive metastatic NSCLC	305	222
Inlyta	Advanced renal cell carcinoma	214	219
Adcetris(d)	Certain lymphomas including classical Hodgkin lymphoma, T-cell lymphoma and relapsed/refractory diffuse large B-cell lymphoma	190	218
Braftovi/Mektovi	Metastatic melanoma in patients with a BRAFV600E/K mutation and for metastatic NSCLC in patients with a BRAFV600E mutation; and, for Braftovi for the treatment of BRAFV600E-mutant mCRC, in combination with Erbitux® (cetuximab)(e) (after prior therapy) or cetuximab and fluorouracil-based chemotherapy	174	136
Bosulif	Philadelphia chromosome–positive chronic myelogenous leukemia	129	151
Tukysa	Unresectable or metastatic HER2-positive breast cancer; RAS wild-type, HER2-positive unresectable or metastatic colorectal cancer	122	102
Orgovyx(f)	Advanced prostate cancer	109	76
Elrexfio	Relapsed or refractory multiple myeloma	80	60
Talzenna	Treatment of BRCA gene-mutated, HER2-negative, inoperable or recurrent breast cancer; and, in combination with Xtandi (enzalutamide), of adult patients with HRR gene-mutated mCRPC	50	40
Tivdak	Recurrent or mCC with disease progression on or after chemotherapy	33	33
All other Oncology	Various	376	377
Specialty Care		$2,939	$2,616
Vyndaqel family	ATTR-CM and polyneuropathy	1,602	1,486
Xeljanz	RA, PsA, UC, active polyarticular course juvenile idiopathic arthritis, ankylosing spondylitis	180	128
Zavicefta (Outside the U.S. and Canada)	Bacterial infections	150	135
Enbrel (Outside the U.S. and Canada)	RA, juvenile idiopathic arthritis, PsA, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	138	140
Octagam	Primary humoral immunodeficiency, chronic immune thrombocytopenic purpura in adults, and dermatomyositis in adults	122	88
Genotropin	Replacement of human growth hormone	93	95
Cibinqo	Atopic dermatitis	76	58
All other Specialty Care	Various	579	486
Hospital and Biosimilars(a)		$1,854	$1,639
Oncology biosimilars(g)	Various	409	264
Sulperazon (Outside the U.S. and Canada)	Bacterial infections	199	164
Inflectra	Crohn’s disease, pediatric Crohn’s disease, UC, pediatric UC, RA in combination with methotrexate, ankylosing spondylitis, PsA and plaque psoriasis	182	153
Zithromax	Bacterial infections	112	158
All other Hospital and Biosimilars	Various	953	901
PFIZER CENTREONE(h)		$289	$273

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(MILLIONS)		Three Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	March 29, 2026	March 30, 2025
BIOPHARMA(a)		$14,161	$13,441
PFIZER U.S. COMMERCIAL DIVISION		7,686	7,572
PFIZER INTERNATIONAL COMMERCIAL DIVISION		5,233	4,849
GLOBAL HOSPITAL AND BIOSIMILARS DIVISION(i)		1,242	1,020

Total Alliance revenues included above		$2,339	$2,113
Total Royalty revenues included above		$396	$308
(a)In the first quarter of 2026, we made changes in our commercial structure, which included the transition of certain off-patent branded and generic sterile injectables and biosimilars primarily from the Specialty Care and Oncology product portfolios to a new Hospital and Biosimilars product portfolio within our Biopharma reportable segment. See Note 13A above. We reclassified prior period amounts to conform to the current period presentation.
(b)Reflects alliance revenues and royalty revenues.
(c)Primarily reflects alliance revenues and royalty revenues.
(d)Reflects product revenues and royalty revenues.
(e)Erbitux® is a registered trademark of ImClone LLC.
(f)Reflects alliance revenues.
(g)Biosimilars are highly similar versions of approved and authorized biological medicines. Oncology biosimilars primarily include Ruxience, Zirabev, Retacrit, Trazimera and Nivestym.
(h)PC1 includes revenues from our contract manufacturing and our active pharmaceutical ingredient sales operation, as well as revenues related to our manufacturing and supply agreements with legacy Pfizer businesses/partnerships. Also includes revenues associated with the wind-down of our former Pfizer Ignite operating segment, which were not material in both periods presented. We reclassified prior period amounts to conform to the current period presentation.
(i)See Note 13A above.
Remaining Performance Obligations––Contracted revenue expected to be recognized from remaining performance obligations for firm orders in long-term contracts to supply Comirnaty and Paxlovid to our customers totaled approximately $2.1 billion and $948 million, respectively, as of March 29, 2026, which includes amounts received in advance and deferred, as well as amounts that will be invoiced as we deliver these products to our customers in future periods. Of these amounts, current contract terms provide for expected delivery of product with contracted revenue primarily from 2026 through 2028, the timing of which may be renegotiated. Remaining performance obligations are based on foreign exchange rates as of the end of our fiscal first quarter of 2026 and exclude arrangements with an original expected contract duration of less than one year. Remaining performance obligations associated with contracts for other products and services were not significant as of March 29, 2026 or December 31, 2025.
Deferred Revenues––Our deferred revenues primarily relate to advance payments received or receivable from various government or government sponsored customers for supply of Paxlovid and Comirnaty. The deferred revenues related to Paxlovid and Comirnaty totaled $1.5 billion as of March 29, 2026, with $646 million and $816 million recorded in current liabilities and noncurrent liabilities, respectively. The deferred revenues related to Paxlovid and Comirnaty totaled $1.5 billion as of December 31, 2025, with $689 million and $826 million recorded in current liabilities and noncurrent liabilities, respectively. The activity in Paxlovid and Comirnaty deferred revenues during the first three months of 2026 was primarily amounts recognized in Product revenues as we delivered the products to our customers. During the first quarter of 2026, we recognized revenue of approximately $58 million that was included in the balance of Comirnaty and Paxlovid deferred revenues as of December 31, 2025. The Paxlovid and Comirnaty deferred revenues as of March 29, 2026 will be recognized in Product revenues proportionately as we transfer control of the products to our customers and satisfy our performance obligations under the contracts, with the amounts included in current liabilities expected to be recognized in Product revenues within the next 12 months, and the amounts included in noncurrent liabilities expected to be recognized in Product revenues primarily from 2027 through 2028. Deferred revenues associated with contracts for other products were not significant as of March 29, 2026 or December 31, 2025.

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
OVERVIEW OF OUR PERFORMANCE, OPERATING AND GLOBAL ECONOMIC ENVIRONMENT
Our Business––Pfizer Inc. is a research-based, global biopharmaceutical company. We apply science and our global resources to bring therapies to people that extend and significantly improve their lives through the discovery, development, manufacture, marketing, sale and distribution of biopharmaceutical products worldwide.
Segments––Beginning in the first quarter of 2026, we manage our commercial operations through a global structure consisting of two operating segments: Biopharma and PC1. Biopharma is the only reportable segment. See Note 13A.
For additional information about our business, strategy and operating environment, see the Item 1. Business section and the Overview of Our Performance, Operating Environment, Strategy and Outlook section within MD&A of our 2025 Form 10-K.
Our Business Development Initiatives––We are committed to strategically capitalizing on growth opportunities, primarily by advancing our own product pipeline and maximizing the value of our existing products, but also through various business development activities. For a description of the more significant recent transactions through February 26, 2026, the filing date of our 2025 Form 10-K, see Note 2 in our 2025 Form 10-K. See Note 2 for a discussion of our acquisition of Metsera in November 2025 and other recent business development initiatives.
Our First Quarter 2026 Performance
Total Revenues––Total revenues increased $736 million, or 5%, in the first quarter of 2026 to $14.5 billion from $13.7 billion in the first quarter of 2025, reflecting an operational increase of $304 million, or 2%, as well as a favorable impact of foreign exchange of $431 million, or 3%. The operational increase was primarily driven by an increase in revenues for Padcev, Eliquis, Oncology biosimilars, Nurtec ODT/Vydura and several other products across categories, partially offset primarily by a decline in COVID-19 product revenues. Excluding contributions from Comirnaty and Paxlovid, Total revenues increased 7% operationally.
See the Total Revenues by Geography and Total Revenues––Selected Product Discussion sections within MD&A for more information, including a discussion of key drivers of our revenue performance for certain products.
Income from Continuing Operations Before Provision/(Benefit) for Taxes on Income––The increase in Income from continuing operations before provision/(benefit) for taxes on income of $386 million to $3.2 billion in the first quarter of 2026 from $2.8 billion in the first quarter of 2025, was primarily due to (i) higher revenues and (ii) a decrease in Restructuring charges and certain acquisition-related costs, partially offset by (iii) increases in Cost of sales and Research and development expenses.
See the Analysis of the Condensed Consolidated Statements of Operations section within MD&A and Notes 3 and 4. For information on our tax provision and effective tax rate, see the Provision/(Benefit) for Taxes on Income section within MD&A and Note 5.
Our Operating Environment––We, like other businesses in our industry, are subject to certain industry-specific challenges. These include, among others, the topics listed below. See also the Item 1. Business––Government Regulation and Price Constraints and Item 1A. Risk Factors sections, and the Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment section of the MD&A of our 2025 Form 10-K.
Intellectual Property Rights and Collaboration/Licensing Rights––The loss, expiration or invalidation of intellectual property rights, patent litigation settlements and judgments, and the expiration of co-promotion and licensing rights can have a material adverse effect on our revenues. We anticipate a significant reduction of revenue from patent-based or regulatory exclusivity expiries in 2026 through 2030 as several of our in-line products experience these expirations, with the rate of the reduction of revenues from patent-based or regulatory exclusivity expiries expected to significantly accelerate over the next few years. In

2026, we continue to expect an unfavorable revenue impact from patent-based or regulatory exclusivity expiries of approximately $1.5 billion.
For additional information on patent rights we consider most significant to our business as a whole, including U.S., major Europe and Japan basic product patent expiration years, see the Item 1. Business––Patents and Other Intellectual Property Rights section of our 2025 Form 10-K. For a discussion of recent developments with respect to patent litigation involving certain of our products, see Note 12A1.
Regulatory Environment/Pricing and Access––Government and Other Payor Group Pressures––Pricing and access pressures from governments globally, as well as private third-party payors in the U.S., continue to impact our global operations. With respect to the U.S., we expect to see continued focus by the U.S. government and states on regulating drug pricing and access to medicine, including but not limited to, international reference pricing, including Most-Favored-Nation (MFN) drug pricing. We continue to monitor and evaluate the implementation of the IRA, including the Medicare Drug Price Negotiation Program (MDPNP) and its government-set Maximum Fair Price which became effective for Eliquis on January 1, 2026. Negotiated prices for Ibrance and Xtandi are expected to follow in 2027, with Xeljanz effective in 2028. The IRA also made significant changes to the Medicare Part D benefit design (IRA Medicare Part D Redesign), which took effect beginning in 2025. We do not expect a material, incremental impact from the IRA Medicare Part D Redesign in 2026 versus the baseline set in 2025. In addition, changes to the Medicaid Drug Rebate Program or the 340B Program, including legal or legislative developments at the federal or state level with respect to the 340B Program, could have a material impact on our business. See the Item 1. Business––Pricing Pressures and Managed Care Organizations and ––Government Regulation and Price Constraints and the Item 1A. Risk Factors––Pricing and Reimbursement sections, and the Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment section of the MD&A of our 2025 Form 10-K.
Policy/Regulatory Environment––New and potential policy, regulatory or other changes from the U.S. Presidential administration, Congress and states, including, among others, increased, decreased, withdrawn or new regulatory requirements, including changes in requirements for licensure, changes, delays or failure to receive recommendations, reimbursement and regulatory approvals and coverage for our vaccines and medicines could have a material adverse effect on our business, earnings, cash flows, liquidity and financial guidance.
Product Supply––We periodically encounter supply delays, disruptions and shortages, including due to voluntary product recalls and natural or man-made disasters.
We have not seen a significant disruption of our supply chain in the first three months of 2026 and through the date of filing of this Form 10-Q, and all of our manufacturing sites globally have continued to operate at or near normal levels. We continue to monitor potential supply chain impacts from geopolitical and trade developments. We do not anticipate the availability of raw materials to have a significant impact on our operations in 2026, but are monitoring potential supply chain disruptions as a result of ongoing geopolitical and trade negotiations, which could, among other things, impact costs. For information on risks related to product manufacturing, see the Item 1A. Risk Factors––Product Manufacturing, Sales and Marketing Risks section of our 2025 Form 10-K.
The Global Economic Environment––In addition to the industry-specific factors discussed above, we, like other businesses of our size and global extent of activities, are exposed to economic cycles as well as broader geopolitical and regulatory developments. See the Item 1A. Risk Factors—Global Operations section of our 2025 Form 10-K, as well as the Overview of Our Performance, Operating Environment, Strategy and Outlook––The Global Economic Environment section of the MD&A of our 2025 Form 10-K.
Global Trade Environment––Issued or future executive orders or other new or changes in laws, regulations or policies regarding tariffs or other trade or foreign policy, could have a material adverse effect on our business, earnings, cash flow, liquidity and financial guidance. While the U.S. Supreme Court’s February 2026 decision related to executive authority to impose tariffs under the International Emergency Economic Powers Act (IEEPA) did not have a material impact on our consolidated financial statements, the regulatory landscape continues to evolve. Specifically, on April 2, 2026, the U.S. Government announced Section 232 tariffs on imported patented pharmaceuticals and their ingredients, up to a 100% duty to address national security concerns regarding supply chain reliance. These measures, featuring exemptions for commitments to onshore and invest in U.S. manufacturing, are set to phase in on July 31, 2026, and the application to Pfizer is subject to the final negotiation of our tariff agreement with the U.S. Government. We will continue to monitor developments and any potential impacts on our future financial results and business. For additional information on risks related to our global operations and changes in laws, see the Item 1A. Risk Factors—Global Operations and ––Changes in Laws and Accounting Standards sections of our 2025 Form 10-K.

SIGNIFICANT ACCOUNTING POLICIES AND APPLICATION OF CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
For a description of our significant accounting policies, see Note 1 in our 2025 Form 10-K. Of these policies, the following are considered critical to an understanding of our consolidated financial statements as they require the application of the most subjective and the most complex judgments: Acquisitions (Note 1D); Fair Value (Note 1E); Revenues (Note 1G); Long-Lived Assets (Note 1M); Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives (Note 1N); Income Taxes (Note 1Q); Pension and Postretirement Benefit Plans (Note 1R); and Legal and Environmental Contingencies (Note 1S).
For a discussion about the critical accounting estimates and assumptions impacting our consolidated financial statements, see the Significant Accounting Policies and Application of Critical Accounting Estimates and Assumptions section within MD&A of our 2025 Form 10-K. See also Note 1C in our 2025 Form 10-K for a discussion about the risks associated with estimates and assumptions.
ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Total Revenues by Geography

The following presents worldwide Total revenues by geography:
	Three Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS)	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025	% Change
Operating segments:
Biopharma	$14,161	$13,441	$8,626	$8,285	$5,535	$5,156	5	4	7
Pfizer CentreOne(a)	289	273	105	89	184	185	6	18	—
Total revenues	$14,451	$13,715	$8,731	$8,374	$5,719	$5,341	5	4	7
(a)Includes revenues associated with the wind-down of our former Pfizer Ignite operating segment, which were not material in both periods presented. We reclassified prior period amounts to conform to the current period presentation.
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

The following presents information about product revenue deductions:
	Three Months Ended
(MILLIONS)	March 29, 2026	March 30, 2025
Medicare rebates	$999	$1,068
Medicaid and related state program rebates	358	397
Performance-based contract rebates	1,663	1,612
Chargebacks	3,201	2,939
Sales allowances	1,713	1,781
Sales returns and cash discounts	325	335
Total	$8,258	$8,133
Product revenue deductions are primarily a function of product sales volume, mix of products sold, contractual or legislative discounts and rebates.
For information on our accruals for product revenue deductions, including the balance sheet classification of these accruals, see Note 1B.

Total Revenues––Selected Product Discussion
Biopharma

(MILLIONS)			Revenue		% Change
Product	Global Revenues	Region	March 29, 2026	March 30, 2025	Total	Oper.	Operational Results Commentary
Eliquis	$2,166 Up 8% (operationally)	U.S.	$1,435	$1,299	10		Growth primarily driven by higher demand globally, partially offset by declines due to generic entry and price erosion in certain international markets.
		Int’l.	731	624	17	4
		Worldwide	$2,166	$1,923	13	8
Prevnar family	$1,690 Down 1% (operationally)	U.S.	$1,053	$1,170	(10)
Decline primarily driven by:
•lower vaccination rates in the pediatric and adult indications in the U.S., as well as market share erosion for the adult indication in the U.S., partially offset by:
•growth in certain international markets primarily driven by continued increased demand in both the adult and pediatric indications as well as favorable timing of deliveries.

		Int’l.	637	491	30	21
		Worldwide	$1,690	$1,660	2	(1)
Vyndaqel family	$1,602 Up 4% (operationally)	U.S.	$911	$986	(8)
Growth primarily driven by:
•strong demand with continuing uptake in patient diagnosis across international markets, as well as improved access in certain international markets, partially offset by:
•decline in the U.S. primarily due to net price erosion as a result of new payer contracts, partially offset by continued market expansion.

		Int’l.	691	499	38	26
		Worldwide	$1,602	$1,486	8	4
Ibrance	$1,008 Down 1% (operationally)	U.S.	$632	$659	(4)
Decline primarily driven by lower net price in the U.S. as well as unfavorable buying patterns, partially offset by higher demand in the U.S., a favorable adjustment of rebate accruals for international markets related to prior periods and timing of shipments in certain international markets.

		Int’l.	376	318	18	7
		Worldwide	$1,008	$977	3	(1)
Padcev	$591 Up 39% (operationally)	U.S.	$585	$419	40
Growth primarily driven by increased market share in first-line locally advanced or metastatic urothelial cancer (la/mUC), as well as contribution from launch momentum in the cisplatin-ineligible indication for muscle-invasive bladder cancer.

		Int’l.	7	7	(7)	(13)
		Worldwide	$591	$426	39	39
Xtandi	$444 Down 3% (operationally)	U.S.	$444	$458	(3)		Decline mainly driven by lower net price in the U.S., partially offset by higher demand.
		Int’l.	—	—	—	—
		Worldwide	$444	$458	(3)	(3)
Nurtec ODT/Vydura	$353 Up 41% (operationally)	U.S.	$312	$228	37		Growth primarily driven by strong demand and one-time net price favorability in the U.S., as well as launch uptake in certain international markets.
		Int’l.	41	20	99	87
		Worldwide	$353	$248	42	41
Lorbrena	$305 Up 32% (operationally)	U.S.	$116	$92	26		Growth primarily driven by increased patient share in the first-line ALK+ metastatic NSCLC treatment setting in the U.S., China and certain other international markets.
		Int’l.	190	130	46	37
		Worldwide	$305	$222	37	32
Comirnaty	$232 Down 59% (operationally)	U.S.	$131	$229	(43)
Decline primarily driven by lower contractual deliveries in certain international markets and a lower favorable adjustment to the returns provision, as well as lower utilization in the U.S. primarily resulting from a narrower recommendation for vaccination.

		Int’l.	101	335	(70)	(71)
		Worldwide	$232	$565	(59)	(59)
Paxlovid	$186 Down 63% (operationally)	U.S.	$135	$347	(61)		Decline primarily driven by lower COVID-19 infections across U.S. and international markets and lower government purchases in certain international markets.
		Int’l.	51	145	(65)	(67)
		Worldwide	$186	$491	(62)	(63)
Abrysvo	$180 Up 31% (operationally)	U.S.	$84	$63	33
Growth primarily driven by:
•a lower returns provision compared to the first quarter of 2025, partially offset by lower vaccination rates in the U.S; and
•launch uptake in certain international markets,
partially offset by:
•unfavorable timing of deliveries for the maternal indication in certain international markets.

		Int’l.	96	68	41	30
		Worldwide	$180	$131	37	31

Pfizer CentreOne

(MILLIONS)			Revenue		% Change
Operating Segment	Global Revenues	Region	March 29, 2026	March 30, 2025	Total	Oper.	Operational Results Commentary
PC1	$289 Up 1% (operationally)	U.S.	$105	$89	18		Growth driven by higher manufacturing of third-party products under manufacturing and supply agreements and higher active pharmaceutical ingredient sales.
		Int’l.	184	185	—	(7)
		Worldwide	$289	$273	6	1
See the Item 1. Business—Patents and Other Intellectual Property Rights section of our 2025 Form 10-K for information regarding the expiration of various patent rights, Note 12 for a discussion of recent developments concerning patent and product litigation relating to certain of the products discussed above and Note 13C for the primary indications or class of the selected products discussed above.
Costs and Expenses

	Three Months Ended
(MILLIONS)	March 29, 2026	March 30, 2025	% Change
Cost of sales	$3,548	$2,845	25
Percentage of Total revenues	24.6%	20.7%
Selling, informational and administrative expenses	2,961	3,031	(2)
Research and development expenses	2,490	2,203	13
Acquired in-process research and development expenses	137	9	*
Amortization of intangible assets	1,183	1,211	(2)
Restructuring charges and certain acquisition-related costs	100	678	(85)
Other (income)/deductions—net	861	953	(10)
First Quarter of 2026 vs. First Quarter of 2025
Cost of Sales
Cost of sales increased $702 million in the first quarter of 2026, primarily due to the non-recurrence of a favorable revision of our estimate of accrued royalties in the first quarter of 2025 as well as a $285 million unfavorable impact of foreign exchange.
The increase in Cost of sales as a percentage of revenues in the first quarter of 2026 was primarily due to the factors mentioned above.
Certain of our vaccines, including Comirnaty, are subject to seasonality of demand, with a greater portion of revenues and related cost of sales anticipated in the fall and winter seasons.
Selling, Informational and Administrative Expenses
Selling, informational and administrative expenses decreased $70 million in the first quarter of 2026, primarily reflecting:
•a decrease of $100 million in marketing and promotional spend on various products from more targeted investments and ongoing productivity improvements; and
•lower spending of $60 million in corporate enabling functions, partially offset by:
•a $60 million unfavorable impact of foreign exchange.
Research and Development Expenses
Research and development expenses increased $287 million in the first quarter of 2026, driven primarily by an increase in spending of $180 million in certain oncology and obesity product candidates.
Acquired In-Process Research and Development Expenses
Acquired in-process research and development expenses increased $128 million in the first quarter of 2026, reflecting upfront and milestone payments on certain in-licensing agreements.
Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
Realigning Our Cost Base Program––This program is expected to deliver total net cost savings of approximately $5.7 billion through 2026. The total net cost savings are composed of net cost savings of $5.1 billion achieved through 2025, and the remaining anticipated savings of $600 million, primarily in SI&A, which are expected to be achieved by the end of 2026. In addition, we achieved cost savings of approximately $500 million from our pipeline focus and optimization initiatives including the expansion of our digital capabilities, with the savings expected to be reinvested in R&D programs by the end of 2026.

Manufacturing Optimization Program––The first phase of this multi-phased program is on track to deliver approximately $1.5 billion in net cost savings by the end of 2027, with approximately $1.3 billion of these net cost savings expected to be realized by the end of 2026.
Certain qualifying costs for these programs in all periods since inception were recorded and reflected as Certain Significant Items and excluded from our non-GAAP measure of Adjusted Income. See the Non-GAAP Financial Measure: Adjusted Income section within MD&A.
For a description of our programs, as well as the anticipated and actual costs, see Notes 3A and 3B. The program savings discussed above may be rounded and represent approximations. In addition to these programs, we continuously monitor our operations for cost reduction and/or productivity opportunities, especially in light of patent-based and regulatory exclusivity expiries as well as the expiration of collaborative arrangements for various products. Long-term improvement in gross margin will remain a key focus for the Company over the next few years.
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
Other (Income)/Deductions—Net
The favorable period-over-period change of $92 million in the first quarter of 2026 was primarily driven by (i) lower net losses on equity securities, and (ii) the non-recurrence of intangible asset impairment charges recorded in the first quarter of 2025, partially offset by (iii) increases in fair value of our contingent consideration liabilities and (iv) lower net periodic benefit credits associated with pension and postretirement plans. See Notes 4 and 7A.
Provision/(Benefit) for Taxes on Income

	Three Months Ended
(MILLIONS)	March 29, 2026	March 30, 2025	% Change
Provision/(benefit) for taxes on income	$461	$(189)	*
Effective tax rate on continuing operations	14.6%	(6.8)%
For information about our effective tax rate and the events and circumstances contributing to the changes between periods, as well as details about discrete elements that impacted our tax provisions, see Note 5. See Note 5A in our 2025 Form 10-K for information on our income taxes paid (net of refunds received).
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
On July 4, 2025, the OBBBA was enacted into law in the U.S. The OBBBA includes significant tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and modifications to the U.S. international tax framework. Among the favorable business provisions are the permanent expensing for domestic R&D costs, permanent bonus depreciation, full expensing of qualified production property, and the reduction of the tax rate applicable to foreign earnings as GILTI (now NCTI) effective in fiscal years 2026 and thereafter from 13.125% to 12.6%. The legislation includes various effective dates, with certain provisions effective in 2025 and the rest in 2026. We expect further guidance may be issued by the U.S. government with respect to certain OBBBA tax provisions.
See the Provision/(Benefit) for Taxes on Income section within the MD&A of our 2025 Form 10-K for more information.
PRODUCT DEVELOPMENTS
A comprehensive update of Pfizer’s development pipeline was published as of May 5, 2026 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
This section provides information as of the date of this report about significant marketing application-related regulatory actions by, and filings submitted to and accepted by the FDA and the EMA since the filing of our Annual Report on Form 10-K for the year ended December 31, 2025.

Approvals:

PRODUCT	INDICATION	DATE/MARKET
Veppanu (vepdegestrant)(a)	Treatment of adults with ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer, as detected by an FDA-authorized test, with disease progression following at least one line of endocrine therapy	May 2026 (U.S.)
(a) Vepdegestrant is being developed in collaboration with Arvinas, Inc. In September 2025, Arvinas and Pfizer jointly agreed to out-license the commercialization rights to vepdegestrant to a third party. Together, the companies are on track to select a partner with the capabilities and expertise to maximize the commercial potential of vepdegestrant.
Regulatory Filings:

PRODUCT	PROPOSED INDICATION	DATE^/MARKET
Tukysa (tucatinib)	Combination with trastuzumab and pertuzumab for maintenance treatment of adult patients with unresectable locally advanced or metastatic HER2+ breast cancer	February 2026 (U.S.) April 2026 (EU)
Padcev (enfortumab vedotin-ejfv)(a)	Combination with pembrolizumab as perioperative treatment for adult patients with muscle invasive bladder cancer	April 2026 (U.S.)
^    For the U.S., the filing date is the date on which the FDA accepted our submission. For the EU, the filing date is the date on which the EMA validated our submission.
(a) Padcev is being jointly developed and commercialized with Astellas in the U.S. Outside the U.S., we have commercialization rights in all countries in North and South America, and Astellas has commercialization rights in the rest of the world.
The following provides updates in new drug candidates in late-stage development since the filing of our Annual Report on Form 10-K for the year-ended December 31, 2025:

CANDIDATE	PROPOSED DISEASE AREA
PF-07872412	Pneumococcal disease - Pediatrics
In December 2024, the FDA issued a partial clinical hold for osivelotor, which prohibited Pfizer from enrolling new participants into osivelotor clinical studies. In 2025, the FDA concluded that initiation of osivelotor studies and enrollment may proceed outside of sub-Saharan Africa and for participants who have not relocated from sub-Saharan Africa. Enrollment of new participants began in the first quarter of 2026.
For additional information about our R&D organization, see Note 13 and the Item 1. Business—Research and Development section of our 2025 Form 10-K. For additional information regarding certain collaboration arrangements, see the Item 1. Business—Collaboration and Co-Promotion Agreements section of our 2025 Form 10-K. For additional information about additional indications and new drug candidates in late-stage development and filings pending with certain regulatory authorities, see the Product Developments section within MD&A of our 2025 Form 10-K.
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
(b)The short-term incentive plans for substantially all non-sales-force employees worldwide are funded from a pool based on our performance, measured in significant part versus three budgeted financial metrics, as well as performance against certain of our non-financial pipeline metrics, and may be further modified by our Compensation Committee’s assessment of other factors. One of the three financial metrics is Adjusted income (as defined for annual incentive compensation purposes), which accounts for 40% of the bonus pool funding tied to financial performance. Any expenses for acquired IPR&D are included in our non-GAAP Adjusted results but we exclude certain of these expenses for our financial results for annual incentive compensation purposes. Additionally, the payout for performance share awards is determined in part by Adjusted diluted EPS, which is derived from Adjusted income.
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
Certain Significant Items—Adjusted income excludes certain significant items representing substantive and/or unusual items that are evaluated individually on a quantitative and qualitative basis. Certain significant items may be highly variable and difficult to predict. Furthermore, in some cases it is reasonably possible that they could reoccur in future periods. For example, although major non-acquisition-related cost-reduction programs are specific to an event or goal with a defined term, we may have subsequent programs based on reorganizations of the business, cost productivity or in response to generic or biosimilar entry or economic conditions. Legal charges to resolve litigation are also related to specific cases, which are facts and circumstances specific and, in some cases, may also be the result of litigation matters at acquired companies that were inestimable, not probable or unresolved at the date of acquisition, or legal matters generally related to divested products or businesses. Gains and losses on equity securities and pension and postretirement actuarial remeasurement gains and losses have a very high degree of inherent market volatility, which we do not control and cannot predict with any level of certainty, and we do not believe including these gains and losses assists investors in understanding our business or is reflective of our core operations and business. Unusual items represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. See the Reconciliations of GAAP Reported to Non-GAAP Adjusted information—Certain Line Items below for a non-inclusive list of certain significant items and the Non-GAAP Financial Measure: Adjusted Income section within MD&A of our 2025 Form 10-K.
Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended March 29, 2026
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a), (b)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$3,548	$2,961	$861	$2,687	$0.47
Amortization of intangible assets	—	—	—	1,183
Acquisition-related items	(118)	(6)	(300)	504
Discontinued operations	—	—	—	13
Certain significant items:
Restructuring charges/credits, inventory write-offs, implementation costs and additional depreciation—asset restructuring(c)	(18)	(36)	—	126
Gains/losses on equity securities	—	—	(9)	9
Actuarial valuation and other pension and postretirement plan gains/losses	—	—	(11)	11
Other(e)	(5)	(4)	(153)	166
Income tax provision—non-GAAP items				(410)
Non-GAAP Adjusted	$3,406	$2,915	$388	$4,290	$0.75

	Three Months Ended March 30, 2025
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a), (b)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$2,845	$3,031	$953	$2,967	$0.52
Amortization of intangible assets	—	—	—	1,211
Acquisition-related items	(206)	(1)	(7)	282
Certain significant items:
Restructuring charges/credits and implementation costs and additional depreciation—asset restructuring(c)	(24)	(6)	—	666
Certain asset impairments(d)	—	—	(224)	224
Gains/losses on equity securities	—	—	(370)	370
Actuarial valuation and other pension and postretirement plan gains/losses	—	—	59	(59)
Other(e)	(23)	(15)	(166)	207
Income tax provision—non-GAAP items				(630)
Non-GAAP Adjusted	$2,593	$3,010	$246	$5,237	$0.92
(a)Items that reconcile GAAP Reported to non-GAAP Adjusted balances are shown pre-tax. Our effective tax rates for GAAP Reported income from continuing operations were 14.6% for the three months ended March 29, 2026 and (6.8)% for the three months ended March 30, 2025. See Note 5. Our effective tax rates for non-GAAP Adjusted income were 16.9% for the three months ended March 29, 2026 and 7.8% for the three months ended March 30, 2025.
(b)Includes reconciling amounts for Research and development expenses that are not material to our non-GAAP consolidated results of operations.
(c)Includes employee termination costs, asset impairments and other exit costs related to our cost-reduction and productivity initiatives not associated with acquisitions. See Note 3.

(d)See Note 4.
(e)For the three months ended March 29, 2026, the total Other (income)/deductions––net adjustments of $153 million primarily include charges of $147 million for certain legal matters, primarily representing certain product liability expenses related to products discontinued and/or divested by Pfizer. For the three months ended March 30, 2025, the total Other (income)/deductions––net adjustments of $166 million primarily included charges of $142 million for certain legal matters, representing certain product liability and other legal expenses related to products discontinued and/or divested by Pfizer.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(MILLIONS)	March 29, 2026	March 30, 2025	Drivers of change
Cash provided by/(used in):
Operating activities	$2,615	$2,335	The change was driven mainly by the timing of receipts and payments in the ordinary course of business and a change in net income adjusted for non-cash items.
Investing activities	$785	$3,274
The change was driven mainly by non-recurrence of $6.3 billion proceeds from the sale of the remaining portion of our previous investment in Haleon, partially offset by a $3.9 billion increase in net proceeds from short-term investments.

Financing activities	$(2,856)	$(5,227)	The change was driven mainly by a $2.3 billion decrease in net repayments of short-term borrowings.
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
For information about our diverse sources of funds, off-balance sheet arrangements, contractual and other obligations, global economic conditions and market risk, see the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk section within MD&A of our 2025 Form 10-K. For more information on guarantees and indemnifications, see Note 12B.
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
Debt Capacity––Lines of Credit––As of the date of the filing of this Form 10-Q, we had access to a $7.0 billion committed U.S. revolving credit facility maturing in October 2030, which may be used for general corporate purposes including to support our global commercial paper borrowings. In addition to the U.S. revolving credit facility, our lenders have provided us an additional $228 million in lines of credit, essentially all expiring within one year. All lines of credit were unused as of the date of the filing of this Form 10-Q.
Capital Allocation Framework––Our capital allocation framework is designed to enhance long-term shareholder value and is based on three core pillars: reinvesting in the business, maintaining and, over the long term, growing our dividend, and in the future, the potential to make share repurchases after de-levering our balance sheet. Over time, we expect to continue to de-lever in a prudent manner in order to maintain a balanced capital allocation strategy.
Dividends––In April 2026, our BOD declared a dividend of $0.43 per share, payable on June 12, 2026, to shareholders of record at the close of business on May 8, 2026.

Common Stock Purchases—As of March 29, 2026, our remaining share-purchase authorization was $3.3 billion, with no repurchases in the first three months of 2026. See Note 12 in our 2025 Form 10-K for more information on our publicly announced share-purchase plan.
Sale of Investment—On March 31, 2026, which fell in our second fiscal quarter of 2026, Pfizer completed the exit of its 11.7% investment in ViiV and received $1.875 billion in cash proceeds.
NEW ACCOUNTING STANDARDS

Recently Issued Accounting Standards, Not Adopted as of March 29, 2026
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
These statements may be identified by using words such as “will,” “may,” “could,” “likely,” “ongoing,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “assume,” “target,” “forecast,” “guidance,” “goal,” “objective,” “aim,” “seek,” “potential,” “hope” and other words and terms of similar meaning or by using future dates; however, the absence of the foregoing words or expressions does not mean that a statement is not forward-looking.
We include forward-looking information in our discussion of the following, among other topics:
•our anticipated operating and financial performance, including financial guidance and projections;
•reorganizations, business plans, strategy, goals and prospects;
•expectations for our product pipeline (including products from completed or anticipated acquisitions), in-line products and product candidates, including anticipated regulatory submissions, data read-outs, study starts, approvals, launches, clinical development plans, discontinuations, clinical trial results and other developing data; revenue contribution and projections; pricing and reimbursement; market dynamics, including demand, market size and utilization rates; and growth, performance, timing and duration of exclusivity and potential benefits;
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
In particular, forward-looking information in this Form 10-Q includes statements relating to specific future actions, performance and effects, including, among others, the expected benefits of the organizational changes to our operations; our anticipated operating and financial performance; our expectations regarding the impact of COVID-19 on our business, operations and financial results; the expected revenue, seasonality of demand and phasing for certain of our products; expected patent terms; the expected impact of patent expiries and generic and biosimilar competition; the expected pricing pressures on our products and the anticipated impact to our business; the expected impact of the IRA Medicare Part D Redesign; the benefits expected from our business development transactions, including, among others, our acquisitions of Metsera and Seagen and our in-licensing agreements with 3SBio and YaoPharma; the availability of raw materials; our efforts to mitigate the impact, and potential impact, of tariffs and pricing dynamics on our business and operations; our anticipated cash flows and liquidity position; the anticipated costs, savings and potential benefits from certain of our initiatives, including our enterprise-wide Realigning Our Cost Base Program and our Manufacturing Optimization Program to reduce our cost of goods sold; our voluntary agreement with the U.S. Government designed to lower drug costs for U.S. patients and to include certain Pfizer products on the TrumpRx.gov platform, Pfizer’s plans to further invest in U.S. manufacturing and potential tariff impacts, including our ability to enter into a binding tariff agreement with the U.S. Government prior to the phase-in of Section 232 tariffs; our expectations regarding product supply; our planned capital spending; our capital allocation framework; and expectations regarding legal proceedings and compliance with existing and anticipated laws and regulations.
Given their nature, we cannot assure that any potential outcome expressed in these forward-looking statements will be realized in whole or in part. Actual outcomes may vary materially from past results and those anticipated, estimated, implied or projected. These forward-looking statements may be affected by underlying assumptions that may prove inaccurate or incomplete, or by known or unknown risks and uncertainties, including those described in this section, in MD&A or in the Item 1A. Risk Factors section in our 2025 Form 10-K.
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
Some of the factors that could cause actual results to differ are identified below, as well as those discussed in the Item 1A. Risk Factors section in our 2025 Form 10-K and within MD&A. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. The occurrence of any of the risks identified below, in the Item 1A. Risk Factors section in our 2025 Form 10-K or within MD&A, or other risks currently unknown, could have a material adverse effect on our business, financial condition or results of operations, or we may be required to increase our accruals for contingencies. It is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties:
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
•the success and impact of external business development activities, as well as risks and uncertainties related to the ability to identify and execute on potential business development opportunities; the ability to satisfy the conditions to closing of any transactions in the anticipated time frame or at all, including the possibility that such transactions do not close; the ability to realize the anticipated benefits of any such transactions in the anticipated time frame or at all; the potential need for and impact of additional equity or debt financing to pursue these opportunities, which has in the past and could in the future result in increased leverage and/or a downgrade of our credit ratings and could limit our ability to obtain future financing; challenges integrating the businesses and operations; disruption to business or operations relationships; risks related to achieving or growing revenues for certain acquired or partnered products; significant transaction costs; and unknown liabilities;
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
•risks and uncertainties related to the impact of Pfizer’s voluntary agreement with the U.S. Government designed to lower drug costs for U.S. patients and to include certain Pfizer products on the TrumpRx.gov platform, Pfizer’s plans to further invest in U.S. manufacturing and potential tariff impacts, including risks relating to entering into binding final agreements with the U.S. Government and its impact on the applicability of Section 232 tariffs;
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
•any business disruption, theft of confidential or proprietary information, security threats on facilities or infrastructure, extortion or integrity compromise resulting from a cyber-attack, which may include those using adversarial AI techniques, or other malfeasance by, but not limited to, nation states, employees, business partners or others; and
•risks and challenges related to the use of proprietary or third-party software, systems and services (including cloud services) that include AI-based functionality and other emerging technologies, such as the risk of inaccurate, biased or otherwise flawed outputs of AI tools and models; risks related to the protection of proprietary data and confidential information used in or generated by AI systems; reputational risks related to the use of AI in drug discovery, clinical development, manufacturing, commercial operations or patient-facing applications; and the risk that anticipated cost savings from AI, automation and digital enablement efforts may not be realized in the expected amounts or within expected timeframes.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required by this item is incorporated by reference from the discussion in the Analysis of Financial Condition, Liquidity, Capital Resources and Market Risk section within MD&A of our 2025 Form 10-K.
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
ITEM 1A. RISK FACTORS
We refer to the Overview of Our Performance, Operating and Global Economic Environment—Our Operating Environment and —The Global Economic Environment sections and the Forward-Looking Information and Factors That May Affect Future Results section within MD&A of this Form 10-Q and of our 2025 Form 10-K and to the Item 1A. Risk Factors section of our 2025 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following summarizes purchases of our common stock during the first quarter of 2026:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Value of Shares That May Yet Be Purchased Under the Plan(b)
January 1 through January 25, 2026	35,958	$24.98	—	$3,292,882,444
January 26 through February 22, 2026	135,774	$26.55	—	$3,292,882,444
February 23 through March 29, 2026	6,461,296	$27.09	—	$3,292,882,444
Total	6,633,028	$27.07	—
(a)Represents (i) 6,629,823 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive programs and (ii) the open market purchase by the trustee of 3,205 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who deferred receipt of performance share awards.
(b)See Note 12 in our 2025 Form 10-K.
ITEM 5. OTHER INFORMATION

During the three months ended March 29, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 6. EXHIBITS

Exhibit 10.1	Pfizer Inc. 2019 Stock Plan, as amended April 2026.
Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101:
EX-101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX-101.SCH EX-101.CAL EX-101.LAB EX-101.PRE EX-101.DEF	Inline XBRL Taxonomy Extension Schema
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

Pfizer Inc.
(Registrant)

Dated:	May 5, 2026	/s/ Jennifer B. Damico
Jennifer B. Damico Senior Vice President, Controller & Chief Accounting Officer