Form 10-Q
period 2026-06-28
PFIZER INC
filed 2026-08-04
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2026
OR
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
At July 29, 2026, 5,699,673,589 shares of the issuer’s voting common stock were outstanding.

DEFINED TERMS

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Form 10-Q (defined below) refer to Pfizer Inc. and its subsidiaries. Pfizer’s fiscal quarter-end for subsidiaries operating outside the U.S. is as of and for the three and six months ended May 24, 2026 and May 25, 2025, and for U.S. subsidiaries is as of and for the three and six months ended June 28, 2026 and June 29, 2025. References to “Notes” in this Form 10-Q are to the Notes to the Condensed or Consolidated Financial Statements in this Form 10-Q or in our 2025 Form 10-K. We also have used several other terms in this Form 10-Q, most of which are explained or defined below:

*	Indicates calculation not meaningful or results are greater than 100%
2025 Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2025
340B Program	340B Drug Pricing Program
3SBio	3SBio, Inc. and its subsidiaries Shenyang Sunshine Pharmaceutical Co., Ltd. and 3S Guojian Pharmaceutical (Shanghai) Co., Ltd.
Abingworth	Abingworth LLP
AI	artificial intelligence
ALK	anaplastic lymphoma kinase
Alliance revenues	Revenues from alliance agreements under which we co-promote products discovered or developed by other companies or us
Astellas	Astellas Pharma Inc., Astellas US LLC and Astellas Pharma US, Inc.
ATTR-CM	transthyretin amyloid cardiomyopathy
BioNTech	BioNTech SE
Biopharma	Global Biopharmaceuticals Business
BMS	Bristol-Myers Squibb Company
BOD	Board of Directors
CODM	Chief Operating Decision Maker
Comirnaty
Unless otherwise noted, refers to, as applicable, the current formulation of Comirnaty (COVID-19 Vaccine, mRNA) 2026-2027(a) Formula as well as all prior authorized or approved formulations of the vaccine, which was first authorized in the U.S. during December 2020 pursuant to an EUA

COVID-19	novel coronavirus disease of 2019
Developed Markets	Includes, but is not limited to, the following markets: Western Europe, Japan, Central Europe, Canada, Australia, Nordic countries, certain Eastern European countries, South Korea and New Zealand
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Eastern Europe (excluding the Balkans and certain other countries), Africa, the Middle East and Turkey
EPS	earnings per share
EU	European Union
EUA	emergency use authorization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Form 10-Q	This Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2026
GAAP	U.S. Generally Accepted Accounting Principles
GILTI (NCTI)	Global Intangible Low-Taxed Income (renamed Net Controlled Foreign Corporation (CFC) Tested Income (NCTI) for taxable years starting after December 31, 2025)
GSK	GSK plc
Haleon	Haleon plc
HRR	homologous recombination repair
Innovent	Innovent Biologics, Inc.
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
IRS	U.S. Internal Revenue Service
JV	joint venture
King	King Pharmaceuticals LLC (formerly King Pharmaceuticals, Inc.)
LPS	loss per share
mCC	metastatic cervical cancer
mCRC	metastatic colorectal cancer
mCRPC	metastatic castration-resistant prostate cancer
mCSPC	metastatic castration-sensitive prostate cancer
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MDL	Multi-District Litigation
Medicare Part D	a prescription drug coverage program for people with Medicare
Metsera	Metsera, Inc.
MIBC	muscle-invasive bladder cancer
Moody’s	Moody’s Ratings (formerly Moody’s Investors Service)

mRNA	messenger ribonucleic acid
nmCRPC	non-metastatic castration-resistant prostate cancer
nmCSPC	non-metastatic castration-sensitive prostate cancer
NSCLC	non-small cell lung cancer
OBBBA	One Big Beautiful Bill Act
ODT	oral disintegrating tablet
OTC	over-the-counter
Paxlovid(b)	an oral COVID-19 treatment (nirmatrelvir tablets and ritonavir tablets)
PC1	Pfizer CentreOne
Pharmacia	Pharmacia LLC (formerly Pharmacia Corporation)
Prevnar family	Includes Prevnar 20/Prevenar 20 (pediatric and adult) and Prevnar 13/Prevenar 13 (pediatric and adult)
PsA	psoriatic arthritis
QTD	Quarter-to-date or three months ended
RA	rheumatoid arthritis
R&D	research and development
RSV	respiratory syncytial virus
S&P	S&P Global (formerly Standard & Poor’s)
SCD	sickle cell disease
Sciwind Biosciences	Hangzhou Sciwind Biosciences Co., Ltd.
Seagen	Seagen Inc. and its subsidiaries
SEC	U.S. Securities and Exchange Commission
SI&A	Selling, informational and administrative expenses
Takeda	Takeda Pharmaceutical Company Limited
Tax Cuts and Jobs Act or TCJA	Legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017
UC	ulcerative colitis
U.K.	United Kingdom
U.S.	United States
ViiV	ViiV Healthcare Limited
Vyndaqel family	Includes Vyndaqel, Vyndamax and Vynmac
Wyeth	Wyeth LLC (formerly Wyeth)
YaoPharma	YaoPharma Co., Ltd.
YTD	Year-to-date or six months ended
(a)Approved by the European Commission and pending approval in the U.S.
(b)Paxlovid has not been approved, but has been authorized for emergency use by the FDA under an EUA for the treatment of mild-to-moderate COVID-19 in pediatric patients (12 years of age and older weighing at least 40 kg) who are at high risk for progression to severe COVID-19, including hospitalization or death. The emergency use of Paxlovid in the relevant pediatric population is only authorized for the duration of the declaration that circumstances exist justifying the authorization of emergency use of the medical product during the COVID-19 pandemic under Section 564(b)(1) of the U.S. Federal Food, Drug and Cosmetics Act, 21 U.S.C. § 360bbb-3(b)(1). On June 30, 2026, the U.S. Department of Health and Human Services announced the termination of the COVID-19 EUA declarations for drugs and biological products, effective June 29, 2027. Please see the EUA Fact Sheet at www.covid19oralrx.com.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
(MILLIONS, EXCEPT PER SHARE DATA)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Revenues:
Product revenues	$11,863	$11,954	$23,578	$23,248
Alliance revenues	2,697	2,273	5,036	4,386
Royalty revenues	474	426	870	734
Total revenues	15,034	14,653	29,484	28,367
Costs and expenses:
Cost of sales(a)	4,092	3,778	7,640	6,624
Selling, informational and administrative expenses(a)	3,411	3,415	6,372	6,446
Research and development expenses(a)	2,809	2,482	5,299	4,685
Acquired in-process research and development expenses	16	2	153	11
Amortization of intangible assets	1,185	1,211	2,368	2,421
Restructuring charges and certain acquisition-related costs	457	(18)	557	660
Other (income)/deductions––net	3,716	739	4,577	1,692
Income/(loss) from continuing operations before provision/(benefit) for taxes on income/(loss)	(653)	3,044	2,517	5,828
Provision/(benefit) for taxes on income/(loss)	(407)	141	54	(48)
Income/(loss) from continuing operations	(246)	2,903	2,463	5,876
Discontinued operations––net of tax	8	25	(5)	25
Net income/(loss) before allocation to noncontrolling interests	(237)	2,928	2,458	5,901
Less: Net income attributable to noncontrolling interests	10	18	19	24
Net income/(loss) attributable to Pfizer Inc. common shareholders	$(248)	$2,910	$2,440	$5,877

Earnings/(loss) per common share––basic:
Income/(loss) from continuing operations attributable to Pfizer Inc. common shareholders	$(0.04)	$0.51	$0.43	$1.03
Discontinued operations––net of tax	—	—	—	—
Net income/(loss) attributable to Pfizer Inc. common shareholders	$(0.04)	$0.51	$0.43	$1.03

Earnings/(loss) per common share––diluted:
Income/(loss) from continuing operations attributable to Pfizer Inc. common shareholders	$(0.04)	$0.51	$0.43	$1.03
Discontinued operations––net of tax	—	—	—	—
Net income/(loss) attributable to Pfizer Inc. common shareholders	$(0.04)	$0.51	$0.43	$1.03

Weighted-average shares––basic	5,699	5,685	5,695	5,680
Weighted-average shares––diluted	5,699	5,706	5,733	5,708
(a) Exclusive of amortization of intangible assets.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
(MILLIONS)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net income/(loss) before allocation to noncontrolling interests	$(237)	$2,928	$2,458	$5,901

Foreign currency translation adjustments, net	(41)	127	882	(430)
Unrealized holding gains/(losses) on derivative financial instruments, net	121	(273)	85	(395)
Reclassification adjustments for (gains)/losses included in net income/(loss)(a)	(11)	(106)	(2)	(419)
	110	(379)	83	(814)
Unrealized holding gains/(losses) on available-for-sale securities, net	(57)	166	(19)	135
Reclassification adjustments for (gains)/losses included in net income/(loss)(b)	22	(83)	43	72
	(36)	82	24	207
Reclassification adjustments related to amortization of prior service costs and other, net	(6)	(24)	(13)	(55)
Reclassification adjustments related to curtailments of prior service costs and other, net	—	(11)	(4)	(44)
	(6)	(35)	(18)	(99)
Other comprehensive income/(loss), before tax	27	(204)	970	(1,136)
Tax provision/(benefit) on other comprehensive income/(loss)	53	(347)	134	(538)
Other comprehensive income/(loss) before allocation to noncontrolling interests	$(26)	$143	$837	$(598)

Comprehensive income/(loss) before allocation to noncontrolling interests	$(264)	$3,071	$3,295	$5,303
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(1)	18	4	22
Comprehensive income/(loss) attributable to Pfizer Inc.	$(263)	$3,053	$3,291	$5,282
(a)Reclassified into Other (income)/deductions—net and Cost of sales. See Note 7E.
(b)Reclassified into Other (income)/deductions—net.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS)	June 28, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$976	$1,142
Short-term investments	10,723	12,454
Trade accounts receivable, net of allowance for doubtful accounts: 2026—$423; 2025—$427	12,490	11,874
Inventories	9,945	10,654
Current tax assets	3,702	3,967
Other current assets	3,522	2,808
Total current assets	41,358	42,898
Long-term investments	1,559	1,621
Property, plant and equipment, net of accumulated depreciation: 2026—$18,104; 2025—$17,386	19,029	19,317
Identifiable intangible assets, net	47,053	53,731
Goodwill	71,419	71,264
Noncurrent deferred tax assets and other noncurrent tax assets	10,774	9,699
Other noncurrent assets	9,939	9,631
Total assets	$201,131	$208,160

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2026—$2,605; 2025—$2,997	$2,699	$3,154
Trade accounts payable	4,581	5,240
Dividends payable	2,451	2,445
Income taxes payable	653	3,103
Accrued compensation and related items	2,554	3,610
Other current liabilities	19,709	19,432
Total current liabilities	32,646	36,984
Long-term debt	60,495	61,641
Pension and postretirement benefit obligations	1,937	2,041
Noncurrent deferred tax liabilities	1,964	2,401
Other taxes payable	3,816	3,591
Other noncurrent liabilities	14,780	14,725
Total liabilities	115,639	121,385

Commitments and Contingencies

Common stock	482	481
Additional paid-in capital	95,033	94,469
Treasury stock	(115,194)	(115,015)
Retained earnings	112,087	114,610
Accumulated other comprehensive loss	(7,218)	(8,069)
Total Pfizer Inc. shareholders’ equity	85,190	86,476
Equity attributable to noncontrolling interests	302	299
Total equity	85,492	86,775
Total liabilities and equity	$201,131	$208,160
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, March 29, 2026	9,641	$482	$94,773	(3,942)	$(115,190)	$117,238	$(7,203)	$90,101	$303	$90,404
Net income/(loss)						(248)		(248)	10	(237)
Other comprehensive income/(loss), net of tax							(15)	(15)	(11)	(26)
Cash dividends declared, per share: $0.86
Common stock						(4,902)		(4,902)		(4,902)
Share-based payment transactions	—	—	259	—	(4)	(1)		254		254
Other			—			(1)	—	—	—	—
Balance, June 28, 2026	9,641	$482	$95,033	(3,942)	$(115,194)	$112,087	$(7,218)	$85,190	$302	$85,492

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, March 30, 2025	9,620	$481	$93,856	(3,935)	$(115,008)	$119,590	$(8,581)	$90,338	$299	$90,637
Net income/(loss)						2,910		2,910	18	2,928
Other comprehensive income/(loss), net of tax							143	143	—	143
Cash dividends declared, per share: $0.86
Common stock						(4,890)		(4,890)		(4,890)
Share-based payment transactions	—	—	197	—	(2)	(1)		195		195
Other			—	—	—	(1)		(1)	—	(1)
Balance, June 29, 2025	9,620	$481	$94,053	(3,935)	$(115,010)	$117,609	$(8,438)	$88,695	$317	$89,012

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2026	9,621	$481	$94,469	(3,935)	$(115,015)	$114,610	$(8,069)	$86,476	$299	$86,775
Net income/(loss)						2,440		2,440	19	2,458
Other comprehensive income/(loss), net of tax							852	852	(15)	837
Cash dividends declared, per share: $0.86
Common stock						(4,902)		(4,902)		(4,902)
Share-based payment transactions	20	1	564	(7)	(179)	(61)		324		324
Other			—	—	—	—		—	—	—
Balance, June 28, 2026	9,641	$482	$95,033	(3,942)	$(115,194)	$112,087	$(7,218)	$85,190	$302	$85,492

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2025	9,593	$480	$93,603	(3,926)	$(114,763)	$116,725	$(7,842)	$88,203	$294	$88,497
Net income/(loss)						5,877		5,877	24	5,901
Other comprehensive income/(loss), net of tax							(596)	(596)	(3)	(598)
Cash dividends declared, per share: $0.86
Common stock						(4,890)		(4,890)		(4,890)
Share-based payment transactions	28	1	450	(9)	(246)	(104)		101		101
Other			—	—	—	—		—	2	2
Balance, June 29, 2025	9,620	$481	$94,053	(3,935)	$(115,010)	$117,609	$(8,438)	$88,695	$317	$89,012
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(MILLIONS)	June 28, 2026	June 29, 2025
Operating Activities
Net income before allocation to noncontrolling interests	$2,458	$5,901
Discontinued operations—net of tax	(5)	25
Net income from continuing operations before allocation to noncontrolling interests	2,463	5,876
Adjustments to reconcile net income from continuing operations before allocation to noncontrolling interests to net cash provided by/(used in) operating activities:
Depreciation and amortization	3,235	3,243
Asset write-offs and impairments	4,425	498
Deferred taxes	(1,332)	(935)
Share-based compensation expense	521	373
Benefit plan contributions in excess of expense/income	(285)	(334)
Net gain from the sale of investment in ViiV	(1,870)	—
Other adjustments, net	(159)	(61)
Other changes in assets and liabilities, net of acquisitions and divestitures	(3,548)	(6,908)
Net cash provided by/(used in) operating activities	3,450	1,753

Investing Activities
Purchases of property, plant and equipment	(969)	(1,182)
Purchases of short-term investments	(5,113)	(6,085)
Proceeds from redemptions/sales of short-term investments	6,614	10,500
Net (purchases of)/proceeds from redemptions/sales of short-term investments with original maturities of three months or less	386	(2,668)
Purchases of long-term investments	(95)	(86)
Proceeds from redemptions/sales of long-term investments	172	145
Proceeds from the sale of investment in ViiV	1,875	—
Proceeds from sales of investment in Haleon	—	6,311
Other investing activities, net	21	288
Net cash provided by/(used in) investing activities	2,891	7,225

Financing Activities
Payments on short-term borrowings	—	(2,199)
Net (payments on)/proceeds from short-term borrowings with original maturities of three months or less	(63)	(903)
Proceeds from issuance of long-term debt	—	3,687
Payments on long-term debt	(1,250)	(3,750)
Cash dividends paid	(4,896)	(4,882)
Other financing activities, net	(311)	(377)
Net cash provided by/(used in) financing activities	(6,519)	(8,423)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	15	34
Net increase/(decrease) in cash and cash equivalents and restricted cash and cash equivalents	(164)	588
Cash and cash equivalents and restricted cash and cash equivalents, at beginning of period	1,197	1,107
Cash and cash equivalents and restricted cash and cash equivalents, at end of period	$1,034	$1,694
Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes	$3,539	$3,493
Interest paid	1,541	1,483
Interest rate hedges	4	29
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
Pfizer’s fiscal quarter-end for subsidiaries operating outside the U.S. is as of and for the three and six months ended May 24, 2026 and May 25, 2025, and for U.S. subsidiaries is as of and for the three and six months ended June 28, 2026 and June 29, 2025.
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
B. Revenues and Trade Accounts Receivable

Deductions from Revenues––Our accruals for Medicare, Medicaid and related state program and performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts are as follows:

(MILLIONS)	June 28, 2026	December 31, 2025
Reserve against Trade accounts receivable, net of allowance for doubtful accounts	$1,741	$1,803
Other current liabilities:
Accrued rebates	9,293	7,909
Other accruals	763	750
Other noncurrent liabilities	332	1,204
Total accrued rebates and other sales-related accruals	$12,128	$11,666
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
During the three and six months ended June 28, 2026 and June 29, 2025, additions to the allowance for credit losses, write-offs and recoveries of customer receivables were not material to our condensed consolidated financial statements.
For additional information on our trade accounts receivable, see Note 1G in our 2025 Form 10-K.
Note 2. Acquisition, In-Licensing Arrangement, Sale of Investment and Research and Development Arrangement
A. Acquisition
Metsera––On November 13, 2025, we acquired Metsera, a clinical-stage biopharmaceutical company accelerating the next generation of medicines for obesity and cardiometabolic diseases, for $65.60 per share in cash plus a contingent value right (CVR) of up to $20.65 per share in potential additional payments (up to $2.3 billion) tied to the achievement of three specified milestones: $4.60 per share following the Phase 3 clinical trial start of Metsera’s injectable GLP-1 receptor antagonist MET-097i+amylin analog MET-233i combination, $6.40 per share following FDA approval of Metsera’s monthly MET-097i monotherapy and $9.65 per share following FDA approval of Metsera’s monthly MET-097i+MET-233i combination. The total

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

fair value of the consideration transferred was $8.0 billion ($7.8 billion net of cash acquired), which includes the fair value of $632 million for the CVRs and $475 million for employee stock awards related to pre-acquisition service.
In connection with this business combination, we provisionally recorded: (i) $7.9 billion of identifiable intangible assets, net, consisting of IPR&D, (ii) $2.1 billion of Goodwill, (iii) $1.6 billion of net deferred tax liabilities, and (iv) $643 million of contingent consideration liability assumed from Metsera. Goodwill, which resulted primarily from the recognition of deferred tax liabilities, is related to our Biopharma segment and is not deductible for tax purposes. The contingent consideration liability was recorded at fair value and relates to Metsera’s 2023 acquisition of Zihipp Ltd (Zihipp). As a part of that transaction, the former Zihipp shareholders are entitled to future potential development, regulatory and commercialization milestone payments, along with low-single digit royalties on net product sales on the MET-097i and MET-233i product candidates. The allocation of the consideration transferred to the assets acquired and liabilities assumed has not yet been finalized.
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
C. Sale of Investment
Sale of Investment in ViiV––On March 31, 2026, which fell in our second fiscal quarter of 2026, Pfizer completed the exit of its 11.7% investment in ViiV. We received $1.875 billion in cash proceeds. See Note 4 and Note 2C in our 2025 Form 10-K.
Dividend income from our investment in ViiV, recorded in Other (income)/deductions—net, was $98 million and $73 million for the three months ended June 28, 2026 and June 29, 2025, respectively, and $180 million and $111 million for the six months ended June 28, 2026 and June 29, 2025, respectively (see Note 4).
D. Research and Development Arrangement
Research and Development Funding Arrangement with Abingworth—In June 2026, we entered into an arrangement with Abingworth under which we will receive up to a total of $300 million in 2026 through 2029 to co-fund our quarterly development costs for a specified treatment. As there is a substantive transfer of risk to the financial partner, the development funding is recognized by us as an obligation to perform contractual services. We are recognizing the funding as a reduction of Research and development expenses using an attribution model over the period of the related expenses. The reduction to Research and development expenses for the second quarter of 2026 was $26 million. If successful, upon regulatory approval in the U.S. for the indication based on the applicable clinical trial, Abingworth will be eligible to receive an approval-based milestone payment of up to $180 million, contingent upon the successful results of the clinical trial and payable over a period of approximately eighteen months. Following potential regulatory approval, Abingworth will be eligible to receive sales-based milestone payments of up to $420 million in total, based on the achievement of certain levels of cumulative applicable net sales and payable over a period of approximately three years, as well as royalties based on mid-single digit percentage of the applicable net sales, subject to an annual cap. The net present value of the approval-based milestone payments and sales-based milestone payments, when earned, would be recorded as intangible assets and amortized to Amortization of intangible assets over the shorter of the term of the agreement or the estimated commercial life of the product. Accretion of interest on the liabilities to pay Abingworth will be recognized as interest expense in Other (income)/deductions—net. Royalties on net sales will be recorded as Cost of sales when the related product sales occur.
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
We expect costs associated with these components of the program to be incurred through 2027 and to total approximately $4.7 billion, representing primarily cash expenditures for severance, implementation, exit, and digital enablement costs, as well as non-cash asset write downs of which $3.4 billion is associated with our Biopharma segment.
In the third quarter of 2026, we identified additional productivity enhancements from technology and simplification efforts across our commercial, R&D and enabling functions designed to further reduce costs in SI&A. We expect one-time costs to achieve the additional savings to be incurred through 2029 and to total approximately $2.0 billion, primarily representing cash

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

expenditures for digital enablement, implementation and severance of which $800 million is associated with our Biopharma segment.
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
We expect costs associated with all the components of this program to total approximately $7.3 billion of which $4.8 billion is associated with the Biopharma segment.
From the start of this program through June 28, 2026, we incurred total costs of $4.9 billion, of which $3.8 billion is associated with our Biopharma segment (including $3.3 billion of restructuring charges).
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
In the third quarter of 2026, we announced the next phase of the program, with a focus on network structure changes, product portfolio enhancements and additional operational efficiencies. The one-time costs to achieve the savings associated with this phase of the program are expected to be approximately $4.0 billion, substantially all associated with our Biopharma segment, with approximately 60% of non-cash expenditures for accelerated depreciation and asset write-downs and 40% of cash expenditures for severance, implementation and exit costs. The costs to achieve these savings are expected to be incurred through 2029.
We expect costs associated with both phases of this program to total approximately $5.4 billion, substantially all of which is associated with the Biopharma segment.
From the start of this program through June 28, 2026, we incurred total costs of $1.1 billion, substantially all of which relates to our Biopharma segment (including $824 million of restructuring charges). The costs were recorded primarily through 2025, with cash outlays expected primarily through 2029.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Key Activities

The following summarizes costs and credits for acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended		Six Months Ended
(MILLIONS)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Restructuring charges/(credits):
Employee terminations	$354	$(148)	$369	$236
Asset impairments	54	44	82	217
Exit costs	10	30	17	94
Restructuring charges/(credits)(a)	419	(74)	468	547
Integration costs and other(b)	38	56	89	113
Restructuring charges and certain acquisition-related costs	457	(18)	557	660
Net periodic benefit costs/(credits) recorded in Other (income)/deductions––net	(5)	(9)	(2)	(68)
Inventory write-offs––recorded in Cost of sales	46	—	46	—
Additional depreciation––asset restructuring recorded in Cost of sales(c)	10	4	14	7
Implementation costs recorded in our condensed consolidated statements of operations as follows(d):
Cost of sales	25	26	40	46
Selling, informational and administrative expenses	56	14	91	20
Research and development expenses	63	39	102	62
Total implementation costs	144	78	233	128
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$653	$54	$848	$727
(a)Primarily represents cost-reduction initiatives. Amounts associated with our Biopharma segment: (i) charges of $390 million for the three months ended June 28, 2026 (including charges of $417 million for our Realigning our Cost Base Program and credits of $29 million for our Manufacturing Optimization Program), (ii) charges of $421 million for the six months ended June 28, 2026 (including charges of $464 million for our Realigning our Cost Base Program and credits of $52 million for our Manufacturing Optimization Program), (iii) credits of $406 million for the three months ended June 29, 2025 (including credits of $408 million for our Manufacturing Optimization Program and $25 million for our Realigning our Cost Base Program) and (iv) charges of $211 million for the six months ended June 29, 2025 (including charges of $562 million for our Realigning our Cost Base Program and credits of $412 million for our Manufacturing Optimization Program). For 2025, Employee terminations included revisions of estimates of previously recorded accruals for severance benefits, driven in large part by higher-than-expected voluntary attrition.
(b)Represents external, incremental costs directly related to integrating acquired businesses, such as expenditures for consulting and the integration of systems and processes, and certain other qualifying costs.
(c)Represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.
(d)Represents incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following summarizes the components and changes in restructuring accruals:
(MILLIONS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2025(a)	$1,783	$—	$127	$1,910
Provision	369	82	17	468
Utilization and other(b)	(577)	(82)	(36)	(695)
Balance, June 28, 2026(c)	$1,575	$—	$107	$1,682
(a)Included in Other current liabilities ($1.4 billion) and Other noncurrent liabilities ($466 million).
(b)Other activity includes adjustments for foreign currency translation that are not material to our condensed consolidated financial statements.
(c)Included in Other current liabilities ($972 million) and Other noncurrent liabilities ($710 million).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Other (Income)/Deductions—Net

Components of Other (income)/deductions––net include:
	Three Months Ended		Six Months Ended
(MILLIONS)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Interest income	$(113)	$(156)	$(228)	$(299)
Interest expense	667	654	1,336	1,308
Net interest expense	554	498	1,108	1,009
Net (gains)/losses recognized during the period on equity securities	37	(75)	46	295
Net periodic benefit costs/(credits) other than service costs	(83)	(101)	(155)	(260)
Certain legal matters, net(a)	842	422	1,033	564
Certain asset impairments(b)	4,325	93	4,325	317
Net gain from the sale of investment in ViiV(c)	(1,870)	—	(1,870)	—
Changes in fair value of contingent consideration liabilities(d)	255	34	550	42
Other, net(e)	(344)	(131)	(460)	(275)
Other (income)/deductions––net	$3,716	$739	$4,577	$1,692
(a)The amounts for the second quarter and first six months of 2026 and 2025 primarily include certain product liability and other legal expenses.
(b)The amounts for the second quarter and first six months of 2026 represent intangible asset impairment charges associated with our Biopharma segment, composed of: (i) $3.8 billion in impairments of IPR&D assets, associated with a Phase 3 study for sigvotatug vedotin for the second line treatment of metastatic non-squamous NSCLC, reflecting unfavorable clinical trial results, and (ii) $525 million for Oxbryta (voxelotor) developed technology rights, after engaging with the FDA in July 2026 to discuss their assessment of data and analyses, and it was determined there was no viable pathway to return Oxbryta to the market in the U.S. The amount for the first six months of 2025 primarily included an intangible asset impairment charge associated with our Biopharma segment of $210 million for a Phase 2 indefinite-lived out-licensed asset that was discontinued by our out-licensing partner.
(c)See Note 2C.
(d)See Notes 1D and 16D in our 2025 Form 10-K and Note 7A.
(e)The amounts for the second quarter and first six months of 2026 include, among other things, dividend income of $98 million and $180 million, respectively, from our previous investment in ViiV. The amounts for the second quarter and first six months of 2025 included, among other things, dividend income of $73 million and $111 million, respectively, from our previous investment in ViiV.

Additional information about the intangible assets that were impaired during 2026 follows:
					Six Months Ended
	Fair Value(a)				June 28, 2026
(MILLIONS)	Amount	Level 1	Level 2	Level 3	Impairment
IPR&D(b)	$5,600	$—	$—	$5,600	$3,800
Developed technology rights(b)	—	—	—	—	525
Total	$5,600	$—	$—	$5,600	$4,325
(a)The fair value amount reflects the remaining fair value for the asset that has been impaired as of the date of impairment, as this asset is not measured at fair value on a recurring basis. See Note 1E in our 2025 Form 10-K.
(b)Reflects intangible assets written down to fair value in 2026. Fair value was determined using the income approach, specifically the multi-period excess earnings method, also known as the discounted cash flow method. We started with a forecast of all the expected net cash flows for the asset and then applied an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory factors on the product; and assumptions about the probability of technical and regulatory success (PTRS) of ongoing clinical trials, the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.
For additional information on identifiable intangible assets, see Note 9.
Note 5. Tax Matters
A. Taxes on Income/(Loss) from Continuing Operations
Our effective tax rate for continuing operations was 62.4% for the second quarter of 2026, compared to 4.6% for the second quarter of 2025, and was 2.1% for the first six months of 2026, compared to (0.8)% for the first six months of 2025. The higher effective tax rate for the second quarter of 2026, compared to the second quarter of 2025, reflects a tax benefit on the pre-tax loss resulting from changes in the jurisdictional mix of earnings, primarily due to intangible asset impairments. The higher effective tax rate for the first six months of 2026, compared to the first six months of 2025, was primarily due to changes in the jurisdictional mix of earnings as well as the non-recurrence of favorable global income tax resolutions.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We elected, with the filing of our 2018 U.S. Federal Consolidated Income Tax Return, to pay our initial estimated $15 billion repatriation tax liability on accumulated post-1986 foreign earnings (Transition Tax liability) over eight years through 2026. The eighth and final annual installment was paid by its April 15, 2026 due date.
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
The U.S. is one of our major tax jurisdictions, and we are regularly audited by the IRS. Tax years 2019-2022 are under audit by the IRS; tax years 2023-2026 are open but not under audit, and all other tax years are closed. We also have open audit years and certain related audits, appeals and investigations in certain major international tax jurisdictions dating back to 2016.
See Note 5D in our 2025 Form 10-K.
C. Tax Provision/(Benefit) on Other Comprehensive Income/(Loss)

Components of Tax provision/(benefit) on other comprehensive income/(loss) include:
	Three Months Ended		Six Months Ended
(MILLIONS)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Foreign currency translation adjustments, net(a)	$37	$(269)	$112	$(372)
Unrealized holding gains/(losses) on derivative financial instruments, net	21	(48)	16	(82)
Reclassification adjustments for (gains)/losses included in net income/(loss)	1	(32)	7	(87)
	22	(80)	23	(169)
Unrealized holding gains/(losses) on available-for-sale securities, net	(7)	21	(2)	17
Reclassification adjustments for (gains)/losses included in net income/(loss)	3	(10)	5	9
	(4)	10	3	26
Reclassification adjustments related to amortization of prior service costs and other, net	(2)	(6)	(3)	(13)
Reclassification adjustments related to curtailments of prior service costs and other, net	—	(1)	(1)	(10)
	(2)	(7)	(5)	(23)
Tax provision/(benefit) on other comprehensive income/(loss)	$53	$(347)	$134	$(538)
(a)Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that are expected to be held indefinitely.
Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following summarizes the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS)	Foreign Currency Translation Adjustments(a)	Derivative Financial Instruments	Available-For-Sale Securities	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, January 1, 2026	$(7,796)	$(321)	$(28)	$75	$(8,069)
Other comprehensive income/(loss)(b)	785	60	20	(13)	852
Balance, June 28, 2026	$(7,011)	$(261)	$(7)	$62	$(7,218)
(a)Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests.
(b)Foreign currency translation adjustments include net gains/(losses) related to the impact of our net investment hedging program.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments
A. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis and Fair Value Hierarchy:

	June 28, 2026				December 31, 2025
(MILLIONS)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Short-term investments
Equity securities with readily determinable fair value(a)	$1,630	$—	$1,630	$—	$2,596	$—	$2,596	$—

Available-for-sale debt securities:
Government and agency—non-U.S.	3,989	—	3,989	—	4,859	—	4,859	—
Government and agency—U.S.	1,909	—	1,909	—	3,030	—	3,030	—
Corporate and other	1,384	—	1,384	—	1,294	—	1,294	—
	7,281	—	7,281	—	9,183	—	9,183	—
Total short-term investments	8,911	—	8,911	—	11,779	—	11,779	—
Other current assets
Derivative assets:
Interest rate contracts	5	—	5	—	—	—	—	—
Foreign exchange contracts	466	—	466	—	416	—	416	—
Total other current assets	471	—	471	—	416	—	416	—
Long-term investments
Equity securities with readily determinable fair values(b)	551	551	—	—	642	642	—	—

Available-for-sale debt securities:
Government and agency—non-U.S.	—	—	—	—	1	—	1	—
Corporate and other	—	—	—	—	—	—	—	—
	—	—	—	—	1	—	1	—
Total long-term investments	551	551	—	—	642	642	1	—
Other noncurrent assets
Derivative assets:
Interest rate contracts	21	—	21	—	52	—	52	—
Foreign exchange contracts	164	—	164	—	64	—	64	—
Total derivative assets	185	—	185	—	116	—	116	—
Insurance contracts(c)	1,073	—	1,073	—	999	—	999	—
Total other noncurrent assets	1,258	—	1,258	—	1,115	—	1,115	—
Total assets	$11,191	$551	$10,640	$—	$13,953	$642	$13,311	$—

Financial liabilities:
Other current liabilities
Derivative liabilities:
Interest rate contracts	$9	$—	$9	$—	$16	$—	$16	$—
Foreign exchange contracts	225	—	225	—	412	—	412	—
Contingent consideration liabilities(d)	96	—	—	96	95	—	—	95
Total other current liabilities	330	—	234	96	523	—	428	95
Other noncurrent liabilities
Derivative liabilities:
Interest rate contracts	277	—	277	—	215	—	215	—
Foreign exchange contracts	770	—	770	—	815	—	815	—
Contingent consideration liabilities(d)	2,163	—	—	2,163	1,695	—	—	1,695
Total other noncurrent liabilities	3,211	—	1,048	2,163	2,725	—	1,030	1,695
Total liabilities	$3,541	$—	$1,281	$2,259	$3,248	$—	$1,458	$1,790
(a)Includes money market funds primarily invested in U.S. Treasury and government debt.
(b)Long-term equity securities of $120 million as of June 28, 2026 and $146 million as of December 31, 2025 were held in restricted trusts for U.S. non-qualified employee benefit plans.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following provides the changes in our contingent consideration liabilities valued using significant unobservable inputs:
	Six Months Ended
(MILLIONS)	June 28, 2026	June 29, 2025
Fair value, beginning	$1,790	$517
Changes in estimated fair value(a)	550	42
Additions	—	—
Settlements and other	(81)	(51)
Transfer into/(out of) Level 3	—	—
Fair value, ending	$2,259	$508
(a)Reported in Other (income)/deductions––net. See Note 4. The amount in the first six months of 2026 is primarily related to our acquisition of Metsera.
Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis––The carrying value of Long-term debt, excluding the current portion, was $60 billion as of June 28, 2026 and $62 billion as of December 31, 2025. The estimated fair value of such debt, using a market approach and Level 2 inputs, was $58 billion as of June 28, 2026 and $60 billion as of December 31, 2025.
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities, long-term receivables and short-term borrowings not measured at fair value on a recurring basis were not significant as of June 28, 2026 and December 31, 2025. The fair value measurements of our held-to-maturity debt securities and short-term borrowings are based on Level 2 inputs. The fair value measurements of our long-term receivables and private equity securities are based on Level 3 inputs.
B. Investments
Total Short-Term and Long-Term Investments

The following summarizes our investments by classification type:
(MILLIONS)	June 28, 2026	December 31, 2025
Short-term investments
Equity securities with readily determinable fair values	$1,630	$2,596
Available-for-sale debt securities	7,281	9,183
Held-to-maturity debt securities	1,811	675
Total Short-term investments	$10,723	$12,454

Long-term investments
Equity securities with readily determinable fair values(a)	$551	$642
Available-for-sale debt securities	—	1
Held-to-maturity debt securities	49	48
Private equity securities at cost(a)	718	696
Equity-method investments	241	235
Total Long-term investments	$1,559	$1,621
(a)Represent investments in the life sciences sector.
Debt Securities

Our investment portfolio consists of investment-grade debt securities issued across diverse governments, corporate and financial institutions:
	June 28, 2026							December 31, 2025
		Gross Unrealized			Maturities (in Years)				Gross Unrealized
(MILLIONS)	Amortized Cost	Gains	Losses	Fair Value	Within 1	Over 1 to 5	Over 5	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Government and agency––non-U.S.	$3,997	$4	$(12)	$3,989	$3,989	$—	$—	$4,890	$3	$(34)	$4,859
Government and agency––U.S.	1,909	—	—	1,909	1,909	—	—	3,030	—	—	3,030
Corporate and other	1,383	1	—	1,384	1,384	—	—	1,295	—	(1)	1,294
Held-to-maturity debt securities
Corporate, time deposits and other	865	—	—	865	817	9	39	487	—	—	487
Government and agency––non-U.S.	996	—	—	996	994	—	1	236	—	—	236
Total debt securities	$9,150	$5	$(13)	$9,142	$9,093	$9	$40	$9,938	$3	$(35)	$9,906

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
Equity Securities

The following presents the calculation of the portion of unrealized (gains)/losses that relates to equity securities, excluding equity-method investments, held at the reporting date:
	Three Months Ended		Six Months Ended
(MILLIONS)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net (gains)/losses recognized during the period on equity securities(a)	$37	$(75)	$46	$295
Less: Net (gains)/losses recognized during the period on equity securities sold during the period	(16)	(10)	(22)	(934)
Net unrealized (gains)/losses during the reporting period on equity securities still held at the reporting date	$53	$(65)	$68	$1,230
(a)Reported in Other (income)/deductions––net. See Note 4.
Included in net unrealized (gains)/losses are observable price changes on equity securities without readily determinable fair values. As of June 28, 2026, there were cumulative impairments and downward adjustments of $469 million and upward adjustments of $225 million. Impairments, downward and upward adjustments were not material to our operations in the second quarters and first six months of 2026 and 2025.
C. Short-Term Borrowings

Short-term borrowings include:
(MILLIONS)	June 28, 2026	December 31, 2025
Current portion of long-term debt, principal amount	$2,607	$3,000
Other short-term borrowings, principal amount(a)	94	157
Total short-term borrowings, principal amount	2,701	3,157
Net unamortized discounts, premiums and debt issuance costs	(2)	(3)
Total Short-term borrowings, including current portion of long-term debt, carried at historical proceeds, as adjusted	$2,699	$3,154
(a)Primarily includes cash collateral. See Note 7F.
D. Long-Term Debt

The following summarizes the aggregate principal amount of our senior unsecured long-term debt, and adjustments to report our aggregate long-term debt:
(MILLIONS)	June 28, 2026	December 31, 2025
Total long-term debt, principal amount	$60,265	$61,293
Net fair value adjustments related to hedging and purchase accounting	695	834
Net unamortized discounts, premiums and debt issuance costs	(465)	(486)
Total long-term debt, carried at historical proceeds, as adjusted	$60,495	$61,641
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

The following summarizes the fair value of the derivative financial instruments and notional amounts:
	June 28, 2026			December 31, 2025
		Fair Value			Fair Value
(MILLIONS)	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$24,077	$488	$845	$22,984	$325	$1,066
Interest rate contracts	9,245	26	286	6,750	52	230
		515	1,132		377	1,296
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$15,709	142	150	$22,777	155	162
Total		$656	$1,281		$532	$1,458
(a)The notional amount of outstanding foreign exchange contracts hedging our intercompany forecasted inventory sales was $4.9 billion as of June 28, 2026 and $5.0 billion as of December 31, 2025.

The following summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk exposures:
	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Three Months Ended
(MILLIONS)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Interest rate contracts	$—	$—	$—	$—	$—	$(1)
Foreign exchange contracts(b)	—	—	109	(289)	(1)	92
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	12	17	12	16
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	(11)	72	—	—	—	—
Hedged item	8	(73)	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	170	(924)	—	—
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	7	74	59	52
Non-Derivative Financial Instruments in Net Investment Hedge Relationships(d):
Foreign currency short-term borrowings	—	—	7	—	—	—
Foreign currency long-term debt	—	—	—	(70)	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	(31)	118	—	—	—	—
	$(33)	$118	$305	$(1,193)	$71	$158

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Six Months Ended
(MILLIONS)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Interest rate contracts	$—	$—	$—	$—	$—	$—
Foreign exchange contracts(b)	—	—	61	(427)	(22)	387
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	24	32	24	32
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	(96)	215	—	—	—	—
Hedged item	93	(215)	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	410	(1,361)	—	—
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	54	148	113	93
Non-Derivative Financial Instruments in Net Investment Hedge Relationships(d):
Foreign currency short-term borrowings	—	—	25	—	—	—
Foreign currency long-term debt	—	—	(2)	(101)	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	(44)	88	—	—	—	—
	$(46)	$88	$572	$(1,709)	$115	$512
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
(b)The amounts reclassified from OCI into COS were:
•a net loss of $6 million in the second quarter of 2026;
•a net loss of $20 million in the first six months of 2026;
•a net gain of $30 million in the second quarter of 2025; and
•a net gain of $93 million in the first six months of 2025.
The remaining amounts were reclassified from OCI into OID. Based on quarter-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax gain of $72 million within the next 12 months into income. The maximum length of time over which we are hedging our exposure to the variability in future foreign exchange cash flows is approximately 17 years and relates to foreign currency debt.
(c)The amounts reclassified from OCI were reclassified into OID.
(d)Long-term debt includes foreign currency borrowings, which are used in net investment hedges; the related carrying values as of June 28, 2026 and December 31, 2025 were $856 million and $879 million, respectively.

The following summarizes cumulative basis adjustments to our long-term debt in fair value hedges:
	June 28, 2026			December 31, 2025
		Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount			Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount
(MILLIONS)	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships
Long-term debt	$8,688	$(256)	$785	$7,110	$(163)	$821
(a)Carrying amounts exclude the cumulative amount of fair value hedging adjustments.
F. Credit Risk
A significant portion of our trade accounts receivable balances are due from wholesalers. For additional information on our trade accounts receivables with significant customers, see Note 17C in our 2025 Form 10-K.
As of June 28, 2026, the largest investment exposures in our portfolio consisted primarily of U.S. government money market funds, as well as sovereign debt instruments issued by the U.S., the U.K., Germany, and Japan.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

With respect to our derivative financial instrument agreements with financial institutions, we do not expect to incur a significant loss from failure of any counterparty. Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements with credit-support annexes that contain zero threshold provisions requiring collateral to be exchanged daily depending on levels of exposure. As a result, there are no significant concentrations of credit risk with any individual financial institution. As of June 28, 2026, the aggregate fair value of these derivative financial instruments that are in a net payable position was $880 million, for which we have posted collateral of $935 million with a corresponding amount reported in Short-term investments. As of June 28, 2026, the aggregate fair value of our derivative financial instruments that are in a net receivable position was $109 million, for which we have received collateral of $90 million with a corresponding amount reported in Short-term borrowings, including current portion of long-term debt.
Note 8. Other Financial Information
A. Inventories

The following summarizes the components of Inventories:
(MILLIONS)	June 28, 2026	December 31, 2025
Finished goods	$3,887	$4,113
Work-in-process	5,160	5,634
Raw materials and supplies	898	907
Inventories	$9,945	$10,654
Noncurrent inventories not included above(a)	$2,419	$2,370
(a)Included in Other noncurrent assets. Based on our current estimates and assumptions, there are no recoverability issues for these amounts.
B. Supplier Finance Program Obligation
We maintain voluntary supply chain finance agreements with several participating financial institutions. Under these agreements, participating suppliers may voluntarily elect to sell their accounts receivable with Pfizer to these financial institutions. As of June 28, 2026 and December 31, 2025, respectively, $545 million and $574 million of our trade payables to suppliers who participate in these financing arrangements were outstanding.
Note 9. Identifiable Intangible Assets, Net and Goodwill
A. Identifiable Intangible Assets

The following summarizes the components of Identifiable intangible assets:
	June 28, 2026			December 31, 2025
(MILLIONS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, Net
Finite-lived intangible assets
Developed technology rights(a)	$100,799	$(72,512)	$28,287	$100,630	$(70,172)	$30,458
Brands	1,035	(1,035)	—	1,035	(1,035)	—
Licensing agreements and other	2,364	(1,378)	986	2,341	(1,289)	1,052
	104,198	(74,925)	29,273	104,006	(72,496)	31,510
Indefinite-lived intangible assets
IPR&D(a)	17,320		17,320	21,760		21,760
Licensing agreements and other	460		460	460		460
	17,780		17,780	22,221		22,221
Identifiable intangible assets	$121,978	$(74,925)	$47,053	$126,227	$(72,496)	$53,731
(a)The gross carrying amounts as of June 28, 2026 reflect impairments of $3.8 billion in IPR&D assets and $525 million in developed technology rights (see Note 4). The gross carrying amounts also reflect a transfer of $580 million from IPR&D to developed technology rights for Tukysa (tucatinib).
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Pension and Postretirement Benefit Plans

The following summarizes the components of net periodic benefit cost/(credit):
	Pension Plans
	U.S.		International		Postretirement Plans
	Three Months Ended
(MILLIONS)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Service cost	$—	$—	$24	$26	$4	$4
Interest cost	126	133	75	72	7	6
Expected return on plan assets	(186)	(184)	(82)	(81)	(16)	(14)
Amortization of prior service cost/(credit)	—	—	1	1	(7)	(25)
Actuarial (gains)/losses	4	—	—	—	—	—
Curtailments	—	—	(6)	—	(2)	(9)
Special termination benefits	—	—	4	—	—	—
Net periodic benefit cost/(credit) reported in income	$(56)	$(51)	$16	$18	$(14)	$(38)

	Pension Plans
	U.S.		International		Postretirement Plans
	Six Months Ended
(MILLIONS)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Service cost	$—	$—	$49	$50	$8	$8
Interest cost	253	265	149	143	14	13
Expected return on plan assets	(374)	(368)	(164)	(161)	(31)	(28)
Amortization of prior service cost/(credit)	—	—	2	2	(16)	(57)
Actuarial (gains)/losses	4	—	8	—	—	—
Curtailments	—	—	(3)	(9)	(7)	(59)
Special termination benefits	—	—	9	—	—	—
Net periodic benefit cost/(credit) reported in income	$(116)	$(102)	$50	$26	$(32)	$(123)
The components of net periodic benefit cost/(credit) other than the service cost component are primarily included in Other (income)/deductions––net (see Note 4).
For the six months ended June 28, 2026, we contributed $84 million to our U.S. Pension Plans and $100 million to our International Pension Plans from our general assets, which include direct employer benefit payments.
Note 11. Earnings/(Loss) Per Common Share Attributable to Pfizer Inc. Common Shareholders

The following presents the detailed calculation of EPS/(LPS):
	Three Months Ended		Six Months Ended
(MILLIONS)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
EPS/(LPS) Numerator
Income/(loss) from continuing operations attributable to Pfizer Inc. common shareholders	$(256)	$2,885	$2,444	$5,852
Discontinued operations––net of tax	8	25	(5)	25
Net income/(loss) attributable to Pfizer Inc. common shareholders	$(248)	$2,910	$2,440	$5,877
EPS/(LPS) Denominator
Weighted-average number of common shares outstanding––Basic	5,699	5,685	5,695	5,680
Common-share equivalents(a)	—	21	38	28
Weighted-average number of common shares outstanding––Diluted	5,699	5,706	5,733	5,708
Anti-dilutive common stock equivalents(b)	45	8	11	12
(a)For the three months ended June 28, 2026, due to the net loss attributable to Pfizer Inc. common shareholders, weighted average common-share equivalents of 35 million shares were not included in the computation of diluted LPS because their inclusion would have had an anti-dilutive effect.
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
A1. Legal Proceedings––Patent Litigation
We are involved in suits relating to our patents (or those of our collaboration/licensing partners to which we have licenses or co-promotion rights), including but not limited to, those discussed below. We face claims by generic drug manufacturers that

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

patents covering our products (or those of our collaboration/licensing partners to which we have licenses or co-promotion rights and to which we may or may not be a party), processes or dosage forms are invalid and/or do not cover the product of the generic drug manufacturer. Also, counterclaims, as well as various independent actions, have been filed alleging that our assertions of, or attempts to enforce, patent rights with respect to certain products constitute unfair competition and/or violations of antitrust laws. In addition to the challenges to the U.S. patents that are discussed below, patent rights to certain of our products or those of our collaboration/licensing partners are being challenged in various other jurisdictions. Some of our collaboration or licensing partners face challenges to the validity of their patent rights in non-U.S. jurisdictions. For example, BMS is facing patent challenges relating to Eliquis in certain ex-U.S. jurisdictions. Adverse decisions in these matters could have a material adverse effect on our results of operations. We are also party to patent damages suits in various jurisdictions pursuant to which generic drug manufacturers, payors, governments or other parties are seeking damages from us for allegedly causing delay of generic entry.
We also are often involved in (or may be impacted by) other proceedings, such as inter partes review, post-grant review, re-examination or opposition proceedings, before the U.S. Patent and Trademark Office, the European Patent Office, or other foreign counterparts, as well as court proceedings relating to our intellectual property or the intellectual property rights of others, including challenges to such rights initiated by us. Also, if one of our patents or one of our exclusivity rights (or one of our collaboration/licensing partner’s patents/rights) is found to be invalid by such proceedings, generic or competitive products could be introduced into the market resulting in the erosion of sales of our existing products. For example, in April 2026, Teva GmbH brought suit against the EMA seeking to annul the EMA’s decision refusing to validate Teva’s marketing authorisation application for a generic tafamidis product, which suit is ongoing.
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
Actions In Which We Are The Plaintiff
Vyndaqel-Vyndamax (tafamidis/tafamidis meglumine)
Beginning in 2023, several generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of tafamidis capsules (61 mg) or tafamidis meglumine capsules (20 mg), challenging some or all of the patents listed in the FDA’s Orange Book for Vyndamax (tafamidis) and Vyndaqel (tafamidis meglumine). Scripps Research Institute (Scripps) owns the composition of matter patent and the method of treatment patents covering the products, and Pfizer is the exclusive licensee. Pfizer separately owns the crystalline form patent. Beginning in 2023, we and Scripps brought patent infringement actions against the generic filers in the U.S. District Court for the District of Delaware, asserting the validity and infringement of the patents in suit. In May 2026, we settled patent litigations relating to Vyndamax and Vyndaqel with all generic filers except Apotex Corp. For additional information, see A5. Legal Proceedings––Matters Resolved During the First Six Months of 2026. The patent infringement action involving Apotex Corp. relating to Vyndamax is ongoing in the U.S. District Court for the District of Delaware.
Oxbryta (voxelotor)
In 2024, Zydus Pharmaceuticals (USA) Inc., Zydus Lifesciences Limited, and Zydus Worldwide DMCC (collectively, Zydus) and MSN Pharmaceuticals Inc. and MSN Laboratories Private Ltd. (collectively, MSN) separately notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of voxelotor tablets, challenging some of the patents listed in the FDA’s Orange Book for Oxbryta (voxelotor tablets in 300 mg and 500 mg strengths and/or for oral suspension) on non-infringement grounds. In 2024, we filed patent infringement actions against both generic filers in the U.S. District Court for the District of Delaware, asserting the validity and infringement of the challenged patents. Zydus and MSN have not challenged our composition of matter patents or method of treatment patents for Oxbryta. On July 31, 2026, Pfizer notified the FDA that it is voluntarily withdrawing the NDAs for Oxbryta.
Nurtec (rimegepant)
Beginning in 2024, several generic manufacturers notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of rimegepant orally disintegrating tablets, claiming noninfringement and/or challenging the validity of some or all of the patents listed in the FDA’s Orange Book for Nurtec (rimegepant orally disintegrating tablets Eq 75 mg base). In May 2024, we filed patent infringement actions against all of the generic filers in the U.S. District Court for the District of Delaware.
Xtandi (enzalutamide)
Beginning in 2024, several generic companies notified us and Astellas that they had filed ANDAs with the FDA seeking approval to market generic versions of Xtandi, challenging some or all of the patents listed in the FDA’s Orange Book for

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Xtandi. Beginning in 2024, we and Astellas brought patent infringement actions against the generic filers in the U.S. District Court for the District of New Jersey, asserting the validity and infringement of the patents in suit.
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
In 2022, ModernaTX, Inc. (ModernaTX) and Moderna US, Inc. (Moderna) sued several Pfizer and BioNTech entities in the U.S. District Court for the District of Massachusetts, alleging that Comirnaty infringes three U.S. patents and seeking monetary damages. ModernaTX is seeking damages for alleged infringement occurring after March 7, 2022. In 2024, the case was stayed pending the outcome of separate inter partes review actions brought at the U.S. Patent Office (USPTO) seeking to invalidate two of the asserted Moderna patents. In March 2025, the USPTO found the two Moderna patents invalid.
In 2022, ModernaTX filed a patent infringement action in Germany against several Pfizer and BioNTech entities, alleging that Comirnaty infringes two European patents. In March 2025, the German Court found the asserted patents infringed; no decision on invalidity was rendered. In 2022, ModernaTX filed patent infringement actions in the U.K. and the Netherlands against several Pfizer and BioNTech entities, on the same two European patents. ModernaTX is seeking damages for alleged infringement occurring after March 7, 2022. In 2024, the U.K. Court revoked one of the two patents, while upholding the other as valid and infringed. Separately, the European Patent Office (EPO) revoked the same patent and upheld the same patent as the U.K. Court. ModernaTX has also filed additional patent infringement actions against Pfizer and BioNTech in certain other ex-U.S. jurisdictions.
In 2023, Arbutus Biopharma Corporation (Arbutus) and Genevant Sciences GmbH (Genevant) filed a complaint in the U.S. District Court for the District of New Jersey against Pfizer and BioNTech entities alleging that Comirnaty and its manufacture infringe five U.S. patents, and seeking unspecified monetary damages. Additional patent infringement actions between Genevant/Arbutus and Pfizer/BioNTech are ongoing in certain other ex-U.S. jurisdictions.
In April 2024, GlaxoSmithKline Biologicals SA and GlaxoSmithKline LLC (collectively, GSK Group) sued several Pfizer and BioNTech entities in the U.S. District Court for the District of Delaware, alleging that Comirnaty infringes five U.S. patents and seeking unspecified monetary damages. In August 2024, GSK Group added three additional U.S. patents to the case. In July 2025, GSK Group sued several Pfizer and BioNTech entities in both Ireland and the Unified Patent Court, alleging that Comirnaty infringes three European patents. In September 2025, Pfizer and BioNTech filed a revocation action in the U.K. with respect to the three patents asserted in the Irish and United Patent Court cases.
In January 2025, Promosome LLC filed a complaint in the Unified Patent Court, Local Division Munich, against several Pfizer and BioNTech entities, alleging that Comirnaty infringes a European patent that is in force only in France, Germany and Sweden, and seeking unspecified monetary damages in connection with the manufacture and sale of Comirnaty in France, Germany and Sweden. In July 2026, the Court issued a decision finding the Promosome LLC patent not infringed and invalid.
In January 2026, Bayer Cropscience LLC, Monsanto Company and Monsanto Technology, LLC filed a complaint in the U.S. District Court for the District of Delaware against Pfizer and BioNTech, BioNTech Manufacturing GmbH and BioNTech US Inc, alleging that Comirnaty infringes one U.S. patent and seeking unspecified monetary damages.
In July 2026, Translate Bio, Inc., Translate Bio MA, Inc., Sanofi Vaccines US Inc., and VaxServe, Inc. (collectively, Sanofi) filed a complaint in the U.S. District Court for the District of New Jersey against Pfizer and Pharmacia & Upjohn Co. LLC, alleging that Comirnaty infringes eight U.S. patents and seeking unspecified monetary damages.
Paxlovid
In 2022, Enanta Pharmaceuticals, Inc. (Enanta) filed a complaint in the U.S. District Court for the District of Massachusetts against Pfizer alleging that the active ingredient in Paxlovid, nirmatrelvir, infringes a U.S. patent issued in 2022, and seeking unspecified monetary damages. In 2024, the District Court issued an order granting Pfizer’s motion for summary judgment, finding Enanta’s patent invalid. In June 2026, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s decision.
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
In addition, Pfizer has received service of Canadian class action complaints naming Pfizer and other defendants, and seeking compensatory and punitive damages for personal injury and economic loss, allegedly arising from the defendants’ sale of Zantac in Canada.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

courts in which the plaintiff alleges use of a Pfizer product. The remaining unresolved state court cases continue in various state courts.
Chantix
Beginning in August 2021, a number of putative class actions have been filed against Pfizer in various U.S. federal courts following Pfizer’s voluntary recall of Chantix due to the presence of a nitrosamine, N-nitroso-varenicline. Plaintiffs assert that they suffered economic harm purportedly as a result of purchasing Chantix or generic varenicline medicines sold by Pfizer. Plaintiffs seek to represent nationwide and state-specific classes and seek various remedies, including damages and medical monitoring. In December 2022, the federal actions were transferred for coordinated pre-trial proceedings to an MDL in the U.S. District Court for the Southern District of New York. In March 2026, the parties reached an agreement in principle to resolve the litigation on terms not material to Pfizer. The agreement is subject to final court approval.
Depo-Provera
A number of lawsuits have been filed against Pfizer and certain subsidiaries in various federal and state courts alleging that plaintiffs who used the injectable version of Depo-Provera (active ingredient medroxyprogesterone acetate, or MPA) for contraception developed meningioma. Some cases also name other defendants, including the manufacturers of generic versions of injectable MPA for contraception. Plaintiffs assert claims against Pfizer relating to both Depo-Provera and generic MPA products, and seek compensatory and punitive damages. In February 2025, the federal cases were transferred for coordinated pre-trial proceedings to an MDL in the U.S. District Court for the Northern District of Florida. In June 2026, we reached an agreement-in-principle with plaintiff leadership in the Depo-Provera MDL that we expect to resolve a substantial majority of the pending MDL cases on terms that are not material to the Company’s liquidity or financial condition. Also, in 2025, coordinated proceedings were established in several U.S. state jurisdictions, including California, Connecticut, Delaware, and New York.
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
A5. Legal Proceedings––Matters Resolved During the First Six Months of 2026
During the first six months of 2026, certain matters, including the matter discussed below, were resolved or became the subject of definitive settlement agreements or settlement agreements-in-principle.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Vyndaqel-Vyndamax (tafamidis/tafamidis meglumine)
Beginning in June 2023, several generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of tafamidis capsules (61 mg) or tafamidis meglumine capsules (20 mg), challenging some or all of the patents listed in the FDA’s Orange Book for Vyndamax (tafamidis) and Vyndaqel (tafamidis meglumine). Scripps Research Institute (Scripps) owns the composition of matter patent and the method of treatment patents covering the products, and Pfizer is the exclusive licensee. Pfizer separately owns the crystalline form patent. Beginning in August 2023, we and Scripps brought patent infringement actions against the generic filers in the U.S. District Court for the District of Delaware, asserting the validity and infringement of the patents in suit. Pfizer was the sole plaintiff in actions that assert only the infringement and validity of the crystalline form patent. In March 2026, we settled the case involving Vyndaqel on terms not material to the Company. In April 2026, we settled three cases involving Vyndamax. Under the terms of the settlements, the generic companies will be permitted to launch generic versions of Vyndamax capsules on June 1, 2031, subject to the outcome of other litigation relating to Vyndamax.
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 28, 2026, the estimated fair value of these indemnification obligations is not material to Pfizer.
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
See Note 7D in our 2025 Form 10-K for information on Pfizer Inc.’s guarantee of the debt issued by Pfizer Netherlands International Finance B.V. (a wholly-owned finance subsidiary of Pfizer) in May 2025 and the debt issued by Pfizer Investment Enterprises Pte. Ltd. (a wholly-owned finance subsidiary of Pfizer) in May 2023. We have also guaranteed the long-term debt of certain subsidiaries of Pfizer and certain companies that we acquired and that now are subsidiaries of Pfizer.
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
Other Business Activities and Reconciling Items––Other business activities include the operating results of PC1, as well as certain pre-tax costs not allocated to our operating segment results, such as costs associated with corporate enabling functions and other corporate costs. Reconciling items include the following items, transactions and events that are not allocated to our operating segments: (i) all amortization of intangible assets; (ii) acquisition-related items; and (iii) certain significant items, representing substantive and/or unusual, and in some cases recurring, items that are evaluated on an individual basis by management and that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis.
Segment Assets––We manage our assets on a total company basis, not by operating segment, as our operating assets are shared or commingled. Therefore, our CODM does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were $201 billion as of June 28, 2026 and $208 billion as of December 31, 2025.
Selected Statement of Operations Information

The following provides selected information by reportable segment:
	Three Months Ended
	Total Revenues		Earnings(a)		Depreciation and Amortization(b)
(MILLIONS)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Reportable Segment:
Biopharma(c)	$14,661	$14,305	$6,887	$6,891	$324	$339
Other business activities(d)	373	348	(1,708)	(1,762)	105	73
Reconciling Items:
Amortization of intangible assets			(1,185)	(1,211)	1,185	1,211
Acquisition-related items			(669)	(338)	(2)	(2)
Certain significant items(e)			(3,978)	(537)	10	3
	$15,034	$14,653	$(653)	$3,044	$1,622	$1,625

	Six Months Ended
	Total Revenues		Earnings(a)		Depreciation and Amortization(b)
(MILLIONS)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Reportable Segment:
Biopharma(c)	$28,822	$27,746	$13,725	$13,960	$672	$671
Other business activities(d)	662	622	(3,376)	(3,146)	183	147
Reconciling Items:
Amortization of intangible assets			(2,368)	(2,421)	2,368	2,421
Acquisition-related items			(1,173)	(620)	(2)	(3)
Certain significant items(e)			(4,291)	(1,944)	14	7
	$29,484	$28,367	$2,517	$5,828	$3,235	$3,243
(a)Income/(loss) from continuing operations before provision/(benefit) for taxes on income/(loss). Effective in the third quarter of 2025, certain expenses for corporate affairs, which were previously reported in the operating results of corporate enabling functions, are reported in the operating results of our Biopharma reportable segment. In connection with this reporting change, we reclassified Selling, informational and administrative expenses of approximately $38 million in the second quarter of 2025 and $74 million in the first six months of 2025 from Other business activities to Biopharma to conform to the current period presentation.
(b)Certain production facilities are shared. Depreciation is allocated based on estimates of physical production.
(c)Biopharma’s earnings include dividend income from our previous investment in ViiV of $98 million in the second quarter of 2026 and $73 million in the second quarter of 2025, and $180 million in the first six months of 2026 and $111 million in the first six months of 2025 recorded in Other (income)/deductions––net. Biopharma’s earnings in the first six months of 2025 also reflected a credit to Cost of Sales representing a favorable revision of our estimate of accrued royalties.
(d)Other business activities include revenues and costs associated with PC1 and our former operating segment, Pfizer Ignite, as well as costs that we do not allocate to our operating segments, per above.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(e)Earnings in the second quarter and the first six months of 2026 include~~s~~, among other things, (i) certain asset impairments of $4.3 billion recognized in the second quarter of 2026 and (ii) charges for certain legal matters of $842 million and $1.0 billion for the second quarter and the first six months of 2026, respectively, partially offset by (iii) a net gain of $1.870 billion from the sale of our previous investment in ViiV recognized in the second quarter of 2026 (items (i) through (iii) recorded in Other (income)/deductions––net) and (iv) restructuring charges/(credits), inventory write-offs, implementation costs and additional depreciation—asset restructuring of $591 million and $717 million for the second quarter and the first six months of 2026, respectively (primarily recorded in Restructuring charges and certain acquisition-related costs). Earnings in the first six months of 2025 included, among other items, (i) restructuring charges/(credits) and implementation costs and additional depreciation—asset restructuring of $670 million (primarily recorded in Restructuring charges and certain acquisition-related costs) and (ii) charges for certain legal matters of $564 million recorded in Other (income)/deductions––net. See Notes 3 and 4.

The following provides Biopharma reportable segment information regularly provided to the CODM:
	Three Months Ended		Six Months Ended
(MILLIONS)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Biopharma reportable segment:
Biopharma total revenues	$14,661	$14,305	$28,822	$27,746
Less:
Cost of sales	3,188	3,075	6,222	5,389
Selling, informational and administrative expenses	2,344	2,343	4,475	4,529
Research and development expenses	2,376	2,109	4,513	4,050
Acquired in-process research and development expenses	16	2	153	11
Other (income)/deductions––net	(151)	(115)	(267)	(193)
Biopharma earnings	$6,887	$6,891	$13,725	$13,960
B. Geographic Information

The following summarizes revenues by geographic area:
	Three Months Ended		Six Months Ended
(MILLIONS)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
United States	$8,857	$8,894	$17,588	$17,268
International:
Developed Markets	3,743	3,393	7,169	6,571
Emerging Markets	2,434	2,366	4,727	4,529
Total revenues	$15,034	$14,653	$29,484	$28,367
C. Other Revenue Information
Significant Revenues by Product
The following provides additional revenue information for several of our major products:

(MILLIONS)		Three Months Ended		Six Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
TOTAL REVENUES		$15,034	$14,653	$29,484	$28,367
GLOBAL BIOPHARMACEUTICALS BUSINESS (BIOPHARMA)(a)		$14,661	$14,305	$28,822	$27,746
Primary Care		$5,503	$5,535	$11,046	$11,226
Eliquis(b)	Nonvalvular atrial fibrillation, deep vein thrombosis, pulmonary embolism	2,425	2,003	4,591	3,926
Prevnar family	Active immunization to prevent pneumonia, invasive disease and otitis media caused by Streptococcus pneumoniae	1,337	1,383	3,027	3,043
Nurtec ODT/Vydura	Acute treatment of migraine and prevention of episodic migraine	421	359	774	607
Comirnaty	Active immunization to prevent COVID-19	261	381	493	945
Abrysvo	Active immunization to prevent RSV infection	208	143	388	274
FSME-IMMUN/TicoVac	Active immunization to prevent tick-borne encephalitis disease	132	109	213	172
Paxlovid	COVID-19 in certain high-risk patients	21	427	207	918
All other Primary Care	Various	699	731	1,353	1,340
Oncology		$4,165	$4,034	$7,991	$7,528
Ibrance	HR-positive/HER2-negative metastatic breast cancer and first-line maintenance treatment for adults with HR+, HER2+ locally advanced or metastatic breast cancer	1,058	1,049	2,066	2,026
Padcev	Locally advanced or metastatic urothelial cancer and cisplatin-ineligible/decline MIBC	667	542	1,258	967
Xtandi(c)	mCRPC, nmCRPC, mCSPC, nmCSPC	534	566	978	1,023
Lorbrena	ALK-positive metastatic NSCLC	354	251	659	473

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(MILLIONS)		Three Months Ended		Six Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Inlyta	Advanced renal cell carcinoma	218	243	433	462
Braftovi/Mektovi	Metastatic melanoma in patients with a BRAFV600E/K mutation and for metastatic NSCLC in patients with a BRAFV600E mutation; and, for Braftovi for the treatment of BRAFV600E-mutant mCRC, in combination with Erbitux® (cetuximab)(d) (after prior therapy) or cetuximab and fluorouracil-based chemotherapy	223	182	398	317
Adcetris(e)	Certain lymphomas including classical Hodgkin lymphoma, T-cell lymphoma and relapsed/refractory diffuse large B-cell lymphoma	196	255	386	472
Tukysa	Unresectable or metastatic HER2-positive breast cancer; RAS wild-type, HER2-positive unresectable or metastatic colorectal cancer	138	132	259	234
Orgovyx(f)	Advanced prostate cancer	146	97	255	173
Bosulif	Philadelphia chromosome–positive chronic myelogenous leukemia	113	149	242	300
Elrexfio	Relapsed or refractory multiple myeloma	89	85	169	145
Talzenna	Treatment of BRCA gene-mutated, HER2-negative, inoperable or recurrent breast cancer; and, in combination with Xtandi (enzalutamide), of adult patients with HRR gene-mutated mCRPC	57	46	107	86
Tivdak	Recurrent or mCC with disease progression on or after chemotherapy	34	46	67	79
All other Oncology	Various	338	394	713	771
Specialty Care		$3,353	$3,089	$6,292	$5,705
Vyndaqel family	ATTR-CM and polyneuropathy	1,762	1,615	3,364	3,101
Xeljanz	RA, PsA, UC, active polyarticular course juvenile idiopathic arthritis, ankylosing spondylitis	251	322	431	450
Zavicefta (Outside the U.S. and Canada)	Bacterial infections	199	163	350	299
Enbrel (Outside the U.S. and Canada)	RA, juvenile idiopathic arthritis, PsA, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	142	154	280	294
Octagam	Primary humoral immunodeficiency, chronic immune thrombocytopenic purpura in adults, and dermatomyositis in adults	138	96	260	184
Cresemba	Invasive aspergillosis and mucormycosis	106	111	194	184
Genotropin	Replacement of human growth hormone	94	106	187	201
Cibinqo	Atopic dermatitis	94	69	171	127
All other Specialty Care	Various	566	453	1,056	866
Hospital and Biosimilars(a)		$1,640	$1,647	$3,494	$3,286
Oncology biosimilars(g)	Various	359	353	768	617
Inflectra	Crohn’s disease, pediatric Crohn’s disease, UC, pediatric UC, RA in combination with methotrexate, ankylosing spondylitis, PsA and plaque psoriasis	171	139	353	291
Sulperazon (Outside the U.S. and Canada)	Bacterial infections	116	166	315	330
Zithromax	Bacterial infections	42	56	154	213
All other Hospital and Biosimilars	Various	952	934	1,905	1,835
PFIZER CENTREONE(h)		$373	$348	$662	$622

BIOPHARMA(a)		$14,661	$14,305	$28,822	$27,746
PFIZER U.S. COMMERCIAL DIVISION		7,956	8,011	15,642	15,583
PFIZER INTERNATIONAL COMMERCIAL DIVISION		5,544	5,178	10,777	10,027
GLOBAL HOSPITAL AND BIOSIMILARS DIVISION(i)		1,161	1,116	2,403	2,136

Total Alliance revenues included above		$2,697	$2,273	$5,036	$4,386
Total Royalty revenues included above		$474	$426	$870	$734
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
(b)Reflects alliance revenues and product revenues.
(c)Primarily reflects alliance revenues and royalty revenues.
(d)Erbitux® is a registered trademark of ImClone LLC.
(e)Reflects product revenues and royalty revenues.
(f)Reflects alliance revenues.
(g)Biosimilars are highly similar versions of approved and authorized biological medicines. Oncology biosimilars primarily include Ruxience, Zirabev, Retacrit, Trazimera and Nivestym.
(h)PC1 includes revenues from our contract manufacturing and our active pharmaceutical ingredient sales operation, as well as revenues related to our manufacturing and supply agreements with legacy Pfizer businesses/partnerships. Also includes revenues associated with the wind-down of our former Pfizer Ignite operating segment, which were not material in all periods presented. We reclassified prior period amounts to conform to the current period presentation.
(i)See Note 13A above.
Remaining Performance Obligations––Contracted revenue expected to be recognized from remaining performance obligations for firm orders in long-term contracts to supply Comirnaty and Paxlovid to our customers totaled approximately $2.0 billion

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and $965 million, respectively, as of June 28, 2026, which includes amounts received in advance and deferred, as well as amounts that will be invoiced as we deliver these products to our customers in future periods. Of these amounts, current contract terms provide for expected delivery of product with contracted revenue primarily from 2026 through 2028, the timing of which may be renegotiated. Remaining performance obligations are based on foreign exchange rates as of the end of our fiscal second quarter of 2026 and exclude arrangements with an original expected contract duration of less than one year. Remaining performance obligations associated with contracts for other products and services were not significant as of June 28, 2026 or December 31, 2025.
Deferred Revenues––Our deferred revenues primarily relate to advance payments received or receivable from various government or government sponsored customers for supply of Paxlovid and Comirnaty. The deferred revenues related to Paxlovid and Comirnaty totaled $1.4 billion as of June 28, 2026, with $521 million and $855 million recorded in current liabilities and noncurrent liabilities, respectively. The deferred revenues related to Paxlovid and Comirnaty totaled $1.5 billion as of December 31, 2025, with $689 million and $826 million recorded in current liabilities and noncurrent liabilities, respectively. The decrease in Paxlovid and Comirnaty deferred revenues during the first six months of 2026 was primarily driven by amounts recognized in Product revenues as we delivered the products to our customers. During the second quarter and the first six months of 2026, we recognized revenue of approximately $75 million and $133 million, respectively, that was included in the balance of Comirnaty and Paxlovid deferred revenues as of December 31, 2025. The Paxlovid and Comirnaty deferred revenues as of June 28, 2026 will be recognized in Product revenues proportionately as we transfer control of the products to our customers and satisfy our performance obligations under the contracts, with the amounts included in current liabilities expected to be recognized in Product revenues within the next 12 months, and the amounts included in noncurrent liabilities expected to be recognized in Product revenues primarily from 2027 through 2028. Deferred revenues associated with contracts for other products were not significant as of June 28, 2026 or December 31, 2025.

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
Restructuring Programs
Realigning Our Cost Base Program––In the third quarter of 2026, we announced $1.0 billion of additional anticipated net cost savings associated with this program driven by further productivity enhancements from technology and simplification efforts across our commercial, R&D and enabling functions. These additional net savings are expected to further reduce costs in SI&A and be realized from 2027 through 2029. We expect one-time costs to achieve the additional savings to be incurred through 2029 and to total approximately $2.0 billion.
Manufacturing Optimization Program––In the third quarter of 2026, we announced the next phase of our multi-year program designed to reduce our cost of goods sold focused on network structure changes, product portfolio enhancements and additional operational efficiencies which is expected to deliver additional anticipated savings of approximately $1.5 billion through 2029, some of which is expected to begin being realized in 2027. The one-time costs to achieve the savings associated with this phase of the program are expected to be approximately $4.0 billion, with approximately 60% of non-cash expenditures. The costs to achieve these savings are expected to be incurred through 2029.
For a description of anticipated savings related to these programs, see the Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives section within MD&A and Note 3 for the anticipated and actual costs of these programs.
Our Business Development Initiatives––We are committed to strategically capitalizing on growth opportunities, primarily by advancing our own product pipeline and maximizing the value of our existing products, but also through various business development activities. For a description of the more significant recent transactions through February 26, 2026, the filing date of our 2025 Form 10-K, see Note 2 in our 2025 Form 10-K. In addition, for a discussion of our acquisition of Metsera in November 2025 and other recent business development initiatives see Note 2, as well as the following:
Collaboration Agreement with Innovent––In May 2026, we entered into a strategic global licensing and collaboration agreement with Innovent, a Chinese biopharmaceutical company, for the research and development of 12 early-stage and de novo cancer medicines. The partnership includes licensing, co-development, and co-commercialization opportunities across a diverse portfolio of antibody-drug conjugates (ADCs) with novel differentiated payloads and multi-specific antibodies. Under the terms of the agreement, Innovent received a $650 million upfront payment and is eligible for up to $9.85 billion in development, regulatory and commercial milestone payments. Additionally, Innovent will receive up to double-digit royalties on sales of each licensed product if approved. For the four programs to be co-developed and co-commercialized by Pfizer and Innovent, the two companies will share the profits in the U.S., the U.K., and the European Union. The transaction closed on July 10, 2026.

Our Second Quarter and First Six Months of 2026 Performance
Total Revenues––Total revenues increased $381 million, or 3%, in the second quarter of 2026 to $15.0 billion from $14.7 billion in the second quarter of 2025, reflecting an operational increase of $164 million, or 1%, as well as a favorable impact of foreign exchange of $217 million, or 1%. The operational increase was driven by an increase in revenues for Eliquis, Padcev, the Vyndaqel family, Lorbrena and several other products across categories, partially offset by a decline in COVID-19 product revenues and several other products across categories. Excluding contributions from Comirnaty and Paxlovid, Total revenues increased 5% operationally.
Total revenues increased $1.1 billion, or 4%, in the first six months of 2026 to $29.5 billion from $28.4 billion in the first six months of 2025, reflecting an operational increase of $469 million, or 2%, as well as a favorable impact of foreign exchange of $648 million, or 2%. The operational increase was driven by an increase in revenues for Eliquis, Padcev, the Vyndaqel family, Lorbrena, Nurtec ODT/Vydura, Oncology biosimilars and several other products across categories, partially offset by a decline in COVID-19 product revenues and several other products across categories. Excluding contributions from Comirnaty and Paxlovid, Total revenues increased 6% operationally.
See the Total Revenues by Geography and Total Revenues––Selected Product Discussion sections within MD&A for more information, including a discussion of key drivers of our revenue performance for certain products.
Income/(Loss) from Continuing Operations Before Provision/(Benefit) for Taxes on Income/(Loss)–– Loss from continuing operations before provision/(benefit) for taxes on income/(loss) in the second quarter of 2026 was $653 million, compared to income of $3.0 billion in the second quarter of 2025, primarily due to (i) charges for intangible asset impairments and certain legal matters (both recorded in Other (income)/deductions––net) and (ii) increases in Restructuring charges and certain acquisition-related costs, Research and development expenses and Cost of sales, partially offset by (iii) a net gain in 2026 from the sale of our previous investment in ViiV (recorded in Other (income)/deductions––net), and (iv) higher revenues.
The decrease in Income from continuing operations before provision/(benefit) for taxes on income of $3.3 billion, to $2.5 billion in the first six months of 2026 from $5.8 billion in the first six months of 2025, was primarily due to (i) charges for intangible asset impairments and certain legal matters, and increases in the fair value of our contingent consideration liabilities (all recorded in Other (income)/deductions––net) and (ii) increases in Cost of sales and Research and development expenses, partially offset by (iii) a net gain in 2026 from the sale of our previous investment in ViiV (recorded in Other (income)/deductions––net), and (iv) higher revenues.
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
Intellectual Property Rights and Collaboration/Licensing Rights––The loss, expiration or invalidation of intellectual property rights, patent litigation settlements and judgments, and the expiration of co-promotion and licensing rights can have a material adverse effect on our revenues. We anticipate a significant reduction of revenue from patent-based or regulatory exclusivity expiries in 2026 through 2030 as several of our in-line products experience these expirations, with the rate of the reduction of revenues from patent-based or regulatory exclusivity expiries expected to significantly accelerate over the next few years. In 2026, we now expect an unfavorable revenue impact from patent-based or regulatory exclusivity expiries of approximately $1.1 billion.
For additional information on patent rights we consider most significant to our business as a whole, including U.S., major Europe and Japan basic product patent expiration years, see the Item 1. Business––Patents and Other Intellectual Property Rights section of our 2025 Form 10-K. For a discussion of recent developments with respect to patent litigation involving certain of our products, see Notes 12A1 and 12A5.
Regulatory Environment/Pricing and Access––Government and Other Payor Group Pressures––Pricing and access pressures from governments globally, as well as private third-party payors in the U.S., continue to impact our global operations. With respect to the U.S., we expect to see continued focus by the U.S. government and states on regulating drug pricing and access to medicine, including but not limited to, international reference pricing, including Most-Favored-Nation (MFN) drug pricing. We continue to monitor and evaluate the implementation of the IRA, including the Medicare Drug Price Negotiation Program (MDPNP) and its government-set Maximum Fair Price (MFP) which became effective for Eliquis on January 1, 2026. Negotiated prices for Ibrance and Xtandi are effective in 2027. While Xeljanz remains a selected drug through 2028, the Centers for Medicare and Medicaid Services has determined that bona fide marketing of a generic version of Xeljanz still exists. Accordingly, no MFP for Xeljanz will be finalized or take effect. The IRA also made significant changes to the Medicare

Part D benefit design (IRA Medicare Part D Redesign), which took effect beginning in 2025. We do not expect a material, incremental impact from the IRA Medicare Part D Redesign in 2026 versus the baseline set in 2025. In addition, changes to the Medicaid Drug Rebate Program or the 340B Program, including legal or legislative developments at the federal or state level with respect to the 340B Program, could have a material impact on our business. See the Item 1. Business––Pricing Pressures and Managed Care Organizations and ––Government Regulation and Price Constraints and the Item 1A. Risk Factors––Pricing and Reimbursement sections, and the Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment section of the MD&A of our 2025 Form 10-K and The Global Economic Environment––Global Trade Environment section below.
Policy/Regulatory Environment––New and potential policy, regulatory or other changes from the U.S. Presidential administration, Congress and states, including, among others, increased, decreased, withdrawn or new regulatory requirements, including changes in requirements for licensure, changes, delays or failure to receive recommendations, reimbursement and regulatory approvals and coverage for our vaccines and medicines, as well as potential impacts on our activities in markets outside of the U.S., could have a material adverse effect on our business, earnings, cash flows, liquidity and financial guidance.
Product Supply––We periodically encounter supply delays, disruptions and shortages, including due to voluntary product recalls and natural or man-made disasters.
We have not seen a significant disruption of our supply chain in the first six months of 2026 and through the date of filing of this Form 10-Q, and all of our manufacturing sites globally have continued to operate at or near normal levels. We continue to monitor potential supply chain impacts from geopolitical and trade developments. We do not anticipate the availability of raw materials to have a significant impact on our operations in 2026, but are monitoring potential supply chain disruptions as a result of ongoing geopolitical and trade negotiations, which could, among other things, impact costs. For information on risks related to product manufacturing, see the Item 1A. Risk Factors––Product Manufacturing, Sales and Marketing Risks section of our 2025 Form 10-K.
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
Global Trade Environment––Issued or future executive orders or other new or changes in laws, regulations or policies regarding tariffs or other trade or foreign policy, could have a material adverse effect on our business, earnings, cash flow, liquidity and financial guidance. While the U.S. Supreme Court’s February 2026 decision related to executive authority to impose tariffs under the International Emergency Economic Powers Act (IEEPA) did not have a material impact on our consolidated financial statements, the regulatory landscape continues to evolve. Specifically, on April 2, 2026, the U.S. Government announced Section 232 tariffs on imported patented pharmaceuticals and their ingredients, up to a 100% duty to address national security concerns regarding supply chain reliance (the April 2, 2026 Section 232 Executive Order). These measures, featuring exemptions for commitments to onshore and invest in U.S. manufacturing, became effective for Pfizer on July 31, 2026. We have reached final binding agreements with the U.S. Government, ratifying the arrangements first announced in September 2025. Under these agreements, we have voluntarily committed to implement measures designed to make certain drug prices for U.S. patients more comparable to those in other developed countries, allow U.S. patients to purchase certain medicines at significant discounts to current retail prices and further invest in our U.S. manufacturing. Pursuant to the agreements, the applicable tariff rate under the April 2, 2026 Section 232 Executive Order for Pfizer products will be zero until January 20, 2029. We will continue to monitor developments and any potential impacts on our future financial results and business. For additional information on risks related to our global operations and changes in laws, see the Item 1A. Risk Factors—Global Operations and ––Changes in Laws and Accounting Standards sections of our 2025 Form 10-K.
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

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Total Revenues by Geography

The following presents worldwide Total revenues by geography:
	Three Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	% Change
Operating segments:
Biopharma	$14,661	$14,305	$8,790	$8,793	$5,871	$5,512	2	—	7
Pfizer CentreOne(a)	373	348	67	101	306	247	7	(34)	24
Total revenues	$15,034	$14,653	$8,857	$8,894	$6,177	$5,759	3	—	7

	Six Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	% Change
Operating segments:
Biopharma	$28,822	$27,746	$17,416	$17,078	$11,406	$10,668	4	2	7
Pfizer CentreOne(a)	662	622	172	190	490	432	7	(10)	14
Total revenues	$29,484	$28,367	$17,588	$17,268	$11,896	$11,100	4	2	7
(a)Includes revenues associated with the wind-down of our former Pfizer Ignite operating segment, which were not material in all periods presented. We reclassified prior period amounts to conform to the current period presentation.
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

The following presents information about product revenue deductions:
	Three Months Ended		Six Months Ended
(MILLIONS)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Medicare rebates	$965	$1,103	$1,964	$2,171
Medicaid and related state program rebates	434	390	792	787
Performance-based contract rebates	1,748	1,663	3,410	3,274
Chargebacks	3,581	3,204	6,782	6,143
Sales allowances	1,700	1,773	3,413	3,555
Sales returns and cash discounts	594	304	919	639
Total	$9,022	$8,436	$17,280	$16,569
Product revenue deductions are primarily a function of product sales volume, mix of products sold, contractual or legislative discounts and rebates.
For information on our accruals for product revenue deductions, including the balance sheet classification of these accruals, see Note 1B.
Total Revenues––Selected Product Discussion
Biopharma

(MILLIONS)				Revenue		% Change
Product	Period	Global Revenues	Region	June 28, 2026	June 29, 2025	Total	Oper.	Operational Results Commentary
Eliquis	QTD	$2,425 Up 19% (operationally)	U.S.	$1,651	$1,322	25		Growth primarily driven by higher net price in the U.S. primarily due to pricing dynamics, including lower rebates and channel mix favorability, as well as higher demand globally, partially offset by declines due to generic entry and price erosion in certain international markets.
			Int’l.	773	681	14	8
			Worldwide	$2,425	$2,003	21	19
	YTD	$4,591 Up 14% (operationally)	U.S.	$3,087	$2,621	18
			Int’l.	1,504	1,305	15	6
			Worldwide	$4,591	$3,926	17	14

(MILLIONS)				Revenue		% Change
Product	Period	Global Revenues	Region	June 28, 2026	June 29, 2025	Total	Oper.	Operational Results Commentary
Vyndaqel family	QTD	$1,762 Up 8% (operationally)	U.S.	$1,064	$990	7
Growth primarily driven by:
•continued market expansion in the U.S., as well as strong demand with continuing uptake in patient diagnosis across international markets and improved access in certain international markets, partially offset by:
•net price erosion in the U.S. as a result of new payer contracts.

			Int’l.	698	626	12	8
			Worldwide	$1,762	$1,615	9	8
	YTD	$3,364 Up 6% (operationally)	U.S.	$1,975	$1,976	—
			Int’l.	1,389	1,125	23	16
			Worldwide	$3,364	$3,101	8	6
Prevnar family	QTD	$1,337 Down 4% (operationally)	U.S.	$748	$860	(13)
QTD and YTD declines primarily driven by:
•lower vaccination rates in the pediatric and adult indications in the U.S., as well as market share erosion for the adult indication in the U.S., partially offset by:
•growth in certain international markets primarily driven by continued increased demand in both the adult and pediatric indications.
The YTD decline was also partially offset by favorable timing of deliveries related to the pediatric indication, primarily in the U.S.

			Int’l.	589	523	13	10
			Worldwide	$1,337	$1,383	(3)	(4)
	YTD	$3,027 Down 2% (operationally)	U.S.	$1,801	$2,030	(11)
			Int’l.	1,226	1,013	21	15
			Worldwide	$3,027	$3,043	(1)	(2)
Ibrance	QTD	$1,058 Flat (operationally)	U.S.	$707	$696	2
QTD performance primarily driven by higher demand mostly in the U.S. and developed markets, offset by unfavorable buying patterns in the U.S., competitive pressure in certain emerging markets and timing of shipments in certain international markets.
YTD performance primarily driven by higher demand in the U.S. and developed markets and a favorable adjustment of rebate accruals for international markets related to prior periods, offset by lower net price in the U.S. primarily due to chargebacks, as well as unfavorable buying patterns and competitive pressure in certain emerging markets.

			Int’l.	351	353	(1)	(4)
			Worldwide	$1,058	$1,049	1	—
	YTD	$2,066 Flat (operationally)	U.S.	$1,339	$1,354	(1)
			Int’l.	728	671	8	1
			Worldwide	$2,066	$2,026	2	—
Padcev	QTD	$667 Up 23% (operationally)	U.S.	$648	$534	21		Growth primarily driven by increased market share in first-line locally advanced or metastatic urothelial cancer (la/mUC), as well as launch uptake in the cisplatin-ineligible indication for muscle-invasive bladder cancer, partially offset by a one-time favorable impact associated with transition to a wholesaler distribution model in the U.S. in the prior year.
			Int’l.	19	7	*	*
			Worldwide	$667	$542	23	23
	YTD	$1,258 Up 30% (operationally)	U.S.	$1,233	$953	29
			Int’l.	26	14	78	68
			Worldwide	$1,258	$967	30	30
Xtandi	QTD	$534 Down 6% (operationally)	U.S.	$534	$566	(6)		Declines mainly driven by lower net price in the U.S., partially offset by higher demand.
			Int’l.	—	—	—	—
			Worldwide	$534	$566	(6)	(6)
	YTD	$978 Down 4% (operationally)	U.S.	$978	$1,023	(4)
			Int’l.	—	—	—	—
			Worldwide	$978	$1,023	(4)	(4)
Nurtec ODT/Vydura	QTD	$421 Up 17% (operationally)	U.S.	$365	$333	10
QTD and YTD growth primarily driven by strong demand in the U.S., as well as launch uptake in certain international markets.
QTD growth was partially offset by lower net price in the U.S. due to higher returns and rebates.

			Int’l.	56	25	*	*
			Worldwide	$421	$359	18	17
	YTD	$774 Up 27% (operationally)	U.S.	$677	$561	21
			Int’l.	97	46	*	*
			Worldwide	$774	$607	28	27
Lorbrena	QTD	$354 Up 37% (operationally)	U.S.	$133	$100	33		Growth primarily driven by increased patient share in the first-line ALK+ metastatic NSCLC treatment setting in the U.S., China and certain other international markets.
			Int’l.	221	151	46	40
			Worldwide	$354	$251	41	37
	YTD	$659 Up 35% (operationally)	U.S.	$248	$192	30
			Int’l.	410	281	46	39
			Worldwide	$659	$473	39	35
Comirnaty	QTD	$261 Down 34% (operationally)	U.S.	$38	$176	(79)
QTD and YTD declines primarily driven by a lower favorable adjustment to the returns provision, as well as lower utilization in the U.S. primarily resulting from a narrower recommendation for vaccination.
The YTD decline was also driven by lower contractual deliveries in certain international markets.

			Int’l.	223	205	9	4
			Worldwide	$261	$381	(32)	(34)
	YTD	$493 Down 49% (operationally)	U.S.	$169	$406	(58)
			Int’l.	324	540	(40)	(43)
			Worldwide	$493	$945	(48)	(49)

(MILLIONS)				Revenue		% Change
Product	Period	Global Revenues	Region	June 28, 2026	June 29, 2025	Total	Oper.	Operational Results Commentary
Abrysvo	QTD	$208 Up 43% (operationally)	U.S.	$55	$101	(46)
QTD growth primarily driven by:
•launch uptake in certain international markets,
•favorable timing of deliveries for the maternal indication in certain international markets; and
•favorable buying patterns in the U.S.,
partially offset by:
•a favorable adjustment to the returns provision in the second quarter of 2025; and
•lower vaccination rates in the U.S.

YTD growth primarily driven by launch uptake in certain international markets and favorable buying patterns in the U.S., partially offset by lower vaccination rates and lower market share in the U.S.

			Int’l.	153	42	*	*
			Worldwide	$208	$143	46	43
	YTD	$388 Up 38% (operationally)	U.S.	$139	$164	(15)
			Int’l.	249	110	*	*
			Worldwide	$388	$274	42	38
Paxlovid	QTD	$21 Down 95% (operationally)	U.S.	$—	$328	(100)		Declines primarily driven by lower COVID-19 infections across the U.S. and international markets and lower government purchases in certain international markets.
			Int’l.	20	99	(80)	(81)
			Worldwide	$21	$427	(95)	(95)
	YTD	$207 Down 78% (operationally)	U.S.	$136	$675	(80)
			Int’l.	71	244	(71)	(73)
			Worldwide	$207	$918	(77)	(78)
Pfizer CentreOne

(MILLIONS)				Revenue		% Change
Operating Segment	Period	Global Revenues	Region	June 28, 2026	June 29, 2025	Total	Oper.	Operational Results Commentary
PC1	QTD	$373 Up 5% (operationally)	U.S.	$67	$101	(34)		Growth driven by higher manufacturing of third-party products under manufacturing and supply agreements and higher active pharmaceutical ingredient sales.
			Int’l.	306	247	24	21
			Worldwide	$373	$348	7	5
	YTD	$662 Up 3% (operationally)	U.S.	$172	$190	(10)
			Int’l.	490	432	14	9
			Worldwide	$662	$622	7	3
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
Costs and Expenses

	Three Months Ended			Six Months Ended
(MILLIONS)	June 28, 2026	June 29, 2025	% Change	June 28, 2026	June 29, 2025	% Change
Cost of sales	$4,092	$3,778	8	$7,640	$6,624	15
Percentage of Total revenues	27.2%	25.8%		25.9%	23.4%
Selling, informational and administrative expenses	3,411	3,415	—	6,372	6,446	(1)
Research and development expenses	2,809	2,482	13	5,299	4,685	13
Acquired in-process research and development expenses	16	2	*	153	11	*
Amortization of intangible assets	1,185	1,211	(2)	2,368	2,421	(2)
Restructuring charges and certain acquisition-related costs	457	(18)	*	557	660	(16)
Other (income)/deductions—net	3,716	739	*	4,577	1,692	*
Second Quarter of 2026 vs. Second Quarter of 2025 and First Six Months of 2026 vs. First Six Months of 2025
Cost of Sales
Cost of sales increased $314 million in the second quarter of 2026, primarily due to:
•a $130 million unfavorable change in sales mix;
•an increase of $90 million, due to higher amortization of the fair value step-up of acquired inventory, driven primarily by the Oxbryta impairment; and
•a $60 million unfavorable impact of foreign exchange.

The increase in Cost of sales as a percentage of revenues in the second quarter of 2026 was primarily driven by an unfavorable change in sales mix and higher amortization of the fair value step-up of acquired inventory, primarily driven by the Oxbryta impairment.
Cost of sales increased $1.0 billion in the first six months of 2026, primarily due to:
•the non-recurrence of a favorable revision of our estimate of accrued royalties in the first quarter of 2025;
•a $350 million unfavorable impact of foreign exchange; and
•a $100 million unfavorable change in sales mix.
The increase in Cost of sales as a percentage of revenues in the first six months of 2026 was primarily due to the non-recurrence of a favorable revision of our estimate of accrued royalties in the first quarter of 2025, and an unfavorable impact of foreign exchange.
Certain of our vaccines, including Comirnaty, are subject to seasonality of demand, with a greater portion of revenues and related cost of sales anticipated in the fall and winter seasons.
Selling, Informational and Administrative Expenses
Selling, informational and administrative expenses were relatively flat in the second quarter of 2026, primarily reflecting:
•lower spending of $70 million in corporate enabling functions, offset by:
•an increase of $40 million in implementation costs associated with our cost realignment program; and
•a $35 million unfavorable impact of foreign exchange.
Selling, informational and administrative expenses decreased $74 million in the first six months of 2026, primarily reflecting:
•lower spending of $130 million in corporate enabling functions; and
•a decrease of $100 million in marketing and promotional spend on various products from more targeted investments and ongoing productivity improvements, partially offset by:
•a $90 million unfavorable impact of foreign exchange; and
•an increase of $70 million in implementation costs associated with our cost realignment program.
Research and Development Expenses
Research and development expenses increased $327 million in the second quarter and $614 million in the first six months of 2026, driven primarily by an increase in spending of $240 million and $420 million, respectively, in certain oncology and obesity product candidates, which was anticipated.
Acquired In-Process Research and Development Expenses
Acquired in-process research and development expenses increased $14 million in the second quarter and $142 million in the first six months of 2026, reflecting upfront and milestone payments on certain in-licensing agreements.
Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives
Realigning Our Cost Base Program––In the third quarter of 2026, we announced $1.0 billion of additional anticipated net cost savings associated with this program driven by further productivity enhancements from technology and simplification efforts across our commercial, R&D and enabling functions. These additional net savings are expected to further reduce costs in SI&A and be realized from 2027 through 2029. We previously announced that this program remains on track to deliver anticipated net cost savings of approximately $5.7 billion through 2026 ($5.1 billion achieved through 2025, and the remaining anticipated savings of $600 million, which are expected to be achieved by the end of 2026). With the additional anticipated savings, we now expect total net cost savings of approximately $6.7 billion from the program through 2029.
In addition, we have also achieved cost savings of approximately $500 million from our pipeline focus and optimization initiatives including the expansion of our digital capabilities, with the savings expected to be reinvested in R&D programs by the end of 2026.
Manufacturing Optimization Program––In the third quarter of 2026, we announced the next phase of this program designed to reduce our cost of goods sold. This phase is focused on network structure changes, product portfolio enhancements and additional operational efficiencies, and is expected to deliver additional savings of approximately $1.5 billion through 2029, some of which is expected to begin being realized in 2027. We previously announced that we remain on track to deliver anticipated net cost savings from the first phase of this program of approximately $1.5 billion by the end of 2027 (with approximately $1.3 billion of these net cost savings expected to be realized by the end of 2026). With the additional anticipated savings, we now expect total net cost savings of approximately $3.0 billion from the program through 2029.

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
Other (Income)/Deductions—Net
The unfavorable period-over-period changes of $3.0 billion in the second quarter of 2026 and $2.9 billion for the first six months of 2026 were primarily driven by (i) intangible asset impairment charges, (ii) charges for certain legal matters, and (iii) increases in fair value of our contingent consideration liabilities, partially offset by (iv) a net gain in 2026 from the sale of our previous investment in ViiV. See Notes 4 and 7A.
Provision/(Benefit) for Taxes on Income/(Loss)

	Three Months Ended			Six Months Ended
(MILLIONS)	June 28, 2026	June 29, 2025	% Change	June 28, 2026	June 29, 2025	% Change
Provision/(benefit) for taxes on income/(loss)	$(407)	$141	*	$54	$(48)	*
Effective tax rate on continuing operations	62.4%	4.6%		2.1%	(0.8)%
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
See the Provision/(Benefit) for Taxes on Income section within MD&A of our 2025 Form 10-K for more information.
PRODUCT DEVELOPMENTS
A comprehensive update of Pfizer’s development pipeline was published as of August 4, 2026 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
This section provides information as of the date of this report about significant marketing application-related regulatory actions by, and filings submitted to and accepted by the FDA and the EMA since the filing of our Annual Report on Form 10-K for the year ended December 31, 2025.

Approvals:

PRODUCT	INDICATION	DATE/MARKET
Veppanu (vepdegestrant)(a)	Treatment of adults with ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer, as detected by an FDA-authorized test, with disease progression following at least one line of endocrine therapy	May 2026 (U.S.)
Hympavzi (marstacimab-hncq)	Adults and pediatric patients 12 years of age and older with hemophilia A with FVIII inhibitors or hemophilia B with FIX inhibitors	May 2026 (EU) June 2026 (U.S.)
	Pediatric patients >6 to <12 years of age with hemophilia A with or without FVIII inhibitors or hemophilia B with or without FIX inhibitors	June 2026 (U.S.)
Braftovi (encorafenib)	In combination with Erbitux®, (b) (cetuximab) and FOLFOX for the first-line treatment of adult patients with mCRC with a BRAF V600E mutation	June 2026 (EU)
Ibrance (palbociclib)(c)	In combination with trastuzumab, with or without pertuzumab, and endocrine therapy for the maintenance treatment of adult patients with HR-positive, HER2-positive locally advanced or metastatic breast cancer following induction treatment	June 2026 (U.S.)
Padcev (enfortumab vedotin)(d)	In combination with pembrolizumab as neoadjuvant treatment and then continued after radical cystectomy as adjuvant treatment, for the treatment of adult patients with resectable MIBC who are ineligible for cisplatin-containing chemotherapy	June 2026 (EU)
	In combination with pembrolizumab as neoadjuvant treatment and then continued after cystectomy as adjuvant treatment for the treatment of adult patients with MIBC	July 2026 (U.S.)
Comirnaty (COVID-19 Vaccine, mRNA) 2026-2027 Formula, JN.1(e)	Active immunization to prevent COVID-19 caused by SARS-CoV-2 for individuals 6 months of age and older	July 2026 (EU)
(a) Vepdegestrant is being developed in collaboration with Arvinas, Inc. In May 2026, Arvinas and Pfizer jointly agreed to out-license the commercialization rights to vepdegestrant to Rigel Pharmaceuticals, Inc.
(b) Erbitux® is a registered trademark of ImClone LLC. We have exclusive rights to Braftovi in the U.S., Canada and certain emerging markets. Pierre Fabre Medicament SAS has exclusive rights to commercialize Braftovi in Europe and Ono Pharmaceutical Co., Ltd. has exclusive rights to commercialize Braftovi in Japan.
(c) Ibrance for metastatic breast cancer is being developed in collaboration with Alliance Foundation Trials, LLC.
(d) Padcev is being jointly developed and commercialized with Astellas in the U.S. Outside the U.S., we have commercialization rights in all countries in North and South America, and Astellas has commercialization rights in the rest of the world.
(e) Comirnaty is being developed and commercialized with BioNTech.
Regulatory Filings:

PRODUCT	PROPOSED INDICATION	DATE^/MARKET
Tukysa (tucatinib)	In combination with trastuzumab and pertuzumab for maintenance treatment of adult patients with unresectable locally advanced or metastatic HER2+ breast cancer	February 2026 (U.S.) April 2026 (EU)
Padcev (enfortumab vedotin)(a)	In combination with pembrolizumab as perioperative treatment for adult patients with cisplatin-eligible MIBC	March 2026 (EU)
Comirnaty (COVID-19 Vaccine, mRNA) 2026-2027 Formula, JN.1(b)	Active immunization to prevent COVID-19 caused by SARS-CoV-2 for individuals 65 years of age and older, or for individuals 5 years through 64 years of age with at least one underlying condition that puts them at high risk for severe outcomes from COVID-19	June 2026 (U.S.)
Talzenna (talazoparib)	In combination with Xtandi (enzalutamide) for DNA Damage Repair-deficient mCSPC	July 2026 (U.S.)
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
(b) Comirnaty is being developed and commercialized with BioNTech.
The following provides updates about additional indications and new drug candidates in late-stage development since the filing of our Annual Report on Form 10-K for the year-ended December 31, 2025:

	PRODUCT/CANDIDATE	PROPOSED DISEASE AREA
LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS	Padcev (enfortumab vedotin)(a)	MIBC bladder sparing
NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT	PF-07872412	Pneumococcal disease - Pediatrics
(a) Padcev is being jointly developed and commercialized with Astellas in the U.S. Outside the U.S., we have commercialization rights in all countries in North and South America, and Astellas has commercialization rights in the rest of the world.
As discussed in our 2025 Form 10-K, in September 2024, Pfizer announced a voluntary withdrawal of all lots of Oxbryta (voxelotor) for the treatment of SCD in all markets where it was approved. Pfizer also discontinued all active voxelotor clinical trials and expanded access programs worldwide. Pfizer’s decision was based on the totality of the clinical trial and registry data available at the time.
Following comprehensive review and analysis of the totality of the data, Pfizer submitted updated analyses to the EMA, FDA and other regulators. In the EU, the EMA’s referral procedure concluded in October 2025, with the EMA adopting a negative opinion on benefit-risk for Oxbryta for the treatment of hemolytic anemia due to SCD, recommending that the marketing authorization for the product remain suspended. In July 2026, Pfizer engaged with the FDA to discuss the FDA’s assessment of the data and it was determined that there is no viable pathway for returning Oxbryta to market in the U.S. Consistent with the FDA’s recommendation, on July 31, 2026, Pfizer notified the FDA that it is voluntarily withdrawing the NDAs for Oxbryta.
In December 2024, the FDA issued a partial clinical hold for osivelotor, which prohibited Pfizer from enrolling new participants into osivelotor clinical studies. The FDA has since permitted initiation of osivelotor studies and confirmed enrollment may proceed outside of sub-Saharan Africa and for participants who have not relocated from sub-Saharan Africa within the last six months. Enrollment of new participants began in the first quarter of 2026.
In June 2026, we announced topline results from the Phase 3 SigVie-002 study evaluating sigvotatug vedotin, an investigational antibody-drug conjugate, in patients with previously treated, locally advanced, unresectable or metastatic non-squamous NSCLC. The study did not meet its primary endpoint of a statistically significant improvement in overall survival compared to docetaxel. The safety profile of sigvotatug vedotin was manageable and consistent with prior studies.
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

Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended June 28, 2026
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income/(loss) attributable to Pfizer Inc. common shareholders(a), (b)	Earnings/(loss) per common share attributable to Pfizer Inc. common shareholders––diluted(c)
GAAP Reported	$4,092	$3,411	$3,716	$(248)	$(0.04)
Amortization of intangible assets	—	—	—	1,185
Acquisition-related items	(336)	(4)	(250)	669
Discontinued operations	—	—	—	(29)
Certain significant items:
Restructuring charges/credits, inventory write-offs, implementation costs and additional depreciation—asset restructuring(d)	(81)	(56)	—	591
Certain asset impairments(e)	—	—	(4,325)	4,325
Gains/losses on equity securities	—	—	(37)	37
Actuarial valuation and other pension and postretirement plan gains/losses	—	—	—	—
Other(f)	(20)	(7)	1,003	(975)
Income tax provision—non-GAAP items				(1,116)
Non-GAAP Adjusted	$3,656	$3,344	$108	$4,440	$0.77

	Six Months Ended June 28, 2026
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income/(loss) attributable to Pfizer Inc. common shareholders(a), (b)	Earnings/(loss) per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$7,640	$6,372	$4,577	$2,440	$0.43
Amortization of intangible assets	—	—	—	2,368
Acquisition-related items	(454)	(10)	(549)	1,173
Discontinued operations	—	—	—	(16)
Certain significant items:
Restructuring charges/credits, inventory write-offs, implementation costs and additional depreciation—asset restructuring(d)	(99)	(91)	—	717
Certain asset impairments(e)	—	—	(4,325)	4,325
Gains/losses on equity securities	—	—	(46)	46
Actuarial valuation and other pension and postretirement plan gains/losses	—	—	(11)	11
Other(f)	(25)	(11)	850	(809)
Income tax provision—non-GAAP items				(1,526)
Non-GAAP Adjusted	$7,061	$6,259	$496	$8,730	$1.52

	Three Months Ended June 29, 2025
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income/(loss) attributable to Pfizer Inc. common shareholders(a), (b)	Earnings/(loss) per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$3,778	$3,415	$739	$2,910	$0.51
Amortization of intangible assets	—	—	—	1,211
Acquisition-related items	(243)	(1)	(32)	338
Discontinued operations	—	—	—	(25)
Certain significant items:
Restructuring charges/credits and implementation costs and additional depreciation—asset restructuring(d)	(29)	(14)	—	4
Certain asset impairments	—	—	(93)	93
Gains/losses on equity securities	—	—	75	(75)
Actuarial valuation and other pension and postretirement plan gains/losses	—	—	9	(9)
Other(f)	(4)	(5)	(512)	523
Income tax provision—non-GAAP items				(537)
Non-GAAP Adjusted	$3,503	$3,395	$186	$4,434	$0.78

	Six Months Ended June 29, 2025
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income/(loss) attributable to Pfizer Inc. common shareholders(a), (b)	Earnings/(loss) per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$6,624	$6,446	$1,692	$5,877	$1.03
Amortization of intangible assets	—	—	—	2,421
Acquisition-related items	(449)	(1)	(39)	620
Discontinued operations	—	—	—	(25)
Certain significant items:
Restructuring charges/credits and implementation costs and additional depreciation—asset restructuring(d)	(53)	(20)	—	670
Certain asset impairments(e)	—	—	(317)	317
Gains/losses on equity securities	—	—	(295)	295
Actuarial valuation and other pension and postretirement plan gains/losses	—	—	68	(68)
Other(f)	(26)	(20)	(678)	730
Income tax provision—non-GAAP items				(1,167)
Non-GAAP Adjusted	$6,096	$6,404	$431	$9,671	$1.69
(a)Items that reconcile GAAP Reported to non-GAAP Adjusted balances are shown pre-tax. Our effective tax rates for GAAP Reported income/(loss) from continuing operations were: 62.4% and 2.1% for the three and six months ended June 28, 2026, respectively, and 4.6% and (0.8)% for the three and six months ended June 29, 2025, respectively. See Note 5. Our effective tax rates for non-GAAP Adjusted income were 14.1% and 15.5% for the three and six months ended June 28, 2026, respectively, and 13.2% and 10.3% for the three and six months ended June 29, 2025, respectively.
(b)Includes reconciling amounts for Research and development expenses that are not material to our non-GAAP consolidated results of operations.
(c)For the second quarter of 2026, basic weighted-average shares outstanding of 5,699 million (excluding common share equivalents) were used to calculate GAAP Reported Loss per common share attributable to Pfizer Inc. common shareholders––diluted.
(d)Includes employee termination costs, asset impairments and other exit costs related to our cost-reduction and productivity initiatives not associated with acquisitions. See Note 3.
(e)See Note 4.
(f)For the second quarter and first six months of 2026, the total Other (income)/deductions––net adjustments of $1.0 billion and $850 million, respectively, primarily include: (i) a net gain of $1.870 billion for the second quarter and the first six months from the sale of our previous investment in ViiV, partially offset by (ii) charges of $867 million for the second quarter and $1.0 billion for the first six months for certain legal matters, primarily representing certain product liability and other legal expenses. For the second quarter and first six months of 2025, the total Other (income)/deductions––net adjustments of $512 million and $678 million, respectively, primarily included charges of $422 million for the second quarter and $564 million for the first six months for certain legal matters, primarily representing certain product liability and other legal expenses.
ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(MILLIONS)	June 28, 2026	June 29, 2025	Drivers of change
Cash provided by/(used in):
Operating activities	$3,450	$1,753
The change was driven mainly by the timing of receipts and payments in the ordinary course of business and a change in net income adjusted for non-cash items, including the impact of intangible asset impairments, partially offset by a net gain on the sale of our investment in ViiV.

Investing activities	$2,891	$7,225
The change was driven mainly by non-recurrence of $6.3 billion proceeds from the sale of the remaining portion of our previous investment in Haleon, partially offset by $1.9 billion proceeds from the sale of our investment in ViiV.

Financing activities	$(6,519)	$(8,423)
The change was driven mainly by a $3.0 billion decrease in net repayments of short-term borrowings and a $2.5 billion decrease in repayments of long-term debt, partially offset by non-recurrence of a $3.7 billion long term debt issuance.

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
Debt Capacity––Lines of Credit––As of the date of the filing of this Form 10-Q, we had access to a $7.0 billion committed revolving credit facility maturing in October 2030, which may be used for general corporate purposes including to support our global commercial paper borrowings. In addition to the revolving credit facility, our lenders have provided us an additional $226 million in lines of credit, essentially all expiring within one year. Essentially all lines of credit were unused as of the date of the filing of this Form 10-Q.
Capital Allocation Framework––Our capital allocation framework is designed to enhance long-term shareholder value and is based on three core pillars: reinvesting in the business, maintaining and, over the long term, growing our dividend, and in the future, the potential to make share repurchases after de-levering our balance sheet. Given the anticipated unfavorable impact from patent-based or regulatory exclusivity expiries over the next few years, we expect leverage to remain around current levels, or modestly higher, through this transition period. Over time, we expect to continue to de-lever in a prudent manner in order to maintain a balanced capital allocation strategy.
Dividends––In April 2026, our BOD declared a dividend of $0.43 per share, paid on June 12, 2026, to shareholders of record at the close of business on May 8, 2026. In June 2026, our BOD declared a dividend of $0.43 per share, payable on September 1, 2026, to shareholders of record at the close of business on July 24, 2026.
Common Stock Purchases—As of June 28, 2026, our remaining share-purchase authorization was $3.3 billion, with no repurchases in first six months of 2026. See Note 12 in our 2025 Form 10-K for more information on our publicly announced share-purchase plan.
Sale of Investment—On March 31, 2026, which fell in our second fiscal quarter of 2026, Pfizer completed the exit of its 11.7% investment in ViiV and received $1.875 billion in cash proceeds. See Notes 2 and 4.
NEW ACCOUNTING STANDARDS

Recently Issued Accounting Standards, Not Adopted as of June 28, 2026
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
In particular, forward-looking information in this Form 10-Q includes statements relating to specific future actions, performance and effects, including, among others, the expected benefits of the organizational changes to our operations; our anticipated operating and financial performance; our expectations regarding the impact of COVID-19 on our business, operations and financial results; the expected revenue, seasonality of demand and phasing for certain of our products; expected patent terms; the expected impact of patent expiries and generic and biosimilar competition; the expected pricing pressures on our products and the anticipated impact to our business; the expected impact of the IRA Medicare Part D Redesign; the benefits expected from our business development transactions, including, among others, our acquisitions of Metsera and Seagen and our agreements with 3SBio, YaoPharma and Innovent; the availability of raw materials; our efforts to mitigate the impact, and potential impact, of tariffs and pricing dynamics on our business and operations; global economic and/or geopolitical instability, foreign exchange rate fluctuations and inflationary pressures; our anticipated cash flows and liquidity position; the anticipated costs, savings and potential benefits from certain of our initiatives, including our enterprise-wide Realigning Our Cost Base Program and our Manufacturing Optimization Program designed to reduce our cost of goods sold; our voluntary agreements with the U.S. Government designed to lower drug costs for U.S. patients and to include certain Pfizer products on the TrumpRx.gov platform, Pfizer’s plans to further invest in U.S. manufacturing and potential tariff impacts; our expectations regarding product supply; our expectations regarding AI and our ability to successfully integrate and scale our AI initiatives; our planned capital spending; our capital allocation framework; our expectations regarding leverage; and expectations regarding legal proceedings and compliance with existing and anticipated laws and regulations.
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
•claims and concerns that may arise regarding the safety or efficacy of in-line products and product candidates, including claims and concerns that may arise from the conduct or outcome of post-approval clinical trials, pharmacovigilance or Risk Evaluation and Mitigation Strategies, which could impact marketing approval, product labeling, other in-line products and product candidates, and/or availability or commercial potential;
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
•risks and uncertainties related to Comirnaty and Paxlovid or any potential future COVID-19 vaccines, treatments or combinations, including, among others, the risk that as the market for COVID-19 products remains endemic and seasonal and/or COVID-19 infection rates do not follow prior patterns, demand for our COVID-19 products has and may continue to be reduced or not meet expectations, which has in the past and may continue to lead to reduced revenues, excess inventory or other unanticipated charges; risks related to our ability to develop, receive regulatory approval for, and commercialize variant adapted vaccines, combinations and/or treatments; uncertainties related to recommendations and coverage for, and the public’s adherence to, vaccines, boosters, treatments or combinations, including uncertainties related to the potential impact of narrowing recommended patient populations; whether our licenses will be terminated, revoked or modified; risks related to our ability to accurately predict or achieve our revenue forecasts for Comirnaty and Paxlovid or any potential future COVID-19 vaccines or treatments; and potential third-party royalties or other claims related to Comirnaty and Paxlovid;
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
•risks and uncertainties related to the impact of Pfizer’s voluntary agreements with the U.S. Government designed to lower drug costs for U.S. patients and to include certain Pfizer products on the TrumpRx.gov platform, Pfizer’s plans to further invest in U.S. manufacturing and potential tariff impacts;
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
•U.S. federal or state legislation or regulatory action and/or policy efforts affecting, among other things, our activities in markets outside of the U.S., such as China, including, without limitation, clinical trial activities and our ability to enter into biotechnology investments or other transactions;

•risks and uncertainties related to changes to vaccine or other healthcare policy in the U.S., including: (i) risks and uncertainties relating to the evolving vaccine landscape and impacts on vaccine demand, market size and utilization rates; and (ii) the FDA's recently adopted policy of disclosing Complete Response Letters for unapproved drug candidates and the attendant risk of disclosure of trade secrets or confidential commercial information;
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
•legal defense costs, insurance expenses, settlement amounts, including related costs and contingencies, including without limitation, those related to legal proceedings and actual or alleged environmental contamination;
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following summarizes purchases of our common stock during the second quarter of 2026:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Value of Shares That May Yet Be Purchased Under the Plan(b)
March 30 through April 26, 2026	40,391	$27.84	—	$3,292,882,444
April 27 through May 24, 2026	63,618	$26.72	—	$3,292,882,444
May 25 through June 28, 2026	31,795	$26.01	—	$3,292,882,444
Total	135,804	$26.89	—
(a)Represents (i) 134,760 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive programs and (ii) the open market purchase by the trustee of 1,044 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who deferred receipt of performance share awards.
(b)See Note 12 in our 2025 Form 10-K.
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the three months ended June 28, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Restructuring Programs
Realigning Our Cost Base Program
On August 4, 2026, Pfizer announced $1 billion of additional anticipated net cost savings associated with its ongoing cost realignment program (the “Realigning Our Cost Base Program”) driven by further productivity enhancements from technology and simplification efforts across our commercial, R&D and enabling functions. These additional net savings are expected to further reduce costs in SI&A and be realized from 2027 through 2029. Pfizer expects one-time costs to achieve the additional savings to be incurred through 2029 and to total approximately $2 billion, primarily representing cash expenditures for digital enablement, implementation and severance. Pfizer previously announced that it remains on track to deliver anticipated net cost savings of approximately $5.7 billion by the end of 2026 and, with the additional anticipated savings, Pfizer now expects total net cost savings of approximately $6.7 billion from the Realigning our Cost Base Program through 2029.
Manufacturing Optimization Program
On August 4, 2026, Pfizer also announced the next phase of its multi-year Manufacturing Optimization Program designed to reduce our cost of goods sold. This phase of the program is focused on network structure changes, product portfolio enhancements and additional operational efficiencies and is expected to deliver additional anticipated savings of approximately $1.5 billion through 2029, some of which is expected to begin being realized in 2027. The one-time costs to achieve the savings associated with this phase of the program are expected to be approximately $4.0 billion, with approximately 60% of non-cash expenditures for accelerated depreciation and asset write-downs and 40% of cash expenditures for severance, implementation and exit costs. The costs to achieve these savings are expected to be incurred through 2029. Pfizer previously announced that it remains on track to deliver anticipated net cost savings from the first phase of this program of approximately $1.5 billion by the end of 2027 and, with the additional targeted savings from this phase, Pfizer now expects total net cost savings of approximately $3.0 billion from the Manufacturing Optimization Program through 2029.
The estimate of costs that Pfizer expects to incur and savings that Pfizer expects to achieve, and the timing thereof, are subject to a number of assumptions and actual results may differ from current expectations. Pfizer may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the Realigning our Cost Base Program and the Manufacturing Optimization Program as well as for potential future phases.
For the anticipated and actual costs of these programs, see Note 3.
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

Pfizer Inc.
(Registrant)

Dated:	August 4, 2026	/s/ Jennifer B. Damico
Jennifer B. Damico Senior Vice President, Controller & Chief Accounting Officer