Form 10-Q
period 2026-09-27
PFIZER INC
filed 2026-11-03
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2026
OR
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
At October 28, 2026, 5,699,853,733 shares of the issuer’s voting common stock were outstanding.

DEFINED TERMS

Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Form 10-Q (defined below) refer to Pfizer Inc. and its subsidiaries. Pfizer’s fiscal quarter-end for subsidiaries operating outside the U.S. is as of and for the three and nine months ended August 23, 2026 and August 24, 2025, and for U.S. subsidiaries is as of and for the three and nine months ended September 27, 2026 and September 28, 2025. References to “Notes” in this Form 10-Q are to the Notes to the Condensed or Consolidated Financial Statements in this Form 10-Q or in our 2025 Form 10-K. We also have used several other terms in this Form 10-Q, most of which are explained or defined below:

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
Comirnaty
Unless otherwise noted, refers to, as applicable, the current formulation of Comirnaty (COVID-19 Vaccine, mRNA) 2026-2027 Formula as well as all prior authorized or approved formulations of the vaccine, which was first authorized in the U.S. during December 2020 pursuant to an EUA

COVID-19	novel coronavirus disease of 2019
Developed Markets	Includes, but is not limited to, the following markets: Western Europe, Japan, Central Europe, Canada, Nordic countries, Australia, certain Eastern European countries, South Korea and New Zealand
EMA	European Medicines Agency
Emerging Markets	Includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Eastern Europe (excluding the Balkans and certain other countries), Africa, the Middle East and Turkey
EPS	earnings per share
EU	European Union
EUA	emergency use authorization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Form 10-Q	This Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2026
GAAP	U.S. Generally Accepted Accounting Principles
GILTI (NCTI)	Global Intangible Low-Taxed Income (renamed Net Controlled Foreign Corporation (CFC) Tested Income (NCTI) for taxable years starting after December 31, 2025)
GSK	GSK plc
Haleon	Haleon plc
HRR	homologous recombination repair
Innovent	Innovent Biologics, Inc.
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
IRS	U.S. Internal Revenue Service
JV	joint venture
King	King Pharmaceuticals LLC (formerly King Pharmaceuticals, Inc.)
mCC	metastatic cervical cancer
mCRC	metastatic colorectal cancer
mCRPC	metastatic castration-resistant prostate cancer
mCSPC	metastatic castration-sensitive prostate cancer
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MDL	Multi-District Litigation
Medicare Part D	a prescription drug coverage program for people with Medicare
Metsera	Metsera, Inc.
MIBC	muscle-invasive bladder cancer
Moody’s	Moody’s Ratings (formerly Moody’s Investors Service)
mRNA	messenger ribonucleic acid

nmCRPC	non-metastatic castration-resistant prostate cancer
nmCSPC	non-metastatic castration-sensitive prostate cancer
NSCLC	non-small cell lung cancer
OBBBA	One Big Beautiful Bill Act
ODT	oral disintegrating tablet
OTC	over-the-counter
Paxlovid(a)	an oral COVID-19 treatment (nirmatrelvir tablets and ritonavir tablets)
PC1	Pfizer CentreOne
Pharmacia	Pharmacia LLC (formerly Pharmacia Corporation)
Prevnar family	Includes Prevnar 20/Prevenar 20 (pediatric and adult) and Prevnar 13/Prevenar 13 (pediatric and adult)
PsA	psoriatic arthritis
QTD	Quarter-to-date or three months ended
RA	rheumatoid arthritis
R&D	research and development
RSV	respiratory syncytial virus
S&P	S&P Global (formerly Standard & Poor’s)
SCD	sickle cell disease
Sciwind Biosciences	Hangzhou Sciwind Biosciences Co., Ltd.
Seagen	Seagen Inc. and its subsidiaries
SEC	U.S. Securities and Exchange Commission
SI&A	Selling, informational and administrative expenses
Takeda	Takeda Pharmaceutical Company Limited
Tax Cuts and Jobs Act or TCJA	Legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017
UC	ulcerative colitis
U.K.	United Kingdom
U.S.	United States
ViiV	ViiV Healthcare Limited
Vyndaqel family	Includes Vyndaqel, Vyndamax and Vynmac
Wyeth	Wyeth LLC (formerly Wyeth)
YTD	Year-to-date or nine months ended
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(MILLIONS, EXCEPT PER SHARE DATA)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Revenues:
Product revenues	$13,255	$13,920	$36,833	$37,168
Alliance revenues	2,851	2,298	7,888	6,684
Royalty revenues	477	436	1,347	1,170
Total revenues	16,583	16,654	46,067	45,022
Costs and expenses:
Cost of sales(a)	4,028	4,172	11,668	10,795
Selling, informational and administrative expenses(a)	3,279	3,186	9,651	9,632
Research and development expenses(a)	3,016	2,546	8,315	7,231
Acquired in-process research and development expenses	669	1,390	822	1,401
Amortization of intangible assets	1,128	1,223	3,497	3,644
Restructuring charges and certain acquisition-related costs	791	286	1,347	945
Other (income)/deductions––net	288	517	4,866	2,210
Income from continuing operations before provision/(benefit) for taxes on income	3,385	3,334	5,902	9,162
Provision/(benefit) for taxes on income	134	(216)	188	(264)
Income from continuing operations	3,251	3,550	5,714	9,427
Discontinued operations––net of tax	—	—	(5)	25
Net income before allocation to noncontrolling interests	3,252	3,550	5,710	9,452
Less: Net income attributable to noncontrolling interests	10	9	29	33
Net income attributable to Pfizer Inc. common shareholders	$3,242	$3,541	$5,681	$9,419

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.57	$0.62	$1.00	$1.66
Discontinued operations––net of tax	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.57	$0.62	$1.00	$1.66

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.56	$0.62	$0.99	$1.65
Discontinued operations––net of tax	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.56	$0.62	$0.99	$1.65

Weighted-average shares––basic	5,700	5,685	5,697	5,682
Weighted-average shares––diluted	5,751	5,714	5,739	5,710
(a) Exclusive of amortization of intangible assets.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(MILLIONS)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net income before allocation to noncontrolling interests	$3,252	$3,550	$5,710	$9,452

Foreign currency translation adjustments, net	194	365	1,075	(66)
Unrealized holding gains/(losses) on derivative financial instruments, net	104	(1)	189	(396)
Reclassification adjustments for (gains)/losses included in net income(a)	(42)	177	(44)	(242)
	62	176	145	(638)
Unrealized holding gains/(losses) on available-for-sale securities, net	6	(10)	(13)	124
Reclassification adjustments for (gains)/losses included in net income(b)	19	(97)	61	(25)
	24	(107)	48	100
Reclassification adjustments related to amortization of prior service costs and other, net	(6)	(16)	(20)	(70)
Reclassification adjustments related to curtailments of prior service costs and other, net	(2)	(5)	(7)	(49)
	(9)	(21)	(26)	(119)
Other comprehensive income/(loss), before tax	272	413	1,242	(723)
Tax provision/(benefit) on other comprehensive income/(loss)	23	45	156	(492)
Other comprehensive income/(loss) before allocation to noncontrolling interests	$249	$367	$1,086	$(231)

Comprehensive income/(loss) before allocation to noncontrolling interests	$3,501	$3,917	$6,795	$9,221
Less: Comprehensive income/(loss) attributable to noncontrolling interests	10	4	14	26
Comprehensive income/(loss) attributable to Pfizer Inc.	$3,491	$3,913	$6,782	$9,195
(a)Reclassified into Other (income)/deductions—net and Cost of sales. See Note 7E.
(b)Reclassified into Other (income)/deductions—net.
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS)	September 27, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$1,824	$1,142
Short-term investments	12,448	12,454
Trade accounts receivable, net of allowance for doubtful accounts: 2026—$426; 2025—$427	14,192	11,874
Inventories	10,022	10,654
Current tax assets	3,375	3,967
Other current assets	3,147	2,808
Total current assets	45,009	42,898
Long-term investments	1,453	1,621
Property, plant and equipment, net of accumulated depreciation: 2026—$18,344; 2025—$17,386	19,048	19,317
Identifiable intangible assets, net	45,956	53,731
Goodwill	71,464	71,264
Noncurrent deferred tax assets and other noncurrent tax assets	11,591	9,699
Other noncurrent assets	10,024	9,631
Total assets	$204,544	$208,160

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt: 2026—$2,604; 2025—$2,997	$2,674	$3,154
Trade accounts payable	4,070	5,240
Dividends payable	—	2,445
Income taxes payable	438	3,103
Accrued compensation and related items	3,398	3,610
Other current liabilities	21,146	19,432
Total current liabilities	31,726	36,984
Long-term debt	59,997	61,641
Pension and postretirement benefit obligations	1,921	2,041
Noncurrent deferred tax liabilities	1,936	2,401
Other taxes payable	4,247	3,591
Other noncurrent liabilities	15,416	14,725
Total liabilities	115,243	121,385

Commitments and Contingencies

Common stock	482	481
Additional paid-in capital	95,355	94,469
Treasury stock	(115,195)	(115,015)
Retained earnings	115,328	114,610
Accumulated other comprehensive loss	(6,969)	(8,069)
Total Pfizer Inc. shareholders’ equity	89,001	86,476
Equity attributable to noncontrolling interests	299	299
Total equity	89,301	86,775
Total liabilities and equity	$204,544	$208,160
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, June 28, 2026	9,641	$482	$95,033	(3,942)	$(115,194)	$112,087	$(7,218)	$85,190	$302	$85,492
Net income						3,242		3,242	10	3,252
Other comprehensive income/(loss), net of tax							249	249	—	249
Cash dividends declared, per share: $—
Common stock						—		—		—
Noncontrolling interests								—	(13)	(13)
Share-based payment transactions	—	—	323	—	(1)	(1)		321		321
Other			—			—	—	—	—	—
Balance, September 27, 2026	9,642	$482	$95,355	(3,942)	$(115,195)	$115,328	$(6,969)	$89,001	$299	$89,301

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, June 29, 2025	9,620	$481	$94,053	(3,935)	$(115,010)	$117,609	$(8,438)	$88,695	$317	$89,012
Net income						3,541		3,541	9	3,550
Other comprehensive income/(loss), net of tax							372	372	(5)	367
Cash dividends declared, per share: $—
Common stock						—		—		—
Noncontrolling interests								—	(31)	(31)
Share-based payment transactions	—	—	195	—	(2)	(1)		193		193
Other			—	—	—	—		—	5	5
Balance, September 28, 2025	9,621	$481	$94,248	(3,935)	$(115,011)	$121,150	$(8,066)	$92,801	$295	$93,096

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2026	9,621	$481	$94,469	(3,935)	$(115,015)	$114,610	$(8,069)	$86,476	$299	$86,775
Net income						5,681		5,681	29	5,710
Other comprehensive income/(loss), net of tax							1,100	1,100	(15)	1,086
Cash dividends declared, per share: $0.86
Common stock						(4,902)		(4,902)		(4,902)
Noncontrolling interests								—	(13)	(13)
Share-based payment transactions	20	1	886	(7)	(181)	(62)		645		645
Other			—	—	—	—		—	—	—
Balance, September 27, 2026	9,642	$482	$95,355	(3,942)	$(115,195)	$115,328	$(6,969)	$89,001	$299	$89,301

	PFIZER INC. SHAREHOLDERS
	Common Stock			Treasury Stock
(MILLIONS, EXCEPT PER SHARE DATA)	Shares	Par Value	Add’l Paid-In Capital	Shares	Cost	Retained Earnings	Accum. Other Comp. Loss	Share- holders’ Equity	Non-controlling interests	Total Equity
Balance, January 1, 2025	9,593	$480	$93,603	(3,926)	$(114,763)	$116,725	$(7,842)	$88,203	$294	$88,497
Net income						9,419		9,419	33	9,452
Other comprehensive income/(loss), net of tax							(224)	(224)	(7)	(231)
Cash dividends declared, per share: $0.86
Common stock						(4,889)		(4,889)		(4,889)
Noncontrolling interests								—	(31)	(31)
Share-based payment transactions	28	1	645	(9)	(248)	(105)		293		293
Other			—	—	—	—		—	6	7
Balance, September 28, 2025	9,621	$481	$94,248	(3,935)	$(115,011)	$121,150	$(8,066)	$92,801	$295	$93,096
See Accompanying Notes.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(MILLIONS)	September 27, 2026	September 28, 2025
Operating Activities
Net income before allocation to noncontrolling interests	$5,710	$9,452
Discontinued operations—net of tax	(5)	25
Net income from continuing operations before allocation to noncontrolling interests	5,714	9,427
Adjustments to reconcile net income from continuing operations before allocation to noncontrolling interests to net cash provided by/(used in) operating activities:
Depreciation and amortization	4,812	4,905
Asset write-offs and impairments	4,487	864
Deferred taxes	(2,192)	(1,700)
Share-based compensation expense	883	574
Benefit plan contributions in excess of expense/income	(398)	(418)
Net gain from the sale of investment in ViiV	(1,870)	—
Other adjustments, net	(408)	(353)
Other changes in assets and liabilities, net of acquisitions and divestitures	(2,203)	(6,944)
Net cash provided by/(used in) operating activities	8,825	6,356

Investing Activities
Purchases of property, plant and equipment	(1,542)	(1,784)
Purchases of short-term investments	(9,488)	(10,308)
Proceeds from redemptions/sales of short-term investments	8,977	13,236
Net (purchases of)/proceeds from redemptions/sales of short-term investments with original maturities of three months or less	726	(3,251)
Purchases of long-term investments	(121)	(215)
Proceeds from redemptions/sales of long-term investments	338	504
Proceeds from the sale of investment in ViiV	1,875	—
Proceeds from sales of investment in Haleon	—	6,311
Other investing activities, net	100	302
Net cash provided by/(used in) investing activities	865	4,795

Financing Activities
Payments on short-term borrowings	—	(2,199)
Net (payments on)/proceeds from short-term borrowings with original maturities of three months or less	(87)	(897)
Proceeds from issuance of long-term debt	—	3,687
Payments on long-term debt	(1,250)	(3,750)
Cash dividends paid	(7,347)	(7,326)
Other financing activities, net	(341)	(415)
Net cash provided by/(used in) financing activities	(9,025)	(10,900)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash and cash equivalents	16	36
Net increase/(decrease) in cash and cash equivalents and restricted cash and cash equivalents	681	287
Cash and cash equivalents and restricted cash and cash equivalents, at beginning of period	1,197	1,107
Cash and cash equivalents and restricted cash and cash equivalents, at end of period	$1,878	$1,394
Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes	$3,965	$3,671
Interest paid	1,824	1,758
Interest rate hedges	58	95
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
Pfizer’s fiscal quarter-end for subsidiaries operating outside the U.S. is as of and for the three and nine months ended August 23, 2026 and August 24, 2025, and for U.S. subsidiaries is as of and for the three and nine months ended September 27, 2026 and September 28, 2025.
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
B. Revenues and Trade Accounts Receivable

Deductions from Revenues––Our accruals for Medicare, Medicaid and related state program and performance-based contract rebates, chargebacks, sales allowances and sales returns and cash discounts are as follows:

(MILLIONS)	September 27, 2026	December 31, 2025
Reserve against Trade accounts receivable, net of allowance for doubtful accounts	$2,229	$1,803
Other current liabilities:
Accrued rebates	9,801	7,909
Other accruals	779	750
Other noncurrent liabilities	347	1,204
Total accrued rebates and other sales-related accruals	$13,155	$11,666
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
During the three and nine months ended September 27, 2026 and September 28, 2025, additions to the allowance for credit losses, write-offs and recoveries of customer receivables were not material to our condensed consolidated financial statements.
For additional information on our trade accounts receivable, see Note 1G in our 2025 Form 10-K.
Note 2. Acquisition, In-Licensing Arrangement, Sale of Investment, Research and Development Arrangement and Collaborative Arrangement
A. Acquisition
Metsera––On November 13, 2025, we acquired Metsera, a clinical-stage biopharmaceutical company accelerating the next generation of medicines for obesity and cardiometabolic diseases, for $65.60 per share in cash plus a contingent value right (CVR) of up to $20.65 per share in potential additional payments (up to $2.3 billion) tied to the achievement of three specified milestones: $4.60 per share following the Phase 3 clinical trial start of Metsera’s injectable GLP-1 receptor agonist MET-097i+amylin analog MET-233i combination, $6.40 per share following FDA approval of Metsera’s monthly MET-097i monotherapy and $9.65 per share following FDA approval of Metsera’s monthly MET-097i+MET-233i combination. The total

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

fair value of the consideration transferred was $8.0 billion ($7.8 billion net of cash acquired), which includes the fair value of $632 million for the CVRs and $475 million for employee stock awards related to pre-acquisition service.
In connection with this business combination, we provisionally recorded: (i) $7.9 billion of Identifiable intangible assets, net, consisting of IPR&D, (ii) $2.1 billion of Goodwill, (iii) $1.6 billion of net deferred tax liabilities, and (iv) $604 million of contingent consideration liability assumed from Metsera. Goodwill, which resulted primarily from the recognition of deferred tax liabilities, is related to our Biopharma segment and is not deductible for tax purposes. The contingent consideration liability was recorded at fair value and relates to Metsera’s 2023 acquisition of Zihipp Ltd (Zihipp). As a part of that transaction, the former Zihipp shareholders are entitled to future potential development, regulatory and commercialization milestone payments, along with low-single digit royalties on net product sales on the MET-097i and MET-233i product candidates. The allocation of the consideration transferred to the assets acquired and liabilities assumed has not yet been finalized.
B. In-Licensing Arrangement
In-Licensing Arrangement with Sciwind Biosciences––In February 2026, Pfizer and Sciwind Biosciences announced a strategic commercialization collaboration in which Pfizer obtained exclusive commercialization rights for Sciwind Biosciences’ glucagon-like peptide 1 (GLP-1) receptor agonist ecnoglutide in Mainland China. Sciwind Biosciences remains the Marketing Authorization Holder and is responsible for R&D, registration, manufacturing and supply of the product. Sciwind Biosciences is eligible to receive an aggregate of up to $495 million in upfront, regulatory and sales-based milestone payments.
C. Sale of Investment
Sale of Investment in ViiV––On March 31, 2026, which fell in our second fiscal quarter of 2026, Pfizer completed the exit of its 11.7% investment in ViiV. We received $1.875 billion in cash proceeds. See Note 4 and Note 2C in our 2025 Form 10-K.
Dividend income from our investment in ViiV, recorded in Other (income)/deductions—net, was $58 million and $72 million for the three months ended September 27, 2026 and September 28, 2025, respectively, and $239 million and $184 million for the nine months ended September 27, 2026 and September 28, 2025, respectively. The third-quarter 2026 dividend was the final dividend we received from ViiV following the exit of our investment (see Note 4).
D. Research and Development Arrangement
Research and Development Funding Arrangement with Abingworth—In June 2026, we entered into an arrangement with Abingworth under which we will receive up to a total of $300 million in 2026 through 2029 to co-fund our quarterly development costs for a specified treatment. As there is a substantive transfer of risk to the financial partner, the development funding is recognized by us as an obligation to perform contractual services. We are recognizing the funding as a reduction of Research and development expenses using an attribution model over the period of the related expenses. The reduction to Research and development expenses for the third quarter and first nine months of 2026 was $19 million and $45 million, respectively. If successful, upon regulatory approval in the U.S. for the indication based on the applicable clinical trial, Abingworth will be eligible to receive an approval-based milestone payment of up to $180 million, contingent upon the successful results of the clinical trial and payable over a period of approximately eighteen months. Following potential regulatory approval, Abingworth will be eligible to receive sales-based milestone payments of up to $420 million in total, based on the achievement of certain levels of cumulative applicable net sales and payable over a period of approximately three years, as well as royalties based on mid-single digit percentage of the applicable net sales, subject to an annual cap. The net present value of the approval-based milestone payments and sales-based milestone payments, when earned, would be recorded as intangible assets and amortized to Amortization of intangible assets over the shorter of the term of the agreement or the estimated commercial life of the product. Accretion of interest on the liabilities to pay Abingworth will be recognized as interest expense in Other (income)/deductions—net. Royalties on net sales will be recorded as Cost of sales when the related product sales occur.
E. Collaborative Arrangement
Collaboration Agreement with Innovent––In May 2026, we entered into a strategic global in-licensing and collaboration agreement with Innovent, a Chinese biopharmaceutical company, for the research and development of 12 early-stage and de novo cancer medicines. The partnership includes in-licensing, co-development, and co-commercialization opportunities across a diverse portfolio of antibody-drug conjugates (ADCs) with novel differentiated payloads and multi-specific antibodies. Under the terms of the agreement, Innovent received a $650 million upfront payment upon closing and is eligible for up to $9.85 billion in development, regulatory and sales-based milestone payments. Additionally, Innovent will receive royalties of up to a low double-digit percentage on sales of each licensed product if approved. Four programs will be co-developed and co-commercialized by Pfizer and Innovent, and the two companies will share the profits generated by those programs in the U.S., the U.K., and the European Union. The transaction closed in July 2026. We recorded the $650 million upfront payment as Acquired in-process research and development expenses in the third quarter of 2026 and presented it as a cash outflow from operating activities.

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
We expect costs associated with these components of the program to be incurred through 2027 and to total approximately $4.7 billion, representing primarily cash expenditures for severance, implementation, exit, and digital enablement costs, as well as non-cash asset write-downs of which $3.4 billion is associated with our Biopharma segment.
In the third quarter of 2026, we identified additional productivity enhancements from technology and simplification efforts across our commercial, R&D and enabling functions designed to further reduce costs in SI&A. We expect one-time costs to achieve the additional savings to be incurred through 2029 and to total approximately $2.0 billion, primarily representing cash expenditures for severance, implementation and digital enablement of which $800 million is associated with our Biopharma segment.
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
We expect costs associated with all the components of this program to total approximately $7.3 billion of which $4.8 billion is associated with our Biopharma segment.
From the start of this program through September 27, 2026, we incurred total costs of $5.7 billion, of which $4.3 billion is associated with our Biopharma segment (including $3.7 billion of restructuring charges).
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
In the third quarter of 2026, we announced the next phase of the program, with a focus on network structure changes, product portfolio enhancements and additional operational efficiencies. The one-time costs to achieve the savings associated with this phase of the program are expected to be approximately $4.0 billion, substantially all associated with our Biopharma segment, with approximately 60% representing non-cash expenditures for accelerated depreciation and asset write-downs and 40% representing cash expenditures for severance, implementation and exit costs. The costs to achieve these savings are expected to be incurred through 2029.
We expect costs associated with both phases of this program to total approximately $5.4 billion, substantially all of which is associated with our Biopharma segment.
From the start of this program through September 27, 2026, we incurred total costs of $1.2 billion, substantially all of which relates to our Biopharma segment (including $889 million of restructuring charges). These costs were recorded primarily through 2025, with cash outlays expected primarily through 2029.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Key Activities

The following summarizes costs and credits for acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended		Nine Months Ended
(MILLIONS)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Restructuring charges/(credits):
Employee terminations	$702	$124	$1,071	$360
Asset impairments	30	111	112	328
Exit costs	21	2	38	96
Restructuring charges/(credits)(a)	753	237	1,221	784
Transaction costs	2	—	2	—
Integration costs and other(b)	35	49	124	162
Restructuring charges and certain acquisition-related costs	791	286	1,347	945
Net periodic benefit costs/(credits) recorded in Other (income)/deductions––net	(1)	(6)	(3)	(74)
Inventory write-offs––recorded in Cost of sales	6	33	52	33
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of operations as follows(c):
Cost of sales	14	3	27	10
Research and development expenses	—	1	—	1
Total additional depreciation––asset restructuring	14	4	28	11
Implementation costs recorded in our condensed consolidated statements of operations as follows(d):
Cost of sales	21	26	61	72
Selling, informational and administrative expenses	50	26	142	46
Research and development expenses	60	53	162	116
Total implementation costs	131	105	364	234
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$940	$423	$1,788	$1,150
(a)Primarily represents cost-reduction initiatives. Amounts associated with our Biopharma segment: (i) charges of $461 million for the three months ended September 27, 2026 (including charges of $385 million for our Realigning our Cost Base Program and charges of $65 million for our Manufacturing Optimization Program), (ii) charges of $882 million for the nine months ended September 27, 2026 (including charges of $849 million for our Realigning our Cost Base Program and charges of $14 million for our Manufacturing Optimization Program), (iii) charges of $240 million for the three months ended September 28, 2025 (including charges of $117 million for our Manufacturing Optimization Program and charges of $107 million for our Realigning our Cost Base Program) and (iv) charges of $451 million for the nine months ended September 28, 2025 (including charges of $669 million for our Realigning our Cost Base Program and credits of $295 million for our Manufacturing Optimization Program). For the nine months ended September 28, 2025, Employee terminations included revisions of estimates of previously recorded accruals for severance benefits, driven in large part by higher-than-expected voluntary attrition.
(b)Represents external, incremental costs directly related to integrating acquired businesses, such as expenditures for consulting and the integration of systems and processes, and certain other qualifying costs.
(c)Represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.
(d)Represents incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following summarizes the components and changes in restructuring accruals:
(MILLIONS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2025(a)	$1,783	$—	$127	$1,910
Provision	1,071	112	38	1,221
Utilization and other(b)	(758)	(112)	(63)	(934)
Balance, September 27, 2026(c)	$2,096	$—	$101	$2,197
(a)Included in Other current liabilities ($1.4 billion) and Other noncurrent liabilities ($466 million).
(b)Other activity includes adjustments for foreign currency translation that are not material to our condensed consolidated financial statements.
(c)Included in Other current liabilities ($1.2 billion) and Other noncurrent liabilities ($972 million).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Other (Income)/Deductions—Net

Components of Other (income)/deductions––net include:
	Three Months Ended		Nine Months Ended
(MILLIONS)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Interest income	$(108)	$(138)	$(336)	$(437)
Interest expense	662	652	1,998	1,960
Net interest expense	554	514	1,662	1,523
Net (gains)/losses on asset disposals	(132)	(2)	(150)	(91)
Net (gains)/losses recognized during the period on equity securities	75	(201)	121	94
Income from collaborations, out-licensing arrangements and sales of compound/product rights	(111)	(45)	(165)	(82)
Net periodic benefit costs/(credits) other than service costs	(103)	(73)	(258)	(333)
Certain legal matters, net(a)	13	191	1,047	755
Certain asset impairments(b)	—	260	4,325	577
Net gain from the sale of investment in ViiV(c)	—	—	(1,870)	—
Changes in fair value of contingent consideration liabilities(d)	159	15	709	57
Other, net(e)	(167)	(141)	(556)	(291)
Other (income)/deductions––net	$288	$517	$4,866	$2,210
(a)The amount for the first nine months of 2026 primarily includes certain product liability and other legal expenses. The amount for the third quarter of 2025 primarily included certain product liability expenses. The amount for the first nine months of 2025 primarily included certain product liability and other legal expenses.
(b)The amount for the first nine months of 2026 represents intangible asset impairment charges associated with our Biopharma segment, composed of: (i) $3.8 billion in impairments of IPR&D assets associated with a Phase 3 study for sigvotatug vedotin for the second line treatment of metastatic non-squamous NSCLC, reflecting unfavorable clinical trial results, and (ii) $525 million for Oxbryta (voxelotor) developed technology rights, after engaging with the FDA in July 2026 to discuss their assessment of data and analyses, and it was determined there was no viable pathway to return Oxbryta to the market in the U.S. The amounts for the third quarter and first nine months of 2025 included an intangible asset impairment charge associated with our Biopharma segment of $260 million related to IPR&D associated with a Phase 3 study for inclacumab for the treatment of SCD, which reflected unfavorable clinical trial results. The amount for the first nine months of 2025 also included an intangible asset impairment charge associated with our Biopharma segment of $210 million for a Phase 2 indefinite-lived out-licensed asset that was discontinued by our out-licensing partner.
(c)See Note 2C.
(d)See Notes 1D and 16D in our 2025 Form 10-K and Note 7A.
(e)The amounts for the third quarter and first nine months of 2026 include, among other things, dividend income of $58 million and $239 million, respectively, from our previous investment in ViiV. The amounts for the third quarter and first nine months of 2025 included, among other things, dividend income of $72 million and $184 million, respectively, from our previous investment in ViiV.

Additional information about the intangible assets that were impaired during 2026 follows:
					Nine Months Ended
	Fair Value(a)				September 27, 2026
(MILLIONS)	Amount	Level 1	Level 2	Level 3	Impairment
IPR&D(b)	$5,600	$—	$—	$5,600	$3,800
Developed technology rights(b)	—	—	—	—	525
Total	$5,600	$—	$—	$5,600	$4,325
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
Note 5. Tax Matters
A. Taxes on Income from Continuing Operations
Our effective tax rate for continuing operations was 3.9% for the third quarter of 2026, compared to (6.5)% for the third quarter of 2025, and was 3.2% for the first nine months of 2026, compared to (2.9)% for the first nine months of 2025. The higher

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

effective tax rates for the third quarter and the first nine months of 2026, compared to the third quarter and the first nine months of 2025 were primarily due to the non-recurrence of the remeasurement of certain deferred tax liabilities, agreements, and resolutions with tax authorities, partially offset by favorable changes in the jurisdictional mix of earnings.
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
See Note 5D in our 2025 Form 10-K.
C. Tax Provision/(Benefit) on Other Comprehensive Income/(Loss)

Components of Tax provision/(benefit) on other comprehensive income/(loss) include:
	Three Months Ended		Nine Months Ended
(MILLIONS)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Foreign currency translation adjustments, net(a)	$5	$34	$117	$(338)
Unrealized holding gains/(losses) on derivative financial instruments, net	24	(2)	40	(84)
Reclassification adjustments for (gains)/losses included in net income	(8)	32	(1)	(55)
	17	30	39	(139)
Unrealized holding gains/(losses) on available-for-sale securities, net	1	(1)	(1)	16
Reclassification adjustments for (gains)/losses included in net income	2	(12)	7	(3)
	2	(13)	6	12
Reclassification adjustments related to amortization of prior service costs and other, net	(2)	(4)	(5)	(17)
Reclassification adjustments related to curtailments of prior service costs and other, net	1	(1)	(1)	(11)
	(1)	(5)	(6)	(28)
Tax provision/(benefit) on other comprehensive income/(loss)	$23	$45	$156	$(492)
(a)Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that are expected to be held indefinitely.
Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following summarizes the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS)	Foreign Currency Translation Adjustments(a)	Derivative Financial Instruments	Available-For-Sale Securities	Prior Service (Costs)/Credits and Other	Accumulated Other Comprehensive Income/(Loss)
Balance, January 1, 2026	$(7,796)	$(321)	$(28)	$75	$(8,069)
Other comprehensive income/(loss)(b)	973	106	42	(21)	1,100
Balance, September 27, 2026	$(6,822)	$(215)	$14	$55	$(6,969)
(a)Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests.
(b)Foreign currency translation adjustments include net gains/(losses) related to the impact of our net investment hedging program.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments
A. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis and Fair Value Hierarchy:

	September 27, 2026				December 31, 2025
(MILLIONS)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Short-term investments
Equity securities with readily determinable fair value(a)	$1,650	$—	$1,650	$—	$2,596	$—	$2,596	$—

Available-for-sale debt securities:
Government and agency—non-U.S.	4,498	—	4,498	—	4,859	—	4,859	—
Government and agency—U.S.	2,553	—	2,553	—	3,030	—	3,030	—
Corporate and other	2,068	—	2,068	—	1,294	—	1,294	—
	9,118	—	9,118	—	9,183	—	9,183	—
Total short-term investments	10,768	—	10,768	—	11,779	—	11,779	—
Other current assets
Derivative assets:
Interest rate contracts	7	—	7	—	—	—	—	—
Foreign exchange contracts	481	—	481	—	416	—	416	—
Total other current assets	488	—	488	—	416	—	416	—
Long-term investments
Equity securities with readily determinable fair values(b)	484	484	—	—	642	642	—	—

Available-for-sale debt securities:
Government and agency—non-U.S.	—	—	—	—	1	—	1	—
Corporate and other	—	—	—	—	—	—	—	—
	—	—	—	—	1	—	1	—
Total long-term investments	484	484	—	—	642	642	1	—
Other noncurrent assets
Derivative assets:
Interest rate contracts	—	—	—	—	52	—	52	—
Foreign exchange contracts	148	—	148	—	64	—	64	—
Total derivative assets	148	—	148	—	116	—	116	—
Insurance contracts(c)	1,103	—	1,103	—	999	—	999	—
Total other noncurrent assets	1,251	—	1,251	—	1,115	—	1,115	—
Total assets	$12,992	$484	$12,508	$—	$13,953	$642	$13,311	$—

Financial liabilities:
Other current liabilities
Derivative liabilities:
Interest rate contracts	$—	$—	$—	$—	$16	$—	$16	$—
Foreign exchange contracts	240	—	240	—	412	—	412	—
Contingent consideration liabilities(d)	73	—	—	73	95	—	—	95
Total other current liabilities	313	—	240	73	523	—	428	95
Other noncurrent liabilities
Derivative liabilities:
Interest rate contracts	737	—	737	—	215	—	215	—
Foreign exchange contracts	652	—	652	—	815	—	815	—
Contingent consideration liabilities(d)	2,308	—	—	2,308	1,695	—	—	1,695
Total other noncurrent liabilities	3,697	—	1,389	2,308	2,725	—	1,030	1,695
Total liabilities	$4,010	$—	$1,629	$2,381	$3,248	$—	$1,458	$1,790
(a)Includes money market funds primarily invested in U.S. Treasury and government debt.
(b)Long-term equity securities of $122 million as of September 27, 2026 and $146 million as of December 31, 2025 were held in restricted trusts for U.S. non-qualified employee benefit plans.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following provides the changes in our contingent consideration liabilities valued using significant unobservable inputs:
	Nine Months Ended
(MILLIONS)	September 27, 2026	September 28, 2025
Fair value, beginning	$1,790	$517
Changes in estimated fair value(a)	709	57
Additions	—	—
Settlements and other	(118)	(54)
Transfer into/(out of) Level 3	—	—
Fair value, ending	$2,381	$520
(a)Reported in Other (income)/deductions––net. See Note 4. The amount in the first nine months of 2026 is primarily related to our acquisition of Metsera.
Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis––The carrying value of Long-term debt, excluding the current portion, was $60 billion as of September 27, 2026 and $62 billion as of December 31, 2025. The estimated fair value of such debt, using a market approach and Level 2 inputs, was $55 billion as of September 27, 2026 and $60 billion as of December 31, 2025.
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities, long-term receivables and short-term borrowings not measured at fair value on a recurring basis were not significant as of September 27, 2026 and December 31, 2025. The fair value measurements of our held-to-maturity debt securities and short-term borrowings are based on Level 2 inputs. The fair value measurements of our long-term receivables and private equity securities are based on Level 3 inputs.
B. Investments
Total Short-Term and Long-Term Investments

The following summarizes our investments by classification type:
(MILLIONS)	September 27, 2026	December 31, 2025
Short-term investments
Equity securities with readily determinable fair values	$1,650	$2,596
Available-for-sale debt securities	9,118	9,183
Held-to-maturity debt securities	1,680	675
Total Short-term investments	$12,448	$12,454

Long-term investments
Equity securities with readily determinable fair values(a)	$484	$642
Available-for-sale debt securities	—	1
Held-to-maturity debt securities	53	48
Private equity securities at cost(a)	654	696
Equity-method investments	262	235
Total Long-term investments	$1,453	$1,621
(a)Represent investments in the life sciences sector.
Debt Securities

Our investment portfolio consists of investment-grade debt securities issued across diverse governments, corporate and financial institutions:
	September 27, 2026							December 31, 2025
		Gross Unrealized			Maturities (in Years)				Gross Unrealized
(MILLIONS)	Amortized Cost	Gains	Losses	Fair Value	Within 1	Over 1 to 5	Over 5	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities
Government and agency––non-U.S.	$4,482	$18	$(3)	$4,498	$4,498	$—	$—	$4,890	$3	$(34)	$4,859
Government and agency––U.S.	2,553	—	—	2,553	2,553	—	—	3,030	—	—	3,030
Corporate and other	2,067	1	—	2,068	2,068	—	—	1,295	—	(1)	1,294
Held-to-maturity debt securities
Corporate, time deposits and other	964	—	—	964	917	9	39	487	—	—	487
Government and agency––non-U.S.	768	—	—	768	763	4	1	236	—	—	236
Total debt securities	$10,834	$19	$(3)	$10,851	$10,798	$13	$40	$9,938	$3	$(35)	$9,906

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
Equity Securities

The following presents the calculation of the portion of unrealized (gains)/losses that relates to equity securities, excluding equity-method investments, held at the reporting date:
	Three Months Ended		Nine Months Ended
(MILLIONS)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net (gains)/losses recognized during the period on equity securities(a)	$75	$(201)	$121	$94
Less: Net (gains)/losses recognized during the period on equity securities sold during the period	(59)	(224)	(81)	(1,159)
Net unrealized (gains)/losses during the reporting period on equity securities still held at the reporting date	$134	$23	$202	$1,253
(a)Reported in Other (income)/deductions––net. See Note 4.
Included in net unrealized (gains)/losses are observable price changes on equity securities without readily determinable fair values. As of September 27, 2026, there were cumulative impairments and downward adjustments of $535 million and upward adjustments of $226 million. Impairments, downward and upward adjustments were not material to our operations in the third quarters and first nine months of 2026 and 2025.
C. Short-Term Borrowings

Short-term borrowings include:
(MILLIONS)	September 27, 2026	December 31, 2025
Current portion of long-term debt, principal amount	$2,605	$3,000
Other short-term borrowings, principal amount(a)	70	157
Total short-term borrowings, principal amount	2,675	3,157
Net unamortized discounts, premiums and debt issuance costs	(1)	(3)
Total Short-term borrowings, including current portion of long-term debt, carried at historical proceeds, as adjusted	$2,674	$3,154
(a)Primarily includes cash collateral. See Note 7F.
D. Long-Term Debt

The following summarizes the aggregate principal amount of our senior unsecured long-term debt, and adjustments to report our aggregate long-term debt:
(MILLIONS)	September 27, 2026	December 31, 2025
Total long-term debt, principal amount	$60,263	$61,293
Net fair value adjustments related to hedging and purchase accounting	191	834
Net unamortized discounts, premiums and debt issuance costs	(457)	(486)
Total long-term debt, carried at historical proceeds, as adjusted	$59,997	$61,641
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
The derivative financial instruments primarily hedge or offset exposures in the euro, U.K. pound, Chinese renminbi, Canadian dollar, Japanese yen, and Swedish krona, and include a portion of our forecasted foreign exchange-denominated intercompany inventory sales hedged up to two years. We may also seek to protect against possible declines in the net investments of our foreign business entities.
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

The following summarizes the fair value of the derivative financial instruments and notional amounts:
	September 27, 2026			December 31, 2025
		Fair Value			Fair Value
(MILLIONS)	Notional	Asset	Liability	Notional	Asset	Liability
Derivatives designated as hedging instruments:
Foreign exchange contracts(a)	$23,670	$479	$723	$22,984	$325	$1,066
Interest rate contracts	9,245	7	737	6,750	52	230
		486	1,460		377	1,296
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$14,971	151	169	$22,777	155	162
Total		$637	$1,629		$532	$1,458
(a)The notional amount of outstanding foreign exchange contracts hedging our intercompany forecasted inventory sales was $4.9 billion as of September 27, 2026 and $5.0 billion as of December 31, 2025.

The following summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk exposures:
	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Three Months Ended
(MILLIONS)	Sept. 27, 2026	Sept. 28, 2025	Sept. 27, 2026	Sept. 28, 2025	Sept. 27, 2026	Sept. 28, 2025
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Interest rate contracts	$—	$—	$—	$—	$—	$—
Foreign exchange contracts(b)	—	—	99	(11)	36	(187)
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	5	10	6	10
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	(478)	13	—	—	—	—
Hedged item	480	(13)	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	12	88	—	—
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	57	89	60	56
Non-Derivative Financial Instruments in Net Investment Hedge Relationships(d):
Foreign currency short-term borrowings	—	—	2	—	—	—
Foreign currency long-term debt	—	—	—	5	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	10	15	—	—	—	—
	$12	$15	$175	$181	$102	$(120)

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Gains/(Losses) Recognized in OID(a)		Gains/(Losses) Recognized in OCI(a)		Gains/(Losses) Reclassified from OCI into OID and COS(a)
	Nine Months Ended
(MILLIONS)	Sept. 27, 2026	Sept. 28, 2025	Sept. 27, 2026	Sept. 28, 2025	Sept. 27, 2026	Sept. 28, 2025
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Interest rate contracts	$—	$—	$—	$—	$—	$—
Foreign exchange contracts(b)	—	—	160	(438)	14	200
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	29	42	29	42
Derivative Financial Instruments in Fair Value Hedge Relationships:
Interest rate contracts	(574)	228	—	—	—	—
Hedged item	574	(228)	—	—	—	—
Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign exchange contracts	—	—	422	(1,273)	—	—
Amount excluded from effectiveness testing and amortized into earnings(c)	—	—	110	237	173	150
Non-Derivative Financial Instruments in Net Investment Hedge Relationships(d):
Foreign currency short-term borrowings	—	—	28	—	—	—
Foreign currency long-term debt	—	—	(2)	(97)	—	—
Derivative Financial Instruments Not Designated as Hedges:
Foreign exchange contracts	(34)	103	—	—	—	—
	$(34)	$103	$747	$(1,528)	$217	$392
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
(b)The amounts reclassified from OCI into COS were:
•a net gain of $14 million in the third quarter of 2026;
•a net loss of $6 million in the first nine months of 2026;
•a net loss of $23 million in the third quarter of 2025; and
•a net gain of $69 million in the first nine months of 2025.
The remaining amounts were reclassified from OCI into OID. Based on quarter-end foreign exchange rates that are subject to change, we expect to reclassify a pre-tax gain of $53 million within the next 12 months into income. The maximum length of time over which we are hedging our exposure to the variability in future foreign exchange cash flows is approximately 17 years and relates to foreign currency debt.
(c)The amounts reclassified from OCI were reclassified into OID.
(d)Long-term debt includes foreign currency borrowings, which are used in net investment hedges; the related carrying values as of September 27, 2026 and December 31, 2025 were $854 million and $879 million, respectively.

The following summarizes cumulative basis adjustments to our long-term debt in fair value hedges:
	September 27, 2026			December 31, 2025
		Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount			Cumulative Amount of Fair Value Hedging Adjustment Increase/(Decrease) to Carrying Amount
(MILLIONS)	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships	Carrying Amount of Hedged Assets/Liabilities(a)	Active Hedging Relationships	Discontinued Hedging Relationships
Long-term debt	$9,839	$(737)	$767	$7,110	$(163)	$821
(a)Carrying amounts exclude the cumulative amount of fair value hedging adjustments.
F. Credit Risk
A significant portion of our trade accounts receivable balances are due from wholesalers. For additional information on our trade accounts receivables with significant customers, see Note 17C in our 2025 Form 10-K.
As of September 27, 2026, the largest investment exposures in our portfolio consisted primarily of U.S. government money market funds, as well as sovereign debt instruments issued by the U.S., Germany, and the U.K.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

With respect to our derivative financial instrument agreements with financial institutions, we do not expect to incur a significant loss from failure of any counterparty. Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements with credit-support annexes that contain zero threshold provisions requiring collateral to be exchanged daily depending on levels of exposure. As a result, there are no significant concentrations of credit risk with any individual financial institution. As of September 27, 2026, the aggregate fair value of these derivative financial instruments that are in a net payable position was $1.4 billion, for which we have posted collateral of $1.4 billion with a corresponding amount reported in Short-term investments. As of September 27, 2026, the aggregate fair value of our derivative financial instruments that are in a net receivable position was $37 million, for which we have received collateral of $70 million with a corresponding amount reported in Short-term borrowings, including current portion of long-term debt.
Note 8. Other Financial Information
A. Inventories

The following summarizes the components of Inventories:
(MILLIONS)	September 27, 2026	December 31, 2025
Finished goods	$3,868	$4,113
Work-in-process	5,341	5,634
Raw materials and supplies	814	907
Inventories	$10,022	$10,654
Noncurrent inventories not included above(a)	$2,435	$2,370
(a)Included in Other noncurrent assets. Based on our current estimates and assumptions, there are no recoverability issues for these amounts.
B. Supplier Finance Program Obligation
We maintain voluntary supply chain finance agreements with several participating financial institutions. Under these agreements, participating suppliers may voluntarily elect to sell their accounts receivable with Pfizer to these financial institutions. As of September 27, 2026 and December 31, 2025, respectively, $523 million and $574 million of our trade payables to suppliers who participate in these financing arrangements were outstanding.
Note 9. Identifiable Intangible Assets, Net and Goodwill
A. Identifiable Intangible Assets

The following summarizes the components of Identifiable intangible assets:
	September 27, 2026			December 31, 2025
(MILLIONS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, Net
Finite-lived intangible assets
Developed technology rights(a)	$100,808	$(73,604)	$27,204	$100,630	$(70,172)	$30,458
Brands	1,035	(1,035)	—	1,035	(1,035)	—
Licensing agreements and other	2,396	(1,424)	972	2,341	(1,289)	1,052
	104,239	(76,063)	28,175	104,006	(72,496)	31,510
Indefinite-lived intangible assets
IPR&D(a)	17,320		17,320	21,760		21,760
Licensing agreements and other	460		460	460		460
	17,780		17,780	22,221		22,221
Identifiable intangible assets	$122,019	$(76,063)	$45,956	$126,227	$(72,496)	$53,731
(a)The gross carrying amounts as of September 27, 2026 reflect impairments recorded during the first nine months of 2026 of $3.8 billion in IPR&D assets and $525 million in developed technology rights (see Note 4). The gross carrying amounts also reflect a transfer of $580 million from IPR&D to developed technology rights for Tukysa (tucatinib).
B. Goodwill
As a result of the organizational changes to the commercial structure within our Biopharma operating segment effective in the first quarter of 2026 (see Note 13A), our goodwill is required to be reallocated amongst impacted reporting units. The reallocation of goodwill is a complex process that requires, among other things, determination of the fair value of each reporting unit under our old and new organizational structure and the portions being transferred. The reallocation will be completed in the current fiscal year. All goodwill continues to be assigned within our Biopharma reportable segment.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Pension and Postretirement Benefit Plans

The following summarizes the components of net periodic benefit cost/(credit):
	Pension Plans
	U.S.		International		Postretirement Plans
	Three Months Ended
(MILLIONS)	Sept. 27, 2026	Sept. 28, 2025	Sept. 27, 2026	Sept. 28, 2025	Sept. 27, 2026	Sept. 28, 2025
Service cost	$—	$—	$23	$27	$4	$4
Interest cost	126	133	74	76	7	6
Expected return on plan assets	(187)	(184)	(81)	(85)	(16)	(14)
Amortization of prior service cost/(credit)	—	—	1	1	(7)	(17)
Actuarial (gains)/losses	(21)	12	—	5	—	—
Curtailments	—	—	—	—	(3)	(6)
Special termination benefits	—	—	1	1	—	—
Net periodic benefit cost/(credit) reported in income	$(81)	$(40)	$19	$24	$(15)	$(27)

	Pension Plans
	U.S.		International		Postretirement Plans
	Nine Months Ended
(MILLIONS)	Sept. 27, 2026	Sept. 28, 2025	Sept. 27, 2026	Sept. 28, 2025	Sept. 27, 2026	Sept. 28, 2025
Service cost	$—	$—	$72	$77	$13	$13
Interest cost	380	398	223	218	21	19
Expected return on plan assets	(560)	(551)	(244)	(246)	(47)	(43)
Amortization of prior service cost/(credit)	—	—	3	3	(23)	(74)
Actuarial (gains)/losses	(17)	12	8	5	—	—
Curtailments	—	—	(3)	(9)	(10)	(65)
Special termination benefits	—	—	10	1	—	—
Net periodic benefit cost/(credit) reported in income	$(198)	$(142)	$69	$50	$(47)	$(150)
The components of net periodic benefit cost/(credit) other than the service cost component are primarily included in Other (income)/deductions––net (see Note 4).
For the nine months ended September 27, 2026, we contributed $95 million to our U.S. Pension Plans and $141 million to our International Pension Plans from our general assets, which include direct employer benefit payments.
Note 11. Earnings Per Common Share Attributable to Pfizer Inc. Common Shareholders

The following presents the detailed calculation of EPS:
	Three Months Ended		Nine Months Ended
(MILLIONS)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
EPS Numerator
Income from continuing operations attributable to Pfizer Inc. common shareholders	$3,241	$3,541	$5,686	$9,393
Discontinued operations––net of tax	—	—	(5)	25
Net income attributable to Pfizer Inc. common shareholders	$3,242	$3,541	$5,681	$9,419
EPS Denominator
Weighted-average number of common shares outstanding––Basic	5,700	5,685	5,697	5,682
Common-share equivalents	52	29	42	29
Weighted-average number of common shares outstanding––Diluted	5,751	5,714	5,739	5,710
Anti-dilutive common stock equivalents(a)	10	8	11	11
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
A. Legal Proceedings
Our legal contingencies include, but are not limited to, the following:
•Patent litigation, which typically involves challenges to the coverage and/or validity of patents on various products, processes or dosage forms. An adverse outcome could result in loss of patent protection for a product, a significant loss of revenues from a product or impairment of the value of associated assets. In cases in which Pfizer is a defendant, an adverse outcome could result in a potential injunction against the sale of a product or a process related to the product or both.
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
Actions In Which We Are The Plaintiff
Vyndaqel-Vyndamax (tafamidis/tafamidis meglumine)
Beginning in 2023, several generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of tafamidis capsules (61 mg) or tafamidis meglumine capsules (20 mg), challenging some or all of the patents listed in the FDA’s Orange Book for Vyndamax (tafamidis) and Vyndaqel (tafamidis meglumine). Scripps Research Institute (Scripps) owns the composition of matter patent and the method of treatment patents covering the products, and Pfizer is the exclusive licensee. Pfizer separately owns the crystalline form patent. Beginning in 2023, we and Scripps brought patent infringement actions against the generic filers in the U.S. District Court for the District of Delaware, asserting the validity and infringement of the patents in suit. In May 2026, we settled patent litigations relating to Vyndamax and Vyndaqel with all generic filers except Apotex Corp. For additional information, see A5. Legal Proceedings––Matters Resolved During the First Nine Months of 2026. The patent infringement action involving Apotex Corp. relating to Vyndamax is ongoing in the U.S. District Court for the District of Delaware.
In September 2026, Zenara Pharma Private Limited (Zenara) notified us that they had filed an ANDA with the FDA seeking approval to market a generic version of tafamidis tablets (61 mg), challenging our polymorph patent for Vyndamax. In October 2026, we brought a patent infringement action against Zenara in the U.S. District Court for the District of Delaware, asserting the validity and infringement of the polymorph patent.
Oxbryta (voxelotor)
In 2024, Zydus Pharmaceuticals (USA) Inc., Zydus Lifesciences Limited, and Zydus Worldwide DMCC (collectively, Zydus) and MSN Pharmaceuticals Inc. and MSN Laboratories Private Ltd. (collectively, MSN) separately notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of voxelotor tablets, challenging some of the patents listed in the FDA’s Orange Book for Oxbryta (voxelotor tablets in 300 mg and 500 mg strengths and/or for oral suspension) on non-infringement grounds. In 2024, we filed patent infringement actions against both generic filers in the U.S. District Court for the District of Delaware, asserting the validity and infringement of the challenged patents. Zydus and MSN have not challenged our composition of matter patents or method of treatment patents for Oxbryta. On July 31, 2026, Pfizer notified the FDA that it is voluntarily withdrawing the NDAs for Oxbryta. In September 2026, the cases were dismissed.

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
Lorbrena (lorlatinib)
In August 2026, Sun Pharmaceutical Industries Limited (Sun) notified us that they filed an ANDA with the FDA seeking approval to market generic versions of lorlatinib, challenging all four patents listed in the Orange Book for Lorbrena.  In October 2026, we filed a patent infringement action against Sun in the U.S. District Court for the District of Delaware asserting the infringement and validity of the challenged patents.
Actions in Which We are the Defendant
Comirnaty (tozinameran)
In 2022, ModernaTX, Inc. (ModernaTX) and Moderna US, Inc. (Moderna) sued several Pfizer and BioNTech entities in the U.S. District Court for the District of Massachusetts, alleging that Comirnaty infringes three U.S. patents and seeking monetary damages. ModernaTX is seeking damages for alleged infringement occurring after March 7, 2022. In 2024, the case was stayed pending the outcome of separate inter partes review actions brought at the U.S. Patent Office (USPTO) seeking to invalidate two of the asserted Moderna patents. In March 2025, the USPTO found the two Moderna patents invalid, and Moderna appealed.
In 2022, ModernaTX filed a patent infringement action in Germany against several Pfizer and BioNTech entities, alleging that Comirnaty infringes two European patents. In March 2025, the German Court found the asserted patents infringed; no decision on invalidity was rendered. In 2022, ModernaTX filed patent infringement actions in the U.K. and the Netherlands against several Pfizer and BioNTech entities, on the same two European patents. ModernaTX is seeking damages for alleged infringement occurring after March 7, 2022. In 2024, the U.K. Court revoked one of the two patents, while upholding the other as valid and infringed. Separately, the European Patent Office (EPO) revoked the same patent and upheld the same patent as the U.K. Court. ModernaTX has also filed additional patent infringement actions against Pfizer and BioNTech in certain other European jurisdictions. In September 2026, the EPO Board of Appeal revoked the other patent, with no further appeals available.
In October 2026, Moderna filed a patent infringement action in the Unified Patent Court (UPC) against certain Pfizer and BioNTech entities, alleging infringement of a European patent and seeking unspecified damages.
In October 2026, Wearne Digital filed a patent infringement action in the U.S. District Court for the Southern District of New York against Pfizer, alleging infringement of a patent relating to supply-chain infrastructure.
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
In 2024, GlaxoSmithKline Biologicals SA and GlaxoSmithKline LLC (collectively, GSK Group) sued several Pfizer and BioNTech entities in the U.S. District Court for the District of Delaware, alleging that Comirnaty infringes five U.S. patents and seeking unspecified monetary damages. In August 2024, GSK Group added three additional U.S. patents to the case. In July 2025, GSK Group sued several Pfizer and BioNTech entities in both Ireland and the UPC, alleging that Comirnaty infringes three European patents. In September 2025, Pfizer and BioNTech filed a revocation action in the U.K. with respect to the three patents asserted in the Irish and UPC cases.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In January 2025, Promosome LLC filed a complaint in the UPC, Local Division Munich, against several Pfizer and BioNTech entities, alleging that Comirnaty infringes a European patent that is in force only in France, Germany and Sweden, and seeking unspecified monetary damages in connection with the manufacture and sale of Comirnaty in France, Germany and Sweden. In July 2026, the Court issued a decision finding the Promosome LLC patent not infringed and invalid. Promosome LLC appealed the decision.
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
Paxlovid
In 2022, Enanta Pharmaceuticals, Inc. (Enanta) filed a complaint in the U.S. District Court for the District of Massachusetts against Pfizer alleging that the active ingredient in Paxlovid, nirmatrelvir, infringes a U.S. patent issued in 2022, and seeking unspecified monetary damages. In 2024, the District Court issued an order granting Pfizer’s motion for summary judgment, finding Enanta’s patent invalid. In June 2026, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s decision, and in September 2026 the same court denied Enanta’s request for rehearing en banc.
In August 2025, Enanta filed a patent infringement complaint in the Unified Patent Court, Local Division Munich, against Pfizer alleging that the active ingredient in Paxlovid, nirmatrelvir, infringes a European patent issued in August 2025, and seeking unspecified monetary damages. In October 2026, Enanta’s European patent was found invalid by the Court and the infringement claim was dismissed.
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
Eliquis (apixaban)
In December 2025, BMS and Pfizer filed a patent infringement action in the U.S. District Court for the District of Delaware against Azurity Pharmaceuticals, Inc. (Azurity), alleging that Azurity’s proposed generic apixaban product would infringe a formulation patent expiring in 2031. In October 2026, we settled the patent litigation against Azurity on terms not material to Pfizer.
In October 2026, BMS and Pfizer filed a patent infringement action in the U.S. District Court for the District of Delaware against TAHO Pharmaceuticals Limited (TAHO), alleging that TAHO’s proposed apixaban oral film product would infringe our formulation patent expiring in 2031.
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
In addition, Pfizer has received service of Canadian class action complaints naming Pfizer and other defendants, only one of which remains pending, and seeking compensatory and punitive damages for personal injury and economic loss, allegedly arising from the defendants’ sale of Zantac in Canada.
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
Many of these Zantac-related cases have been outstanding for a number of years. From time to time, Pfizer has explored and will continue to explore opportunistic settlements of these matters. As of November 2026, Pfizer had settled, or entered into definitive agreements or agreements-in-principle to settle, subject to certain conditions, a substantial majority of the cases filed in state courts in which the plaintiff alleges use of a Pfizer product. The remaining unresolved state court cases continue in various state courts.
Chantix
Beginning in August 2021, a number of putative class actions have been filed against Pfizer in various U.S. federal courts following Pfizer’s voluntary recall of Chantix due to the presence of a nitrosamine, N-nitroso-varenicline. Plaintiffs assert that they suffered economic harm purportedly as a result of purchasing Chantix or generic varenicline medicines sold by Pfizer. Plaintiffs seek to represent nationwide and state-specific classes and seek various remedies, including damages and medical monitoring. In December 2022, the federal actions were transferred for coordinated pre-trial proceedings to an MDL in the U.S. District Court for the Southern District of New York. In March 2026, the parties reached an agreement in principle to resolve the litigation on terms not material to Pfizer. In October 2026, the U.S. District Court for the Southern District of New York granted final approval of the settlement.
Depo-Provera
A number of lawsuits have been filed against Pfizer and certain subsidiaries in various federal and state courts alleging that plaintiffs who used the injectable version of Depo-Provera (active ingredient medroxyprogesterone acetate, or MPA) for contraception developed meningioma. Some cases also name other defendants, including the manufacturers of generic versions of injectable MPA for contraception. Plaintiffs assert claims against Pfizer relating to both Depo-Provera and generic MPA products, and seek compensatory and punitive damages. In February 2025, the federal cases were transferred for coordinated pre-trial proceedings to an MDL in the U.S. District Court for the Northern District of Florida. In July 2026, we reached an agreement with plaintiff leadership in the Depo-Provera MDL that we expect to resolve a substantial majority of the pending MDL cases on terms that are not material to the Company’s liquidity or financial condition. Also, in 2025, coordinated proceedings were established in several U.S. state jurisdictions, including California, Connecticut, Delaware, and New York.
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
Allergan Complaint for Indemnity
In 2019, Pfizer was named as a defendant in a complaint, along with King, filed by Allergan Finance LLC (Allergan) in the Supreme Court of the State of New York, asserting claims for indemnity related to Kadian, which was owned for a short period by King in 2008, prior to Pfizer’s acquisition of King in 2010. This suit was voluntarily discontinued without prejudice in January 2021. In August 2026, Allergan filed a lawsuit against Pfizer and King in the Supreme Court of the State of New York, again asserting claims for indemnity related to Kadian.
Breach of Contract – Comirnaty
In 2023, Pfizer and BioNTech Manufacturing GmbH initiated separate formal proceedings against the Republic of Poland, the Republic of Romania and Hungary in Belgium’s Court of First Instance of Brussels, seeking to hold those countries to their commitments for COVID-19 vaccine orders, which were placed as part of their contracts signed in 2021. In April 2026, the Court of First Instance of Brussels issued a judgment in favor of Pfizer and BioNTech against the Republic of Poland and the Republic of Romania. The Republic of Poland and the Republic of Romania have appealed. The proceedings against Hungary are continuing separately.

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
A5. Legal Proceedings––Matters Resolved During the First Nine Months of 2026
During the first nine months of 2026, certain matters, including the matter discussed below, were resolved or became the subject of definitive settlement agreements or settlement agreements-in-principle.
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
B. Guarantees and Indemnifications
In the ordinary course of business and in connection with the sale of assets and businesses and other transactions, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or that are related to events and activities prior to or following a transaction. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we may be required to reimburse the loss. These indemnifications are generally subject to various restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 27, 2026, the estimated fair value of these indemnification obligations is not material to Pfizer.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Within our Biopharma reportable segment, our commercial divisions market, sell and distribute our products, and global operating functions are responsible for the research, development, manufacturing and supply of our products. Each operating segment is supported by our global corporate enabling functions and other corporate functions. At the beginning of 2026, we made changes in our commercial organization, which included the transition of certain off-patent branded and generic sterile injectables and biosimilars primarily from the Specialty Care and Oncology product portfolios to a new Global Hospital and Biosimilars Division within our Biopharma reportable segment to support our continued focus on commercial execution. Effective January 1, 2026, the commercial structure within our Biopharma reportable segment is as follows:
•Pfizer U.S. Commercial Division includes the U.S. commercial organization covering Pfizer’s entire product portfolio except for the Global Hospital and Biosimilars organization, as well as the U.S. Market Access and Pfizer Patient Services, Global Chief Marketing Office and Primary Care and Specialty Care U.S. Medical Affairs organizations.
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
Segment Assets––We manage our assets on a total company basis, not by operating segment, as our operating assets are shared or commingled. Therefore, our CODM does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were $205 billion as of September 27, 2026 and $208 billion as of December 31, 2025.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Selected Statement of Operations Information

The following provides selected information by reportable segment:
	Three Months Ended
	Total Revenues		Earnings(a)		Depreciation and Amortization(b)
(MILLIONS)	Sept. 27, 2026	Sept. 28, 2025	Sept. 27, 2026	Sept. 28, 2025	Sept. 27, 2026	Sept. 28, 2025
Reportable Segment:
Biopharma(c)	$16,283	$16,310	$8,241	$8,469	$326	$358
Other business activities(d)	300	344	(2,436)	(3,084)	109	78
Reconciling Items:
Amortization of intangible assets			(1,128)	(1,223)	1,128	1,223
Acquisition-related items			(364)	(194)	(1)	(1)
Certain significant items(e)			(928)	(634)	14	4
	$16,583	$16,654	$3,385	$3,334	$1,577	$1,662

	Nine Months Ended
	Total Revenues		Earnings(a)		Depreciation and Amortization(b)
(MILLIONS)	Sept. 27, 2026	Sept. 28, 2025	Sept. 27, 2026	Sept. 28, 2025	Sept. 27, 2026	Sept. 28, 2025
Reportable Segment:
Biopharma(c)	$45,105	$44,056	$21,967	$22,429	$998	$1,029
Other business activities(d)	962	966	(5,811)	(6,230)	292	225
Reconciling Items:
Amortization of intangible assets			(3,497)	(3,644)	3,497	3,644
Acquisition-related items			(1,537)	(814)	(3)	(4)
Certain significant items(e)			(5,219)	(2,578)	28	11
	$46,067	$45,022	$5,902	$9,162	$4,812	$4,905
(a)Income from continuing operations before provision/(benefit) for taxes on income.
(b)Certain production facilities are shared. Depreciation is allocated based on estimates of physical production.
(c)Biopharma’s earnings include dividend income from our previous investment in ViiV of $58 million in the third quarter of 2026 and $72 million in the third quarter of 2025, and $239 million in the first nine months of 2026 and $184 million in the first nine months of 2025 recorded in Other (income)/deductions––net. Biopharma’s earnings in the third quarter and the first nine months of 2025 also reflected credits to Cost of Sales representing favorable revisions of our estimate of accrued royalties.
(d)Other business activities include revenues and costs associated with PC1 and our former operating segment, Pfizer Ignite, as well as costs that we do not allocate to our operating segments, per above. Earnings in the third quarter and the first nine months of 2026 reflect a charge of $650 million recorded in Acquired in-process research and development expenses related to an in-licensing and collaboration agreement with Innovent (see Note 2E). Earnings in the third quarter and the first nine months of 2025 reflected a charge of $1.35 billion recorded in Acquired in-process research and development expenses related to an in-licensing agreement with 3SBio.
(e)Earnings in the third quarter and the first nine months of 2026 include, among other things, restructuring charges/(credits), inventory write-offs, implementation costs and additional depreciation—asset restructuring of $893 million and $1.6 billion for the third quarter and the first nine months of 2026, respectively (primarily recorded in Restructuring charges and certain acquisition-related costs). Earnings in the first nine months of 2026 also include, among other things, (i) certain asset impairments of $4.3 billion and (ii) charges for certain legal matters of $1.0 billion, partially offset by (iii) a net gain of $1.870 billion from the sale of our previous investment in ViiV (all recorded in Other (income)/deductions––net). Earnings in the first nine months of 2025 included, among other items, (i) restructuring charges/(credits), inventory write-offs, implementation costs and additional depreciation—asset restructuring of $1.0 billion (primarily recorded in Restructuring charges and certain acquisition-related costs), (ii) charges for certain legal matters of $755 million and (iii) certain asset impairments of $577 million (items (ii) and (iii) recorded in Other (income)/deductions––net). See Notes 3 and 4.

The following provides Biopharma reportable segment information regularly provided to the CODM:
	Three Months Ended		Nine Months Ended
(MILLIONS)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Biopharma reportable segment:
Biopharma total revenues	$16,283	$16,310	$45,105	$44,056
Less:
Cost of sales	3,456	3,526	9,678	8,915
Selling, informational and administrative expenses	2,300	2,210	6,775	6,739
Research and development expenses	2,580	2,185	7,094	6,235
Acquired in-process research and development expenses	19	40	172	51
Other (income)/deductions––net	(314)	(120)	(581)	(313)
Biopharma earnings	$8,241	$8,469	$21,967	$22,429

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Geographic Information

The following summarizes revenues by geographic area:
	Three Months Ended		Nine Months Ended
(MILLIONS)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
United States	$10,602	$10,691	$28,191	$27,959
International:
Developed Markets	3,643	3,696	10,813	10,267
Emerging Markets	2,337	2,267	7,064	6,796
Total revenues	$16,583	$16,654	$46,067	$45,022
C. Other Revenue Information
Significant Revenues by Product
The following provides additional revenue information for several of our major products:

(MILLIONS)		Three Months Ended		Nine Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	Sept. 27, 2026	Sept. 28, 2025	Sept. 27, 2026	Sept. 28, 2025
TOTAL REVENUES		$16,583	$16,654	$46,067	$45,022
GLOBAL BIOPHARMACEUTICALS BUSINESS (BIOPHARMA)(a)		$16,283	$16,310	$45,105	$44,056
Primary Care		$6,971	$7,642	$18,017	$18,869
Eliquis(b)	Nonvalvular atrial fibrillation, deep vein thrombosis, pulmonary embolism	2,523	2,015	7,114	5,941
Prevnar family	Active immunization to prevent pneumonia, invasive disease and otitis media caused by Streptococcus pneumoniae	1,564	1,742	4,591	4,786
Nurtec ODT/Vydura	Acute treatment of migraine and prevention of episodic migraine	547	412	1,321	1,019
Comirnaty	Active immunization to prevent COVID-19	808	1,151	1,301	2,097
Abrysvo	Active immunization to prevent RSV infection	303	279	691	553
Paxlovid	COVID-19 in certain high-risk patients	449	1,225	656	2,144
FSME-IMMUN/TicoVac	Active immunization to prevent tick-borne encephalitis disease	104	100	317	272
All other Primary Care	Various	674	718	2,027	2,058
Oncology		$4,327	$3,938	$12,318	$11,467
Ibrance	HR-positive/HER2-negative metastatic breast cancer and first-line maintenance treatment for adults with HR+, HER2+ locally advanced or metastatic breast cancer	1,082	1,057	3,148	3,083
Padcev	Locally advanced or metastatic urothelial cancer and MIBC	720	464	1,979	1,432
Xtandi(c)	mCRPC, nmCRPC, mCSPC, nmCSPC	541	578	1,519	1,602
Lorbrena	ALK-positive metastatic NSCLC	387	268	1,046	741
Inlyta	Advanced renal cell carcinoma	232	226	665	688
Braftovi/Mektovi	Metastatic melanoma in patients with a BRAFV600E/K mutation and for metastatic NSCLC in patients with a BRAFV600E mutation; and, for Braftovi for the treatment of BRAFV600E-mutant mCRC, in combination with Erbitux® (cetuximab)(d) (after prior therapy) or cetuximab and fluorouracil-based chemotherapy	244	202	642	519
Adcetris(e)	Certain lymphomas including classical Hodgkin lymphoma, T-cell lymphoma and relapsed/refractory diffuse large B-cell lymphoma	231	215	617	687
Orgovyx(f)	Advanced prostate cancer	153	112	408	285
Tukysa	Unresectable or metastatic HER2-positive breast cancer; RAS wild-type, HER2-positive unresectable or metastatic colorectal cancer	142	110	402	344
Bosulif	Philadelphia chromosome–positive chronic myelogenous leukemia	71	150	313	450
Elrexfio	Relapsed or refractory multiple myeloma	83	85	252	230
Talzenna	Treatment of BRCA gene-mutated, HER2-negative, inoperable or recurrent breast cancer; and, in combination with Xtandi (enzalutamide), of adult patients with HRR gene-mutated mCRPC	59	47	166	133
Tivdak	Recurrent or mCC with disease progression on or after chemotherapy	39	37	106	115
All other Oncology	Various	341	386	1,054	1,157
Specialty Care		$3,349	$3,130	$9,641	$8,834
Vyndaqel family	ATTR-CM and polyneuropathy	1,773	1,591	5,136	4,692
Xeljanz	RA, PsA, UC, active polyarticular course juvenile idiopathic arthritis, ankylosing spondylitis	213	313	643	763
Zavicefta (Outside the U.S. and Canada)	Bacterial infections	179	158	528	457
Enbrel (Outside the U.S. and Canada)	RA, juvenile idiopathic arthritis, PsA, plaque psoriasis, pediatric plaque psoriasis, ankylosing spondylitis and nonradiographic axial spondyloarthritis	151	154	431	448
Octagam	Primary humoral immunodeficiency, chronic immune thrombocytopenic purpura in adults, and dermatomyositis in adults	134	113	394	298

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(MILLIONS)		Three Months Ended		Nine Months Ended
PRODUCT	PRIMARY INDICATION OR CLASS	Sept. 27, 2026	Sept. 28, 2025	Sept. 27, 2026	Sept. 28, 2025
BeneFIX	Hemophilia B	102	94	297	285
Cresemba	Invasive aspergillosis and mucormycosis	100	83	294	267
Genotropin	Replacement of human growth hormone	94	128	281	329
Cibinqo	Atopic dermatitis	101	79	272	206
All other Specialty Care	Various	503	417	1,364	1,091
Hospital and Biosimilars(a)		$1,635	$1,600	$5,129	$4,886
Oncology biosimilars(g)	Various	378	315	1,145	932
Inflectra	Crohn’s disease, pediatric Crohn’s disease, UC, pediatric UC, RA in combination with methotrexate, ankylosing spondylitis, PsA and plaque psoriasis	186	173	539	465
Sulperazon (Outside the U.S. and Canada)	Bacterial infections	96	154	411	484
Zithromax	Bacterial infections	47	73	200	286
All other Hospital and Biosimilars	Various	928	885	2,833	2,719
PFIZER CENTREONE(h)		$300	$344	$962	$966

BIOPHARMA(a)		$16,283	$16,310	$45,105	$44,056
PFIZER U.S. COMMERCIAL DIVISION		9,677	9,854	25,319	25,437
PFIZER INTERNATIONAL COMMERCIAL DIVISION		5,433	5,381	16,211	15,408
GLOBAL HOSPITAL AND BIOSIMILARS DIVISION(i)		1,172	1,075	3,576	3,211

Total Alliance revenues included above		$2,851	$2,298	$7,888	$6,684
Total Royalty revenues included above		$477	$436	$1,347	$1,170
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
(i)See Note 13A above.
Remaining Performance Obligations––Contracted revenue expected to be recognized from remaining performance obligations for firm orders in long-term contracts to supply Comirnaty and Paxlovid to our customers totaled approximately $1.7 billion and $943 million, respectively, as of September 27, 2026, which includes amounts received in advance and deferred, as well as amounts that will be invoiced as we deliver these products to our customers in future periods. Of these amounts, current contract terms provide for expected delivery of product with contracted revenue primarily through 2028, the timing of which may be renegotiated. Remaining performance obligations are based on foreign exchange rates as of the end of our fiscal third quarter of 2026 and exclude arrangements with an original expected contract duration of less than one year. Remaining performance obligations associated with contracts for other products and services were not significant as of September 27, 2026 or December 31, 2025.
Deferred Revenues––Our deferred revenues primarily relate to advance payments received or receivable from various government or government sponsored customers for supply of Paxlovid and Comirnaty. The deferred revenues related to Paxlovid and Comirnaty totaled $1.3 billion as of September 27, 2026, with $441 million and $888 million recorded in current liabilities and noncurrent liabilities, respectively. The deferred revenues related to Paxlovid and Comirnaty totaled $1.5 billion as of December 31, 2025, with $689 million and $826 million recorded in current liabilities and noncurrent liabilities, respectively. The decrease in Paxlovid and Comirnaty deferred revenues during the first nine months of 2026 was primarily driven by amounts recognized in Product revenues as we delivered the products to our customers. During the third quarter and the first nine months of 2026, we recognized revenue of approximately $46 million and $180 million, respectively, that was included in the balance of Comirnaty and Paxlovid deferred revenues as of December 31, 2025. The Paxlovid and Comirnaty deferred revenues as of September 27, 2026 will be recognized in Product revenues proportionately as we transfer control of the products to our customers and satisfy our performance obligations under the contracts, with the amounts included in current liabilities expected to be recognized in Product revenues within the next 12 months, and the amounts included in noncurrent liabilities expected to be recognized in Product revenues primarily from fourth quarter 2027 through 2028. Deferred revenues associated with contracts for other products were not significant as of September 27, 2026 or December 31, 2025.

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
Manufacturing Optimization Program––In the third quarter of 2026, we announced the next phase of our multi-year program designed to reduce our cost of goods sold focused on network structure changes, product portfolio enhancements and additional operational efficiencies which is expected to deliver additional anticipated savings of approximately $1.5 billion from 2027 through 2029. The one-time costs to achieve the savings associated with this phase of the program are expected to be approximately $4.0 billion, with approximately 60% representing non-cash expenditures. The costs to achieve these savings are expected to be incurred through 2029.
For a description of anticipated savings related to these programs, see the Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives section within MD&A and Note 3 for the anticipated and actual costs of these programs.
Our Business Development Initiatives––We are committed to strategically capitalizing on growth opportunities, primarily by advancing our own product pipeline and maximizing the value of our existing products, but also through various business development activities. For a description of the more significant recent transactions through February 26, 2026, the filing date of our 2025 Form 10-K, see Note 2 in our 2025 Form 10-K. In addition, for a discussion of our acquisition of Metsera in November 2025 and other recent business development initiatives, see Note 2.
Our Third Quarter and First Nine Months of 2026 Performance
Total Revenues––Total revenues decreased $71 million in the third quarter of 2026 to $16.6 billion from $16.7 billion in the third quarter of 2025, or relatively flat on a percentage basis, reflecting an operational decrease of $57 million, as well as an unfavorable impact of foreign exchange of $15 million. The operational decrease was driven by a decline in revenues from COVID-19 products, the Prevnar family, and several other products across categories, largely offset by an increase in revenues for Eliquis, Padcev, the Vyndaqel family, Nurtec ODT/Vydura, Lorbrena and several other products across categories. Excluding contributions from Comirnaty and Paxlovid, Total revenues increased 7% operationally.
Total revenues increased $1.0 billion, or 2%, in the first nine months of 2026 to $46.1 billion from $45.0 billion in the first nine months of 2025, reflecting an operational increase of $412 million, or 1%, as well as a favorable impact of foreign exchange of $634 million, or 1%. The operational increase was driven by an increase in revenues for Eliquis, Padcev, the Vyndaqel family, Nurtec ODT/Vydura, Lorbrena, Oncology biosimilars and several other products across categories, partially offset by a decline in revenues from COVID-19 products, the Prevnar family and several other products across categories. Excluding contributions from Comirnaty and Paxlovid, Total revenues increased 7% operationally.
See the Total Revenues by Geography and Total Revenues––Selected Product Discussion sections within MD&A for more information, including a discussion of key drivers of our revenue performance for certain products, and Note 13C for additional information on our operating segments and products, including product revenues.
Income from Continuing Operations Before Provision/(Benefit) for Taxes on Income–– The increase in Income from continuing operations before provision/(benefit) for taxes on income of $51 million, to $3.4 billion in the third quarter of 2026 from $3.3 billion in the third quarter of 2025, was primarily due to (i) decreases in Acquired in-process research and development expenses and Cost of sales, (ii) the non-recurrence of an intangible asset impairment charge recorded in the third quarter of 2025, and (iii) lower charges for certain legal matters (both (ii) and (iii) recorded in Other (income)/deductions––net), partially offset by (iv) increases in Restructuring charges and certain acquisition-related costs and Research and development expenses, (v) net losses on equity securities in the third quarter of 2026 versus net gains on equity securities in the third quarter of 2025, and (vi) increases in the fair value of our contingent consideration liabilities (both (v) and (vi) recorded in Other (income)/deductions––net).
The decrease in Income from continuing operations before provision/(benefit) for taxes on income of $3.3 billion, to $5.9 billion in the first nine months of 2026 from $9.2 billion in the first nine months of 2025, was primarily due to (i) charges for intangible asset impairments and certain legal matters, and increases in the fair value of our contingent consideration liabilities (all recorded in Other (income)/deductions––net), and (ii) increases in Research and development expenses, Cost of sales and Restructuring charges and certain acquisition-related costs, partially offset by (iii) a net gain in 2026 from the sale of our previous investment in ViiV (recorded in Other (income)/deductions––net), (iv) higher revenues, and (v) a decrease in Acquired in-process research and development expenses.
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
Intellectual Property Rights and Collaboration/Licensing Rights––The loss, expiration or invalidation of intellectual property rights, patent litigation settlements and judgments, and the expiration of co-promotion and licensing rights can have a material adverse effect on our revenues. We anticipate a significant reduction of revenue from patent-based or regulatory exclusivity expiries in 2026 through 2030 as several of our in-line products experience these expirations, with the rate of the reduction of revenues from patent-based or regulatory exclusivity expiries expected to significantly accelerate over the next few years. In 2026, we expect an unfavorable revenue impact from patent-based or regulatory exclusivity expiries of approximately $1.1 billion.
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
Regulatory Environment/Pricing and Access––Government and Other Payor Group Pressures––Pricing and access pressures from governments globally, as well as private third-party payors in the U.S., continue to impact our global operations. With respect to the U.S., we expect to see continued focus by the U.S. government and states on regulating drug pricing and access to medicine, including but not limited to, international reference pricing, including Most-Favored-Nation (MFN) drug pricing. We continue to monitor and evaluate the implementation of the IRA, including the Medicare Drug Price Negotiation Program (MDPNP) and its government-set Maximum Fair Price (MFP) which became effective for Eliquis on January 1, 2026. Negotiated prices for Ibrance and Xtandi are effective in 2027. While Xeljanz remains a selected drug through 2028, the Centers for Medicare and Medicaid Services has determined that bona fide marketing of a generic version of Xeljanz exists. Accordingly, no MFP for Xeljanz will be finalized or take effect. The IRA also made significant changes to the Medicare Part D benefit design (IRA Medicare Part D Redesign), which took effect beginning in 2025. We do not expect a material, incremental impact from the IRA Medicare Part D Redesign in 2026 versus the baseline set in 2025. In addition, changes to the Medicaid Drug Rebate Program or the 340B Program, including legal or legislative developments at the federal or state level with respect to the 340B Program, could have a material impact on our business. The Department of Health and Human Services (HHS) has announced a 340B pilot program, expected to begin in January 2027, that is expected to include Eliquis, Ibrance and Xtandi. The 340B pilot program is subject to ongoing litigation. We are evaluating the potential impact. See the Item 1. Business––Pricing Pressures and Managed Care Organizations and ––Government Regulation and Price Constraints

and the Item 1A. Risk Factors––Pricing and Reimbursement sections, and the Overview of Our Performance, Operating Environment, Strategy and Outlook––Our Operating Environment section of the MD&A of our 2025 Form 10-K and The Global Economic Environment––Global Trade Environment section below.
Policy/Regulatory Environment––New, proposed and potential policy, regulatory or other changes from the U.S. Presidential administration, Congress and states, including, among others, increased, decreased, withdrawn or new regulatory requirements, including changes in requirements for licensure, changes, delays or failure to receive recommendations, reimbursement and regulatory approvals and coverage for our vaccines and medicines, as well as potential impacts on our activities in markets outside of the U.S., could have a material adverse effect on our business, earnings, cash flows, liquidity and financial guidance.
Product Supply––We periodically encounter supply delays, disruptions and shortages, including due to voluntary product recalls and natural or man-made disasters.
We have not experienced a significant disruption of our supply chain in the first nine months of 2026 or through the date of filing of this Form 10-Q, and substantially all of our manufacturing sites globally have continued to operate at or near normal levels. We continue to monitor potential supply chain impacts from geopolitical and trade developments. We do not currently anticipate the availability of raw materials to have a significant impact on our operations in 2026, but are monitoring potential supply chain disruptions as a result of ongoing geopolitical and trade negotiations, which could, among other things, impact costs. For information on risks related to product manufacturing, see the Item 1A. Risk Factors––Product Manufacturing, Sales and Marketing Risks section of our 2025 Form 10-K.
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
Global Trade Environment––Issued or future executive orders or other new or changes in laws, regulations or policies regarding tariffs or other trade or foreign policy, could have a material adverse effect on our business, earnings, cash flow, liquidity and financial guidance. The regulatory landscape continues to evolve, and on April 2, 2026, the U.S. Government announced Section 232 tariffs on imported patented pharmaceuticals and their ingredients, up to a 100% duty to address national security concerns regarding supply chain reliance (the April 2, 2026 Section 232 Executive Order). These measures, featuring exemptions for commitments to onshore and invest in U.S. manufacturing, became effective for Pfizer on July 31, 2026. We have reached final binding agreements with the U.S. Government, ratifying the arrangements first announced in September 2025. Under these agreements, we have voluntarily committed to implement measures designed to make certain drug prices for U.S. patients more comparable to those in other developed countries, allow U.S. patients to purchase certain medicines at significant discounts to current retail prices and further invest in our U.S. manufacturing. Pursuant to the agreements, the applicable tariff rate under the April 2, 2026 Section 232 Executive Order for Pfizer products will be zero until January 20, 2029. We will continue to monitor developments and any potential impacts on our future financial results and business. However, there can be no assurance that the U.S. Government will not modify, or adopt new tariff or trade measures that could affect our products. For additional information on risks related to our global operations and changes in laws, see the Item 1A. Risk Factors—Global Operations and ––Changes in Laws and Accounting Standards sections of our 2025 Form 10-K.
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

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Total Revenues by Geography

The following presents worldwide Total revenues by geography:
	Three Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS)	Sept. 27, 2026	Sept. 28, 2025	Sept. 27, 2026	Sept. 28, 2025	Sept. 27, 2026	Sept. 28, 2025	% Change
Operating segments:
Biopharma	$16,283	$16,310	$10,546	$10,599	$5,736	$5,711	—	—	—
Pfizer CentreOne(a)	300	344	56	92	244	253	(13)	(39)	(3)
Total revenues	$16,583	$16,654	$10,602	$10,691	$5,981	$5,963	—	(1)	—

	Nine Months Ended
	Worldwide		U.S.		International		World-wide	U.S.	Inter-national
(MILLIONS)	Sept. 27, 2026	Sept. 28, 2025	Sept. 27, 2026	Sept. 28, 2025	Sept. 27, 2026	Sept. 28, 2025	% Change
Operating segments:
Biopharma	$45,105	$44,056	$27,963	$27,677	$17,142	$16,379	2	1	5
Pfizer CentreOne(a)	962	966	228	282	735	684	—	(19)	7
Total revenues	$46,067	$45,022	$28,191	$27,959	$17,877	$17,063	2	1	5
(a)Includes revenues associated with the wind-down of our former Pfizer Ignite operating segment, which were not material in all periods presented. We reclassified prior period amounts to conform to the current period presentation.
Product Revenue Deductions––Our gross product revenues are subject to a variety of deductions, which generally are estimated and recorded in the same period that the revenues are recognized. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are required when estimating the impact of these product revenue deductions on gross sales for a reporting period. Historically, adjustments to these estimates to reflect actual results or updated expectations have not been material to our overall business and generally have been less than 1% of revenues. Product-specific rebates, however, can have a significant impact on year-over-year individual product revenue growth trends.

The following presents information about product revenue deductions:
	Three Months Ended		Nine Months Ended
(MILLIONS)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Medicare rebates	$1,008	$1,188	$2,972	$3,359
Medicaid and related state program rebates	371	522	1,164	1,309
Performance-based contract rebates	1,730	1,948	5,140	5,222
Chargebacks	4,533	4,125	11,315	10,268
Sales allowances	1,837	1,851	5,250	5,406
Sales returns and cash discounts	583	517	1,502	1,156
Total	$10,063	$10,151	$27,343	$26,720
Product revenue deductions are primarily a function of product sales volume, mix of products sold, contractual or legislative discounts and rebates.
For information on our accruals for product revenue deductions, including the balance sheet classification of these accruals, see Note 1B.
Total Revenues––Selected Product Discussion
Biopharma

(MILLIONS)				Revenue		% Change
Product	Period	Global Revenues	Region	Sept. 27, 2026	Sept. 28, 2025	Total	Oper.	Operational Results Commentary
Eliquis	QTD	$2,523 Up 25% (operationally)	U.S.	$1,808	$1,292	40		QTD and YTD growth primarily driven by higher net price in the U.S. primarily due to pricing dynamics, including lower rebates and channel mix favorability, as well as higher demand globally, partially offset by declines due to generic entry and price erosion in certain international markets.
			Int’l.	715	723	(1)	—
			Worldwide	$2,523	$2,015	25	25
	YTD	$7,114 Up 18% (operationally)	U.S.	$4,895	$3,913	25
			Int’l.	2,219	2,028	9	4
			Worldwide	$7,114	$5,941	20	18

(MILLIONS)				Revenue		% Change
Product	Period	Global Revenues	Region	Sept. 27, 2026	Sept. 28, 2025	Total	Oper.	Operational Results Commentary
Vyndaqel family	QTD	$1,773 Up 12% (operationally)	U.S.	$1,086	$948	14
QTD and YTD growth primarily driven by continued market expansion in the U.S., as well as strong demand with continuing uptake in patient diagnosis across international markets and improved access in certain international markets.
YTD growth was partially offset by net price erosion in the U.S. as a result of new payer contracts.

			Int’l.	687	643	7	9
			Worldwide	$1,773	$1,591	11	12
	YTD	$5,136 Up 8% (operationally)	U.S.	$3,061	$2,924	5
			Int’l.	2,076	1,767	17	13
			Worldwide	$5,136	$4,692	9	8
Prevnar family	QTD	$1,564 Down 10% (operationally)	U.S.	$1,026	$1,155	(11)
QTD decline primarily driven by:
•lower vaccination rates in the adult and pediatric indications, as well as market share erosion for the adult indication, both in the U.S.; and
•lower demand in the pediatric indication in certain international markets.
YTD decline primarily driven by:
•lower vaccination rates in the adult and pediatric indications, as well as market share erosion for the adult indication, both in the U.S., partially offset by:
•favorable buying patterns in both the pediatric and adult indications, primarily in the U.S.;
•higher net price in the pediatric indication in the U.S.; and
•higher market share and demand earlier in the year across certain international markets in both the pediatric and adult indications, despite lower demand in the current quarter.

			Int’l.	538	587	(8)	(9)
			Worldwide	$1,564	$1,742	(10)	(10)
	YTD	$4,591 Down 5% (operationally)	U.S.	$2,827	$3,185	(11)
			Int’l.	1,764	1,601	10	6
			Worldwide	$4,591	$4,786	(4)	(5)
Ibrance	QTD	$1,082 Up 3% (operationally)	U.S.	$761	$670	14
QTD growth primarily driven by higher demand mostly in the U.S. and certain developed markets, favorable buying patterns and higher net price, both in the U.S., partially offset by the non-recurrence of a favorable rebate accrual adjustment in the prior year for certain international markets related to prior periods and competitive pressure in certain emerging markets.
YTD growth primarily driven by higher demand in the U.S. and certain developed markets, partially offset by the non-recurrence of a favorable rebate accrual adjustment in the prior year for certain international markets related to prior periods, lower net price in the U.S., as well as unfavorable buying patterns and competitive pressure in certain emerging markets.

			Int’l.	321	387	(17)	(16)
			Worldwide	$1,082	$1,057	2	3
	YTD	$3,148 Up 1% (operationally)	U.S.	$2,100	$2,024	4
			Int’l.	1,048	1,058	(1)	(5)
			Worldwide	$3,148	$3,083	2	1
Padcev	QTD	$720 Up 55% (operationally)	U.S.	$696	$449	55
QTD and YTD growth primarily driven by increased market share in first-line locally advanced or metastatic urothelial cancer (la/mUC), as well as launch uptake in the cisplatin-ineligible indication for muscle-invasive bladder cancer.
YTD growth was partially offset by a one-time favorable impact associated with transition to a wholesaler distribution model in the U.S. in the prior year.

			Int’l.	24	16	53	49
			Worldwide	$720	$464	55	55
	YTD	$1,979 Up 38% (operationally)	U.S.	$1,929	$1,402	38
			Int’l.	50	30	65	58
			Worldwide	$1,979	$1,432	38	38
Xtandi	QTD	$541 Down 6% (operationally)	U.S.	$541	$578	(6)
QTD decline mainly driven by lower net price, unfavorable buying patterns and lower demand.
YTD decline mainly driven by lower net price and unfavorable buying patterns, partially offset by higher demand.

			Int’l.	—	—	—	—
			Worldwide	$541	$578	(6)	(6)
	YTD	$1,519 Down 5% (operationally)	U.S.	$1,519	$1,602	(5)
			Int’l.	—	—	—	—
			Worldwide	$1,519	$1,602	(5)	(5)
Nurtec ODT/Vydura	QTD	$547 Up 33% (operationally)	U.S.	$485	$383	27		QTD and YTD growth primarily driven by strong demand in the U.S., as well as launch uptake in certain international markets.
			Int’l.	62	29	*	*
			Worldwide	$547	$412	33	33
	YTD	$1,321 Up 29% (operationally)	U.S.	$1,163	$945	23
			Int’l.	158	74	*	*
			Worldwide	$1,321	$1,019	30	29
Comirnaty	QTD	$808 Down 29% (operationally)	U.S.	$562	$870	(35)
QTD and YTD declines primarily driven by a lower favorable adjustment to the returns provision in the U.S., lower utilization in the U.S. primarily resulting from a narrower recommendation for vaccination, as well as lower contractual deliveries in certain international markets.

			Int’l.	246	282	(13)	(11)
			Worldwide	$808	$1,151	(30)	(29)
	YTD	$1,301 Down 38% (operationally)	U.S.	$731	$1,275	(43)
			Int’l.	570	821	(31)	(32)
			Worldwide	$1,301	$2,097	(38)	(38)
Lorbrena	QTD	$387 Up 43% (operationally)	U.S.	$151	$103	46		QTD and YTD growth primarily driven by increased patient share in the first-line ALK+ metastatic NSCLC treatment setting in the U.S., China and certain other international markets.
			Int’l.	237	165	43	40
			Worldwide	$387	$268	44	43
	YTD	$1,046 Up 38% (operationally)	U.S.	$399	$294	36
			Int’l.	647	447	45	39
			Worldwide	$1,046	$741	41	38

(MILLIONS)				Revenue		% Change
Product	Period	Global Revenues	Region	Sept. 27, 2026	Sept. 28, 2025	Total	Oper.	Operational Results Commentary
Abrysvo	QTD	$303 Up 9% (operationally)	U.S.	$141	$210	(33)
QTD growth primarily driven by launch uptake in certain international markets, partially offset by unfavorable buying patterns and lower vaccination rates in the U.S.
YTD growth primarily driven by launch uptake in certain international markets, partially offset by lower vaccination rates and lower market share in the U.S.

			Int’l.	162	68	*	*
			Worldwide	$303	$279	9	9
	YTD	$691 Up 23% (operationally)	U.S.	$279	$374	(25)
			Int’l.	411	178	*	*
			Worldwide	$691	$553	25	23
Paxlovid	QTD	$449 Down 63% (operationally)	U.S.	$373	$1,122	(67)
QTD decline primarily driven by lower COVID-19 infections across the U.S. and international markets, partially offset by timing of government purchases in certain emerging markets.
YTD decline primarily driven by lower COVID-19 infections across the U.S. and international markets and lower government purchases in certain international markets.

			Int’l.	76	104	(26)	(21)
			Worldwide	$449	$1,225	(63)	(63)
	YTD	$656 Down 69% (operationally)	U.S.	$508	$1,796	(72)
			Int’l.	148	347	(58)	(57)
			Worldwide	$656	$2,144	(69)	(69)
Pfizer CentreOne

(MILLIONS)				Revenue		% Change
Operating Segment	Period	Global Revenues	Region	Sept. 27, 2026	Sept. 28, 2025	Total	Oper.	Operational Results Commentary
PC1	QTD	$300 Down 12% (operationally)	U.S.	$56	$92	(39)
QTD decline primarily driven by lower manufacturing of divested products under manufacturing and supply agreements, partially offset by higher active pharmaceutical ingredient sales.
YTD decline reflects the wind-down in 2025 of our former Pfizer Ignite operating segment and lower manufacturing of divested products under manufacturing and supply agreements, partially offset by higher active pharmaceutical ingredient sales and higher manufacturing of third-party products under manufacturing and supply agreements.

			Int’l.	244	253	(3)	(3)
			Worldwide	$300	$344	(13)	(12)
	YTD	$962 Down 2% (operationally)	U.S.	$228	$282	(19)
			Int’l.	735	684	7	5
			Worldwide	$962	$966	—	(2)
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
Costs and Expenses

	Three Months Ended			Nine Months Ended
(MILLIONS)	September 27, 2026	September 28, 2025	% Change	September 27, 2026	September 28, 2025	% Change
Cost of sales	$4,028	$4,172	(3)	$11,668	$10,795	8
Percentage of Total revenues	24.3%	25.0%		25.3%	24.0%
Selling, informational and administrative expenses	3,279	3,186	3	9,651	9,632	—
Research and development expenses	3,016	2,546	18	8,315	7,231	15
Acquired in-process research and development expenses	669	1,390	(52)	822	1,401	(41)
Amortization of intangible assets	1,128	1,223	(8)	3,497	3,644	(4)
Restructuring charges and certain acquisition-related costs	791	286	*	1,347	945	43
Other (income)/deductions—net	288	517	(44)	4,866	2,210	*
Third Quarter of 2026 vs. Third Quarter of 2025 and First Nine Months of 2026 vs. First Nine Months of 2025
Cost of Sales
Cost of sales decreased $144 million in the third quarter of 2026, primarily due to:
•a $340 million favorable change in sales mix; and
•a $170 million favorable impact of foreign exchange,
partially offset by:
•the non-recurrence of a favorable revision to our estimate of accrued royalties in the third quarter of 2025.
The decrease in Cost of sales as a percentage of revenues in the third quarter of 2026 was primarily due to the factors mentioned above.
Cost of sales increased $872 million in the first nine months of 2026, primarily due to:

•the non-recurrence of favorable revisions to our estimate of accrued royalties in the first nine months of 2025; and
•a $180 million unfavorable impact of foreign exchange,
partially offset by:
•a $235 million favorable change in sales mix.
The increase in Cost of sales as a percentage of revenues in the first nine months of 2026 was primarily due to the non-recurrence of favorable revisions to our estimate of accrued royalties in the first nine months of 2025, partially offset by the favorable impact of changes in sales mix.
Certain of our vaccines, including Comirnaty, are subject to seasonality of demand, with a greater portion of revenues and related cost of sales anticipated in the fall and winter seasons.
Selling, Informational and Administrative Expenses
Selling, informational and administrative expenses increased $93 million in the third quarter of 2026, primarily reflecting:
•an increase of $100 million in compensation-related expenses;
•an increase of $40 million due to a lower favorable adjustment of U.S. healthcare reform fees recorded in the third quarter of 2026 compared to the third quarter of 2025; and
•an increase of $20 million in implementation costs associated with our cost realignment program, partially offset by:
•a decrease of $80 million in marketing and promotional spend on various products from more targeted investments and ongoing productivity improvements.
Selling, informational and administrative expenses increased $19 million in the first nine months of 2026, primarily reflecting:
•an increase of $190 million in compensation-related expenses;
•a $100 million unfavorable impact of foreign exchange; and
•an increase of $95 million in implementation costs associated with our cost realignment program, partially offset by:
•lower spending of $190 million in corporate enabling functions; and
•a decrease of $120 million in marketing and promotional spend on various products from more targeted investments and ongoing productivity improvements.
Research and Development Expenses
Research and development expenses increased $469 million in the third quarter and $1.1 billion in the first nine months of 2026, primarily driven by:
•net increases in spending of $230 million and $610 million, respectively, in certain oncology and obesity product candidates, which was anticipated; and
•increases of $240 million and $300 million, respectively, in compensation-related expenses.
Acquired In-Process Research and Development Expenses
Acquired in-process research and development expenses decreased $722 million in the third quarter and $579 million in the first nine months of 2026, primarily reflecting a $650 million charge in the third quarter of 2026 related to an in-licensing and collaboration agreement with Innovent, compared to a $1.35 billion charge in the prior-year quarter related to an in-licensing agreement with 3SBio.
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
Manufacturing Optimization Program––In the third quarter of 2026, we announced the next phase of this program designed to reduce our cost of goods sold. This phase is focused on network structure changes, product portfolio enhancements and additional operational efficiencies, and is expected to deliver additional savings of approximately $1.5 billion from 2027 through 2029. We previously announced that we remain on track to deliver anticipated net cost savings from the first phase of this program of approximately $1.5 billion by the end of 2027 (with approximately $1.3 billion of these net cost savings expected to be realized by the end of 2026). With the additional anticipated savings, we now expect total net cost savings of approximately $3.0 billion from the program through 2029.
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
Other (Income)/Deductions—Net
The favorable period-over-period change of $229 million in the third quarter of 2026 was primarily driven by (i) the non-recurrence of an intangible asset impairment charge recorded in the third quarter of 2025, (ii) lower charges for certain legal matters, (iii) higher net gains on asset disposals and (iv) higher income from collaborations, out-licensing arrangements and sales of compound/product rights, partially offset by (v) net losses on equity securities in the third quarter of 2026 versus net gains on equity securities in the third quarter of 2025 and (vi) increases in fair value of our contingent consideration liabilities.
The unfavorable period-over-period change of $2.7 billion for the first nine months of 2026 was primarily driven by (i) intangible asset impairment charges, (ii) increases in fair value of our contingent consideration liabilities, and (iii) charges for certain legal matters, partially offset by (iv) a net gain in 2026 from the sale of our previous investment in ViiV. See Notes 4 and 7A.
Provision/(Benefit) for Taxes on Income

	Three Months Ended			Nine Months Ended
(MILLIONS)	September 27, 2026	September 28, 2025	% Change	September 27, 2026	September 28, 2025	% Change
Provision/(benefit) for taxes on income	$134	$(216)	*	$188	$(264)	*
Effective tax rate on continuing operations	3.9%	(6.5)%		3.2%	(2.9)%
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

PRODUCT DEVELOPMENTS
A comprehensive update of Pfizer’s development pipeline was published as of November 3, 2026 and is available at www.pfizer.com/science/drug-product-pipeline. It includes an overview of our research and a list of compounds in development with targeted indication and phase of development, as well as mechanism of action for some candidates in Phase 1 and all candidates from Phase 2 through registration.
This section provides information as of the date of this report about significant marketing application-related regulatory actions by, and filings submitted to and accepted by the FDA and the EMA since the filing of our Annual Report on Form 10-K for the year ended December 31, 2025.
Approvals:

PRODUCT	INDICATION	DATE/MARKET
Veppanu (vepdegestrant)(a)	Treatment of adults with ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer, as detected by an FDA-authorized test, with disease progression following at least one line of endocrine therapy	May 2026 (U.S.)
Hympavzi (marstacimab-hncq)	Adults and pediatric patients 12 years of age and older with hemophilia A with FVIII inhibitors or hemophilia B with FIX inhibitors	May 2026 (EU) June 2026 (U.S.)
	Pediatric patients >6 to <12 years of age with hemophilia A with or without FVIII inhibitors or hemophilia B with or without FIX inhibitors	June 2026 (U.S.)
Braftovi (encorafenib)	In combination with Erbitux®, (b) (cetuximab) and FOLFOX for the first-line treatment of adult patients with mCRC with a BRAF V600E mutation	June 2026 (EU)
Ibrance (palbociclib)(c)	In combination with trastuzumab, with or without pertuzumab, and endocrine therapy for the maintenance treatment of adult patients with HR-positive, HER2-positive locally advanced or metastatic breast cancer following induction treatment	June 2026 (U.S.)
Padcev (enfortumab vedotin)(d)	In combination with pembrolizumab as neoadjuvant treatment and then continued after cystectomy as adjuvant treatment for the treatment of adult patients with MIBC	July 2026 (U.S.)
	In combination with pembrolizumab as neoadjuvant treatment and then continued after radical cystectomy as adjuvant treatment for the treatment of adult patients with resectable MIBC	October 2026 (EU)
Comirnaty (COVID-19 Vaccine, mRNA) 2026-2027 Formula, XFG(e)	Active immunization to prevent COVID-19 caused by SARS-CoV-2 for individuals 6 months of age and older	July 2026 (EU)
	Active immunization to prevent COVID-19 caused by SARS-CoV-2 for individuals 65 years of age and older, or for individuals 5 years through 64 years of age with at least one underlying condition that puts them at high risk for severe outcomes from COVID-19	August 2026 (U.S.)
Tukysa (tucatinib)	In combination with trastuzumab and pertuzumab for the maintenance treatment of adult patients with unresectable locally advanced or metastatic HER2-positive breast cancer following induction treatment	October 2026 (U.S.)
Talzenna (talazoparib)	In combination with Xtandi (enzalutamide) for the treatment of adult patients with metastatic androgen pathway modulation-naïve or -sensitive (mAPMN/S) prostate cancer with homologous recombination repair (HRR) gene mutations, as detected by a FDA-authorized test	October 2026 (U.S.)
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
(c) Ibrance for the maintenance treatment of adult patients with HR-positive, HER2-positive locally advanced or metastatic breast cancer following induction treatment is supported by data from PATINA, a Pfizer-funded and Alliance Foundation Trials, LLC-sponsored trial. In September 2026, Pfizer withdrew its application to the EMA seeking an extension of the indication for Ibrance for this use, following a discussion with the Committee for Medicinal Products for Human Use (CHMP).
(d) Padcev is being jointly developed and commercialized with Astellas in the U.S. Outside the U.S., we have commercialization rights in all countries in North and South America, and Astellas has commercialization rights in the rest of the world.
(e) Comirnaty is being developed and commercialized with BioNTech.
Regulatory Filings:

PRODUCT	PROPOSED INDICATION	DATE^/MARKET
Tukysa (tucatinib)	In combination with trastuzumab and pertuzumab for maintenance treatment of adult patients with unresectable locally advanced or metastatic HER2+ breast cancer	April 2026 (EU)
Talzenna (talazoparib)	In combination with Xtandi (enzalutamide) for DNA Damage Repair-deficient mCSPC	June 2026 (EU)
VLA15 (PF-07307405) vaccine(a)	Prevention of Lyme disease (Lyme borreliosis) caused by Borrelia species in individuals 5 years of age and older	August 2026 (EU)
Litfulo (ritlecitinib)	Treatment of nonsegmental vitiligo in adults	October 2026 (EU)
^    For the U.S., the filing date is the date on which the FDA accepted our submission. For the EU, the filing date is the date on which the EMA validated our submission.
(a) VLA15 is being developed in collaboration with Valneva SE.

The following provides updates about additional indications and new drug candidates in late-stage development since the filing of our Annual Report on Form 10-K for the year-ended December 31, 2025:

	PRODUCT/CANDIDATE	PROPOSED DISEASE AREA
LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS	Padcev (enfortumab vedotin)(a)	MIBC bladder sparing
	Nurtec (rimegepant)	Chronic migraine
NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT	PF-07872412	Pneumococcal disease - Pediatrics
	Tilrekimig PF-07275315	Atopic dermatitis
Asthma
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
Following comprehensive review and analysis of the totality of the data, Pfizer submitted updated analyses to the EMA, FDA and other regulators. In the EU, the EMA’s referral procedure concluded in October 2025, with the EMA adopting a negative opinion on benefit-risk for Oxbryta for the treatment of hemolytic anemia due to SCD, recommending that the marketing authorization for the product remain suspended. In July 2026, Pfizer engaged with the FDA to discuss the FDA’s assessment of the data and it was determined that there is no viable pathway for returning Oxbryta to market in the U.S. Consistent with the FDA’s recommendation, on July 31, 2026, Pfizer notified the FDA that it is voluntarily withdrawing the NDAs for Oxbryta. As of November 2026, Pfizer has notified regulators outside the U.S. that it is voluntarily withdrawing the marketing authorization for Oxbryta.
In December 2024, the FDA issued a partial clinical hold for osivelotor, which prohibited Pfizer from enrolling new participants into osivelotor clinical studies. The FDA has since permitted initiation of osivelotor studies and confirmed enrollment may proceed outside of sub-Saharan Africa and for participants who have not relocated from sub-Saharan Africa within six months of screening. Enrollment of new participants began in the first quarter of 2026.
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
Reconciliations of GAAP Reported to Non-GAAP Adjusted Information––Certain Line Items

	Three Months Ended September 27, 2026
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a), (b)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$4,028	$3,279	$288	$3,242	$0.56
Amortization of intangible assets	—	—	—	1,128
Acquisition-related items	(143)	(4)	(155)	364
Discontinued operations	—	—	—	—
Certain significant items:
Restructuring charges/credits, inventory write-offs, implementation costs and additional depreciation—asset restructuring(c)	(41)	(50)	—	893
Certain asset impairments	—	—	—	—
Gains/losses on equity securities	—	—	(75)	75
Actuarial valuation and other pension and postretirement plan gains/losses	—	—	22	(22)
Other	—	(3)	21	(17)
Income tax provision—non-GAAP items				(677)
Non-GAAP Adjusted	$3,843	$3,221	$102	$4,985	$0.87

	Nine Months Ended September 27, 2026
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a), (b)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$11,668	$9,651	$4,866	$5,681	$0.99
Amortization of intangible assets	—	—	—	3,497
Acquisition-related items	(597)	(14)	(704)	1,537
Discontinued operations	—	—	—	(16)
Certain significant items:
Restructuring charges/credits, inventory write-offs, implementation costs and additional depreciation—asset restructuring(c)	(140)	(142)	—	1,611
Certain asset impairments(d)	—	—	(4,325)	4,325
Gains/losses on equity securities	—	—	(121)	121
Actuarial valuation and other pension and postretirement plan gains/losses	—	—	12	(12)
Other(e)	(25)	(15)	871	(826)
Income tax provision—non-GAAP items				(2,203)
Non-GAAP Adjusted	$10,905	$9,481	$598	$13,715	$2.39

	Three Months Ended September 28, 2025
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a), (b)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$4,172	$3,186	$517	$3,541	$0.62
Amortization of intangible assets	—	—	—	1,223
Acquisition-related items	(128)	(1)	(13)	194
Discontinued operations	—	—	—	—
Certain significant items:
Restructuring charges/credits, inventory write-offs, implementation costs and additional depreciation—asset restructuring(c)	(62)	(26)	—	379
Certain asset impairments(d)	—	—	(260)	260
Gains/losses on equity securities	—	—	201	(201)
Actuarial valuation and other pension and postretirement plan gains/losses	—	—	(11)	11
Other(e)	(3)	(1)	(177)	184
Income tax provision—non-GAAP items				(643)
Non-GAAP Adjusted	$3,979	$3,158	$257	$4,949	$0.87

	Nine Months Ended September 28, 2025
Data presented will not (in all cases) aggregate to totals. (MILLIONS, EXCEPT PER SHARE DATA)	Cost of sales(a)	Selling, informational and administrative expenses(a)	Other (income)/deductions––net(a)	Net income attributable to Pfizer Inc. common shareholders(a), (b)	Earnings per common share attributable to Pfizer Inc. common shareholders––diluted
GAAP Reported	$10,795	$9,632	$2,210	$9,419	$1.65
Amortization of intangible assets	—	—	—	3,644
Acquisition-related items	(576)	(2)	(52)	814
Discontinued operations	—	—	—	(25)
Certain significant items:
Restructuring charges/credits, inventory write-offs, implementation costs and additional depreciation—asset restructuring(c)	(115)	(46)	—	1,050
Certain asset impairments(d)	—	—	(577)	577
Gains/losses on equity securities	—	—	(94)	94
Actuarial valuation and other pension and postretirement plan gains/losses	—	—	57	(57)
Other(e)	(29)	(22)	(855)	914
Income tax provision—non-GAAP items				(1,810)
Non-GAAP Adjusted	$10,075	$9,562	$688	$14,620	$2.56
(a)Items that reconcile GAAP Reported to non-GAAP Adjusted balances are shown pre-tax. Our effective tax rates for GAAP Reported income from continuing operations were: 3.9% and 3.2% for the three and nine months ended September 27, 2026, respectively, and (6.5)% and (2.9)% for the three and nine months ended September 28, 2025, respectively. See Note 5. Our effective tax rates for non-GAAP Adjusted income were 14.0% and 14.9% for the three and nine months ended September 27, 2026, respectively, and 7.9% and 9.5% for the three and nine months ended September 28, 2025, respectively.
(b)Includes reconciling amounts for Research and development expenses that are not material to our non-GAAP consolidated results of operations.
(c)Includes employee termination costs, asset impairments and other exit costs related to our cost-reduction and productivity initiatives not associated with acquisitions. See Note 3.
(d)See Note 4.
(e)For the first nine months of 2026, the total Other (income)/deductions––net adjustment of $871 million primarily includes: (i) a net gain of $1.870 billion from the sale of our previous investment in ViiV, partially offset by (ii) charges of $1.0 billion for certain legal matters, primarily representing certain product liability and other legal expenses. For the third quarter and first nine months of 2025, the total Other (income)/deductions––net adjustments of $177 million and $855 million, respectively, primarily included charges of $191 million for the third quarter for certain legal matters, primarily representing certain product liability expenses and $755 million for the first nine months for certain legal matters, primarily representing certain product liability and other legal expenses.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(MILLIONS)	September 27, 2026	September 28, 2025	Drivers of change
Cash provided by/(used in):
Operating activities	$8,825	$6,356
The increase was driven mainly by the timing of receipts and payments in the ordinary course of business, partially offset by lower net income adjusted for non-cash items. Net income reflected higher non-cash intangible asset impairments and lower upfront in-licensing payments (primarily $650 million to Innovent in 2026 compared with $1.35 billion to 3SBio in 2025) and a net gain on the sale of our investment in ViiV in 2026.

Investing activities	$865	$4,795
The change was driven mainly by the non-recurrence of $6.3 billion proceeds from the sale of the remaining portion of our previous investment in Haleon in 2025, partially offset by $1.9 billion proceeds from the sale of our investment in ViiV in 2026 and a $537 million increase in net proceeds from short-term investments.

Financing activities	$(9,025)	$(10,900)
The change was driven mainly by a $3.0 billion decrease in net repayments of short-term borrowings and a $2.5 billion decrease in repayments of long-term debt, partially offset by the non-recurrence of a $3.7 billion long term debt issuance.

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
Debt Capacity––Lines of Credit––As of the date of the filing of this Form 10-Q, we had access to a $7.0 billion committed revolving credit facility maturing in October 2031, which may be used for general corporate purposes including to support our global commercial paper borrowings. In addition to the revolving credit facility, our lenders have provided us an additional $220 million in lines of credit, essentially all expiring within one year. All lines of credit were unused as of the date of the filing of this Form 10-Q.
Capital Allocation Framework––Our capital allocation framework is designed to enhance long-term shareholder value and is based on three core pillars: (i) reinvesting in the business, including maintaining the flexibility to deploy capital towards potential value-creating business development transactions, (ii) maintaining and, over the long term, growing our dividend, and (iii) in the future, the potential to resume the return of capital to shareholders through value-enhancing share repurchases after de-levering our balance sheet. Given the anticipated unfavorable impact from patent-based or regulatory exclusivity expiries over the next few years, we expect leverage to remain around current levels, or modestly higher, through this transition period. We expect to continue to de-lever over the longer term in a prudent manner in order to maintain a balanced capital allocation strategy.

Dividends––In October 2026, our BOD declared a dividend of $0.43 per share, payable on December 7, 2026, to shareholders of record at the close of business on November 6, 2026.
Common Stock Purchases—As of September 27, 2026, our remaining share-purchase authorization was $3.3 billion, with no repurchases in the first nine months of 2026. See Note 12 in our 2025 Form 10-K for more information on our publicly announced share-purchase plan.
Sale of Investment—On March 31, 2026, which fell in our second fiscal quarter of 2026, Pfizer completed the exit of its 11.7% investment in ViiV and received $1.875 billion in cash proceeds. See Notes 2 and 4.
NEW ACCOUNTING STANDARDS

Recently Issued Accounting Standards, Not Adopted as of September 27, 2026
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
In particular, forward-looking information in this Form 10-Q includes statements relating to specific future actions, performance and effects, including, among others, the expected benefits of the organizational changes to our operations; our anticipated operating and financial performance; our expectations regarding the impact of COVID-19 on our business, operations and financial results; the expected revenue, seasonality of demand and phasing for certain of our products; expected patent terms; the expected impact of patent expiries and generic and biosimilar competition; the expected pricing pressures on our products and the anticipated impact to our business; the expected impact of the IRA Medicare Part D Redesign; the benefits expected from our business development transactions; the availability of raw materials; our efforts to mitigate the impact, and potential impact, of tariffs and pricing dynamics on our business and operations; global economic and/or geopolitical instability, foreign exchange rate fluctuations and inflationary pressures; our anticipated cash flows and liquidity position; the anticipated costs, savings and potential benefits from certain of our initiatives, including our enterprise-wide Realigning Our Cost Base Program and our Manufacturing Optimization Program designed to reduce our cost of goods sold; our voluntary agreements with the U.S. Government designed to lower drug costs for U.S. patients and to include certain Pfizer products on the TrumpRx.gov platform, Pfizer’s plans to further invest in U.S. manufacturing and potential tariff impacts; our expectations regarding product supply; our expectations regarding AI and our ability to successfully integrate and scale our AI initiatives; our planned capital spending; our capital allocation framework; our expectations regarding leverage; and expectations regarding legal proceedings and compliance with existing and anticipated laws and regulations.
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
Risks Related to Our Business, Industry and Operations, and Business Development
•the outcome of R&D activities, including the ability to meet anticipated pre-clinical or clinical endpoints, commencement and/or completion dates for our pre-clinical or clinical trials, regulatory submission dates, and/or regulatory approval and/or launch dates; the possibility of unfavorable pre-clinical and clinical trial results, including the possibility of unfavorable new pre-clinical or clinical data and further analyses of existing pre-clinical or clinical data; risks associated with preliminary, early stage or interim data; the risk that pre-clinical and clinical trial data are subject to differing interpretations and assessments, including during the peer review/publication process, in the scientific community generally, and by regulatory authorities; whether and when additional data from our pipeline programs will be published in scientific journal publications, and if so, when and with what modifications and interpretations; and uncertainties regarding the future development of our product candidates, including whether or when our product candidates will advance to future studies or phases of development or whether or when regulatory applications may be filed for any of our product candidates, including as a result of clinical trial data or regulatory decisions or feedback that could impact the future development of our product candidates, including our vaccine candidates such as our next generation pneumococcal conjugate vaccine candidates;
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
•competition, including from new product entrants, in-line branded products, generic products, private label products, biosimilars and product candidates that treat or prevent diseases and conditions similar to those treated or intended to be prevented by our in-line products and product candidates, including as a result of competitor contracts with customers;
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
Risks Related to Government Regulation, Legal Proceedings, and Changes in Laws and Accounting Standards
•the impact of any U.S. healthcare reform or legislation, including executive orders or other change in laws, regulations or policy, or any significant spending reduction or cost control efforts affecting Medicare, Medicaid, the 340B Program or other publicly funded or subsidized health programs, including the IRA and the IRA Medicare Part D Redesign, government cuts to Affordable Care Act (ACA) subsidies, or changes in the tax treatment of employer-sponsored health insurance that may be implemented;
•risks and uncertainties related to the impact of Pfizer’s voluntary agreements with the U.S. Government designed to lower drug costs for U.S. patients and to include certain Pfizer products on the TrumpRx.gov platform, Pfizer’s plans to further invest in U.S. manufacturing and potential tariff impacts;
•U.S. federal or state legislation or regulatory action and/or policy efforts affecting, among other things, pharmaceutical product pricing, including international reference pricing (including Most-Favored-Nation drug pricing), intellectual property, product research, development and approval processes and pathways, reimbursement or access to or recommendations for our medicines and vaccines, tax changes or other restrictions on U.S. direct-to-consumer advertising; limitations on interactions with healthcare professionals and other industry stakeholders; as well as pricing pressures for our products as a result of highly competitive biopharmaceutical markets;
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
•governmental laws, regulations, policies and accounting standards affecting our operations, including, without limitation, the IRA, as well as new or changes in such laws, regulations, policies or accounting standards or their interpretation, including, among others, new or changes in tariffs, tax laws and regulations internationally and in the U.S., including the OBBBA, which was enacted on July 4, 2025, and is still subject to further guidance; the adoption of global minimum taxation requirements outside the U.S. generally effective in most jurisdictions since January 1, 2024, government cost-cutting measures and related impacts on, among other matters, government staffing, resources and ability to timely review and process regulatory or other submissions; restrictions related to certain data transfers, including data security, data localization and cross border data transfer regulations, and transactions involving certain countries; and potential changes to existing tax laws, tariffs, or changes to other laws, regulations or policies in the U.S., including by the U.S. Presidential administration and Congress, as well as in other countries;
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
•any business disruption, theft of confidential or proprietary information, security threats on facilities or infrastructure, extortion or integrity compromise resulting from a cyber-attack, which may include those using adversarial AI techniques, or other malfeasance by, but not limited to, nation states, employees, business partners or others; and
•risks and challenges related to the use of proprietary or third-party software, systems and services (including cloud services) that include AI-based functionality and other emerging technologies, such as the risk of inaccurate, biased or otherwise flawed outputs of AI tools and models; risks related to the protection of proprietary data and confidential information used in or generated by AI systems; reputational risks related to the use of AI in drug discovery, clinical development, manufacturing, commercial operations or patient-facing applications; and the risk that anticipated cost savings or benefits from AI, automation and digital enablement efforts may not be realized in the expected amounts or within expected timeframes.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following summarizes purchases of our common stock during the third quarter of 2026:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Value of Shares That May Yet Be Purchased Under the Plan(b)
June 29 through July 26, 2026	18,197	$24.56	—	$3,292,882,444
July 27 through August 23, 2026	19,352	$25.69	—	$3,292,882,444
August 24 through September 27, 2026	17,673	$28.40	—	$3,292,882,444
Total	55,222	$26.18	—
(a)Represents (i) 54,453 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of awards under our long-term incentive programs and (ii) the open market purchase by the trustee of 769 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who deferred receipt of performance share awards.
(b)See Note 12 in our 2025 Form 10-K.

ITEM 5. OTHER INFORMATION
During the three months ended September 27, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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

Pfizer Inc.
(Registrant)

Dated:	November 3, 2026	/s/ Jennifer B. Damico
Jennifer B. Damico Senior Vice President, Controller & Chief Accounting Officer